Form 10-Q
period 1996-06-30
MFB CORP
filed 1996-08-02
CIK 916396

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549



                             FORM 10-Q



      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

               OF THE SECURITIES EXCHANGE ACT OF 1934



            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996



                               OR



 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES              EXCHANGE ACT OF 1934 FOR THE TRANSITION
PERIOD

             FROM   ____________________ TO



                    Commission file number:  0-23374



                             MFB CORP.

     (Exact name of registrant as specified in its charter)



	Indiana	                                  35-1907258

	State or other jurisdiction of	      (I.R.S. Employer

	incorporation or organization	        Identification Number)



                      121 South Church Street

                           P.O. Box 528

                      Mishawaka, Indiana 46546

              (Address of principal executive offices,

                        including Zip Code)



                          (219) 255-3146

      (Registrant's telephone number, including area code)



                               None



     (Former name, former address and former fiscal year, if
                     changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



	(1)   Yes   X  	                         No

	(2)   Yes   X 	                              No



The number of shares of the registrant's common stock, without par value, outstanding as of

             June 30, 1996 was 1,973,980.

























                      MFB CORP. AND SUBSIDIARY

                             FORM 10-Q



                               INDEX





	                                                    Page No.



Part I.  Financial Information						2



	Item 1.  Financial Statements						2



		Consolidated Balance Sheets, (Unaudited)

		June 30, 1996 and September 30, 1995				2



		Consolidated Statements of Income, (Unaudited)

		Three and nine months ended June 30, 1996 and 1995	3



		Consolidated Statements of Changes in

		Shareholders' Equity, (Unaudited)

		Nine months ended June 30, 1996 and 1995			4



		Consolidated Statements of Cash Flows, (Unaudited)

		Nine  months ended June 30, 1996 and 1995			5



		Notes to Unaudited Consolidated Financial

		Statements June  30, 1996						7



	Item 2.	Management's Discussion and Analysis of

			Financial Condition and

			Results of Operations					9



Part II.  Other Information 						    13



	Items 1-6.  								    13



	Signatures								    14





















































		             MFB CORP. AND SUBSIDIARY

               CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                June 30, 1996 and September 30, 1995

                          (in thousands)



			                                   June 30,    September 30,

	                                               1996	      1995

ASSETS

Cash and due from financial institutions        $    579	 $
2,063

Interest-earning deposits in other

	financial institutions	                       646         5,391

		Cash and cash equivalents	           1,225         7,454

Interest-earning time deposits in

	other financial institutions	                  991	     1,880

Securities available-for-sale	                    40,267
  ---

Securities held-to-maturity	                       ---
40,117

Other securities - Federal Home Loan

	Bank stock	                               1,336         1,271

Mortgage-backed and related securities

	available-for-sale	                         24,780	       ---

Mortgage-backed and related securities

	held-to-maturity				             ---        11,905

Total loans						         139,095	   121,491

Less allowance for loan losses	                 (333)	      (310)

	Loans receivable, net	                   138,762	   121,181

Accrued interest receivable	                       857	       818

Premises and equipment, net	                     1,939	     1,977

Other assets	                                      402
462



	Total Assets	                            $210,559      $187,065





LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

	Deposits	                                 $153,962	  $144,552

	Advances from borrowers for taxes

		and insurance	                          1,129         2,169

	Borrowed Funds					          17,500	       ---

	Accrued expenses and other liabilities	        277         2,345

	    Total Liabilities	                   172,868       149,066



Shareholders' Equity

	Common Stock	                              18,284        19,657

	Retained earnings	                         20,904        19,732

	Employee stock ownership plan	                 (950)
(1,100)

	Recognition and retention plans	            (210)         (290)

	Net unrealized depreciation on

		securities available-for

		sale, net of tax	                      (337)          ---

	     Total shareholders' equity	          37,691	    37,999



	Total Liabilities and

		Shareholders' Equities	             $210,559	  $187,065





















                      MFB CORP. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                Nine months ended June 30, 1996 and 1995

                            (In thousands)



	                                Three Months Ended   Nine
Months Ended	                                     June 30,
   June 30,

			                        1996        1995	1996       1995

Interest income

	Loans receivable

 		First mortgage loans            $ 2,524     $ 2,212  $ 7,251
 $ 6,522

   	Consumer and other loans             55           9       99
       24

    	Financing leases and

	    Commercial loans                   30           -       76
       -  	Securities                            547         615
   1,655     1,815

 	Mortgage-backed and

		related securities                  378         172      829
    525

  	Other interest-earning

		assets                               99         117      338
    353

	                                       --         ---      ---
     ---

                                       3,633       3,125
10,248     9,239

Interest expense

	Deposits                            1,886	      1,743    5,568
   4,969

 	Borrowed funds                        164	          -	  248
     -

                                        ---           --
- ---        --

                                       2,050       1,743
5,816     4,969



Net interest income	                   1,583       1,382
4,432     4,270

Provision for loan losses                  8	          7	   23
     23



Net interest income after

provision for loan losses              1,575       1,375
4,409     4,247



Noninterest income

	Insuance commissions                    38          39      94
      91

	Other                                   53          41     201
     145

		Total noninterest income              91          80     295
    236



Noninterest expense

	Compensation and

		employee benefits                    541	         576	1,551
 1,757 	Occupancy and equipment                107	         104
   312       281

	SAIF deposit ins. premium               83	          83     249
      249

	Other                                  232	         172	  646
    540

		Total noninterest expense            963	         935   2,758
   2,827



Income before income taxes               703          520
1,946     1,656



Income tax expense                       279	         207	  774
     659



Net income                            $  424	      $  313 $
1,172    $  997



Earnings per common and common

equivalent share  (Note 2)            $ 0.22	      $ 0.15 $
0.60    $ 0.49



Earnings per share-assuming

full dilution 	                  $ 0.22       $ 0.15 $  0.60
$ 0.49

                  (Note 2)



                   See accompanying notes to (unaudited)

                     consolidated financial statements.



                        MFB CORP. AND SUBSIDIARY

   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

                Nine months ended June 30, 1996 and 1995

                            (In thousands)





			                                           Common    Common
Net Unrealized

			                                            Stock	   Stock
Appreciation

			                                           Acquired  Acquired
 on Securities      Total

                                 Common  Retained     By
By      Available-    Shareholders'

	                              Stock   Earnings    ESOP 	    RRP
     for-Sale         Equity



Nine months ended

 June 30, 1995



Balance - October 1, 1994	   $  21,049	 $ 18,496   $(1,300) $
(540)   $         -       $ 37,705



Retirement of 109,361 shares

 of common stock	      (1,530)        -         -         -
        -         (1,530)



Contribution to fund ESOP	          86	        -	   150
- - 	          -           236



Amortization of RRP Contribution	    -	        -	     -
205 	          -           205



Net income for the nine months

  ended June 30, 1995                 -	      997	     -
- - 	          -           997



Balance at June 30, 1995      $  19,605	 $ 19,493   $ (1,150)  $
 (335)	$         -      $ 37,613







Nine months ended

June 30, 1996



Balance-October 1, 1995	    $ 19,657	 $ 19,732   $ (1,100)  $ (
290)  $         -      $ 37,999



Retirement of 103,893 shares

 of common stock (Note 2)	      (1,499)     	-	      -        -
         -        (1,499)



Contribution to fund ESOP	           - 	       -	    150	  -
      -           150



Market Adjustment of ESOP

shares	                             126	       -	      -	  -
      -           126



Amortization of RRP

contribution	                         -	       -	      -	 80
      -            80



Change in securities classification

to available-for-sale  (Note 1)	     -	       -	      -	  -
   119           119



Net change in unrealized

appreciation on securities

available-for-sale 	                   -	-	      -	  -
(456)          (456)



Net income for the nine months

ended June 30, 1996 	            -   1,172	      - 	  -
- -          1,172



Balance at June 30, 1996	      $18,284	 $20,904      $ (950)  $
(210     $    (337)      $ 37,691







See accompanying notes to (unaudited ) consolidated financial statements.























                       MFB CORP. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                 Nine months ended June 30, 1996 and 1995

                           (In thousands)



	                                                    Nine
Months Ended


June 30,

                                                          1996
      1995

Cash flows from operating activities

Net income 			                          $    1,172     $    997

Adjustments to reconcile net income to net

cash provided by operating activities

	Depreciation			                            104
71		Amortization of:

		Premiums and discounts on securities,  net	   111
142			RRP contribution	                             80
205

	Provision  for loan losses	                        23
23

	Market adjustment of ESOP shares	                  127
 86

	ESOP  expense		                                 150          150

	Net change in:

      	Net deferred loan origination fees	              15
   (55)

          Accrued interest receivable	                  (39)
    (47)

          Other assets		                            191
(61)

          Accrued expenses and other liabilities	     (1,977)
      (6)	     	Total adjustments	                    (1,215)
     508

	     	Net cash provided (used)

				by operating activities	             (43)       1,505





Cash Flows from investing activities

	Net change in loans		                        (13,903)
(4,573)

	Purchase of:

      	Mortgage-backed and related securities

			available-for-sale	                   (20,680)           -

        	Financing leases receivable	               (2,001)
     -

          Mortgage loans	                              (1,715)
        -

      	Securities available-for-sale	              (16,091)
   (95)

  	     Securities held-to-maturity	                    -
(8,766)

       	Premises and equipment, net	                  (68)
 (157)

   	Proceeds from:

        	Maturities of securities held-to-maturity	 4,300
10,700

          Maturities of securities available-for-sale	 9,050
       -

         	Principal payments of mortgage-backed and

			related securities available-for-sale	 1,456            -

         	Principal  payments of mortgage-backed and

            	related securities held-to-maturity      	-
 862

         	Sales of mortgage-backed and related

			securities available-for-sale	           5,856            -

     	Sales of securities available-for-sale	      2,350
   -

		Net change in interest-earning time deposits

			in other financial institutions	        889        1,486



   	Net cash used by investing activities	         (30,557)
  (543)











                                (Continued)

                          MFB CORP. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                   Nine months ended June 30, 1996 and 1995

                               (In thousands)



	                                                    Nine Months
Ended


June 30,
 1996         1995

Cash flows from financing activities

	Net change in deposits	                          9,410
(485)	Net change in advances from borrowers

		for taxes and insurance	                    (1,040)
(669)	Proceeds from Federal Home Loan Bank advances     17,500
         -

     Retirement of shares of common stock	          (1,499)
(1,530)

         	Net cash provided (used) by

			financing activities	               24,371       (2,684)



Net change in cash and cash equivalents	               (6,229)
   (1,722)



Cash and cash equivalents at beginning of period	      7,454
   6,153



Cash and cash equivalents at end of period	         $ 1,225
$ 4,431





Supplemental disclosures of cash flow information

	Cash paid during the period for

		Interest on deposits	                   $ 5,552      $ 4,962

		Income taxes	        	                       692          671



Supplemental schedule of non-cash investing activities

	Transfer from:

		Securities held-to-maturity to

		securities available-for-sale           $36,281,499      $
- -



		Mortgage-backed and related securities

		held-to-maturity to mortgage-backed and

		related securities available-for-sale   $11,616,526      $
- -



        	Investment securities to

		securities available-for-sale	          $         -      $
1,175









































 See accompanying notes to (unaudited ) consolidated financial statements.



                        MFB CORP. AND SUBSIDIARY

           NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1996





NOTE 1 - BASIS OF PRESENTATION  AND ACCOUNTING POLICIES



Nature of Operations: MFB Corp. is an Indiana corporation organized in December, 1993, to become a unitary savings and
loan holding company.   MFB Corp. became a unitary savings and
loan holding company upon the conversion of Mishawaka Federal Savings (the "Bank") from a federal mutual savings and loan association to a federal stock savings bank in March, 1994. MFB Corp. is the sole shareholder of the Bank. MFB Corp. and the Bank (collectively referred to as the "Company") conduct business from their main office in Mishawaka, Indiana and three branch locations in St. Joseph County, Indiana. The Bank offers a variety of lending, deposit and other financial services to its retail and commercial customers. The Bank's wholly-owned subsidiary, Mishawaka Financial Services, Inc., is engaged in the sales of credit life, general fire and accident, car, home, and life insurance as agent for the Bank's customers and the general public.




Basis of Presentation: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary Mishawaka Federal Savings as of June 30, 1996 and September 30, 1995, and the consolidated statements of income for the three and nine months ended June 30, 1996 and 1995, and the consolidated statements of changes in shareholders' equity and the consolidated statements of cash flows for the nine months ended June 30, 1996 and 1995. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the nine months ended June 30, 1996 is not necessarily indicative of the results that may be expected for the full year.



 Allowance: The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.































                                (Continued)



                         MFB CORP. AND SUBSIDIARY

            NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL
STATEMENTS

                             June 30, 1996





The carrying value of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in estimates of future payments and due to the passage of time are reported as provisions for loan losses, or otherwise as interest income.



Activity in the allowance for loan losses were as follows for the nine months ended June 30, 1996.



        	Balance at September 30, 1995	  $ 310,000

		Provision for loan losses	     22,500

        	Charged-off loans	                    -

         	Recoveries	                         -

        	Balance at June 30, 1996	       $ 332,500



As of  June 30, 1996, the Company had no impaired loans.







NOTE 2 - EARNINGS PER COMMON SHARE



Earnings per common and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding.
Employee and director stock options are considered common stock equivalents. At June 30, 1996, the Company had 105,823 unallocated shares which are excluded from the weighted average number of shares outstanding used to calculate the earnings per common and common share equivalent. The weighted-average number of shares outstanding for the calculation of earnings per common and common equivalent share were 1,940,389 at June 30, 1996 and 2,053,183 at June 30, 1995. The weighted-average number of shares outstanding for the calculation of fully-diluted earnings per share were 1,936,578 at June 30, 1996 and 2,052,534 at June 30, 1995.



During the quarter ended June 30, 1996, 103,693 shares of common stock, or 5% of the outstanding shares, were purchased and retired by the Company for $1,499,000.





































Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations





GENERAL



The principal business of Mishawaka Federal Savings (the "Bank") has historically consisted of attracting deposits from the general public and making loans secured by residential and other real estate. The Bank, like other financial institutions, is significantly affected by prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors, including interest rates paid on competing investments, account maturities and level of personal income and savings. In addition, deposit growth is affected by how customers perceive the stability of the financial services industry amid various current events such as regulatory changes and financing of the deposit insurance fund. Lending activities are influenced by the demand for and supply of housing lenders, the availability and cost of funds and various other items. Sources of funds for lending activities of the Bank include deposits, payments on loans, Federal Home Loan Bank advances and income provided from operations. The Company's earnings are primarily dependent upon the Bank's net interest income, the difference between interest income and interest expense.



Interest income is a function of the balances of loans and securities outstanding during a given period and the yield earned on such loans and securities. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on such deposits and borrowings. The Company's earnings are also affected by the Bank's provisions for loan and real estate losses, service charges, income from subsidiary activities, operating expenses and income taxes.





LIQUIDITY



Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and other investments with five years or less remaining until maturity. These assets, commonly referred to as liquid assets, include deposits in other financial institutions, mortgage-backed and related securities and other securities, excluding FHLB stock. Liquid assets were $47.6 million as of June 30, 1996 compared to $61.4 million as of September 30, 1995. This $13.8 million reduction was primarily the result of the sale of $5.9 million of mortgage-backed securities and decreases of $6.2 million in cash and cash equivalents. The above decreases, along with $17.5 million in Federal Home Loan Bank advances and increases of $9.4 million in customer deposits were used to fund the $17.6 million increase in net loans and the purchase of $20.7 million in collateralized mortgage obligations with maturities greater than five years.



The Company uses its liquidity mainly to fund existing and future loan commitments, to fund deposit withdrawals, to invest in securities, and to meet operating expenses. At June 30, 1996, the Company had outstanding loan commitments amounting to $20.5 million (including $7.6 million in available equity lines of credit) . Management believes that loan repayments and other sources of funds will be adequate to meet the Company's liquidity needs.



The cash flow statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the changes in the cash flow statements for the nine months ended
June 30, 1996  and 1995 follows.



The Company experienced a $43,000 net decrease in cash from operating activities for the period ended June 30, 1996, compared to a $1.5 million net increase in cash from operating activities for the period ended June 30, 1995. The decrease in the most recent period was primarily due to a $2.0 million decrease in accrued expenses and other liabilities partially offset by net income during the period of $1.2 million and a decrease in other assets of $191,000.



Net cash used in investing activities was $30.6 million and $543,000 for the nine months ended June 30, 1996 and 1995, respectively. This change in net cash includes the results from normal maturities and reinvestments of securities, the net change in loans and principal reductions of mortgage-backed securities. Additionally, the Bank acquired $20.7 million in collateralized mortgage obligations, $2.0 million of financing leases, and $1.7 million of one to four family mortgage loans, and sold $2.3 million in securities and $5.9 million of mortgage-backed securities during the nine months ended June 30, 1996.



Net cash of $24.4 million was generated from financing activities during the nine months ended June 30, 1996 compared to $2.7 million used in financing activities during the nine months ended June 30, 1995. As previously discussed, $17.5 million in Federal Home Loan Bank advances and $9.4 million in net deposits were used to fund the investing activities for the nine months ended June 30, 1996. Offsetting the funds derived from these sources were $1.0 million in escrow payments for borrower's taxes and the purchase and retirement of 103,893 shares of common stock totaling $1.5 million during the period ending June 30, 1996. The retirement of 109,361 shares of common stock, a decrease in total deposits, and escrow payments for borrower's taxes led to the $1.5 million decrease in financing cash flows in 1995.





BIF-SAIF FUND AND CHARTER MERGER



The House and Senate Banking Committees continue to mark up proposals to recapitalize the Savings Association Insurance Fund ("SAIF") from a one-time special assessment and, effective January 1, 1998: 1) merge the SAIF fund with the Bank Insurance Fund ("BIF") , 2) require federally-chartered thrifts to opt for a national or state bank charter, and 3) abolish the Office of Thrift Supervision ("OTS").



A most recent estimate is for a SAIF one-time special assessment in the amount of approximately 87.5 basis points levied upon the thrifts deposits at June 30, 1996. Based on the Company's deposits at June 30, 1996 in the amount of $154.0 million, the Company's share of the one-time assessment could be approximately $1.3 million. If , after the one-time assessment, the Company's regular premium decreases from 23 basis points to the current BIF level of 4 basis points, the Company's regular annualized insurance premium would decrease, based on deposits at September 30, 1995, approximately $275,000 from $333,000 to $58,000 or a 4.7 year recovery period for the special assessment.





CAPITAL RESOURCES



Total shareholders' equity decreased $300,000 from $38.0 million as of September 30, 1995 to $37.7 million as of June 30, 1996.
This reduction was primarily related to the outlay of $1.5 million to repurchase 5% of the outstanding shares of common stock  partially offset by  $1.2 million in

net income for the nine months ended June 30, 1996.



Federal regulations require savings banks to have minimum regulatory tangible capital equal to 1.5% of total assets, a 3% core capital ratio and an 8.0% risk-based capital ratio. At June 30, 1996, the Bank meets the regulatory tangible capital, core capital and risk-based capital requirements. Tangible capital was $31.3 million or 14.9% of total bank assets, core capital was $31.3 million of 14.9% of total bank assets and risk-based capital was $31.7 million or 35.7% of risk-based bank assets.



As of June 30, 1996, other than the proposed one-time special SAIF assessment discussed previously, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.







MATERIAL CHANGES IN FINANCIAL CONDITION



June 30, 1996 Compared to September 30, 1995



Total assets increased $23.5 million from $187.1 million as of September 30, 1995 to $210.6 million as of June 30, 1996.



Net loans increased by $17.6 million from $121.2 million at September 30, 1995 to $138.8 million at June 30, 1996, primarily due to loan originations exceeding principal payments by approximately $13.9 million along with the purchase of $2.0 million in financial leases and $1.7 million in mortgage loans. Mortgage-backed and related securities increased $13.4 million during this period due to the purchase of $20.7 million in collateralized mortgage obligations partially offset by the sale of $5.9 million of mortgage-backed securities, and $ 1.4 million in mortgage-backed security principal repayments. Cash and cash equivalents decreased $6.2 million during this same period.



Total liabilities increased from $149.1 million at September 30, 1995 to $172.9 million at June 30, 1996. Significant liability changes included the addition of $17.5 million in Federal Home Loan Bank advances and increased savings deposits of $9.4 million which were used to fund the increase in net loans and the purchases of various investment securities. The FHLB advances have a weighted average interest rate of 5.41% and mature in three years or less. Additionally, accrued expenses and other liabilities decreased $2.0 million due to the October settlement of September commitments to purchase securities.



 .



MATERIAL CHANGES IN RESULTS OF OPERATIONS



Three and nine months ended June 30, 1996 compared to the three and nine months ended June 30, 1995



The Company's consolidated net income for the three and nine months ended June 30, 1996 was $424,000 and $1,172,000, respectively, compared to $313,000 and $997,000 for the three and nine months ended June 30, 1995.



Net interest income for the most recent three month and nine month periods totaled $1.58 million and $4.41 million respectively compared to $1.38 million and $4.25 million for the same periods one year ago. During the three months and nine months ended June 30, 1996, total interest income increased by $508,000 and $1,009,000 compared to the same periods one year ago primarily as a result of the increase in earning assets. Total interest expense increased $307,000 and $847,000 for the three and nine month comparative periods reflecting the growth in savings accounts deposits as well as the cost of borrowed funds.



Noninterest income increased from $80,000 for the three months ended June 30, 1995 to $91,000 for the most recent three month period. Noninterest expense increased from $935,000 during the three months ended June 30, 1995 to $963,000 during the three months ended June 30, 1996. This expense increase is primarily related to increased advertising expense. For the nine month period ended June 30, 1996, noninterest expense decreased to $2.76 million from $2.83 million for the same period one year ago. The main reason for this change was compensation and employee benefit expense decreasing by $206,000 partially offset by an $80,000 increase in advertising expense and a $31,000 increase in occupancy and equipment expense. The decrease in compensation and employee benefits occurred primarily as a result of lower pension fund expenses over the comparative nine month periods as a result of an overfunding status in the defined benefit plan that was identified by the plan administrator in the most recent nine month period.





SUPPLEMENTAL INFORMATION



There were no material increases or decreases in regard to nonperforming assets as of June 30, 1996 compared to September
30, 1995.



A cash dividend of $ .06 on each share of common stock for the quarter ending June 30, 1996 was announced on July 17, 1996.
The dividend is payable on August 20, 1996 to holders of record on August 6, 1996.









IMPACT OF NEW ACCOUNTING STANDARDS



Several new accounting standards have been issued by the Financial Accounting Standards Board that will apply in 1996. Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of long-lived assets ", requires a review of long-term assets for impairment of recorded value and resulting write-downs if value is impaired. Statement of Financial Accounting Standards No. 122, "Accounting for mortgage servicing rights", requires recognition of an asset when servicing rights are retained on in-house originated loans
that are sold.   Statement  of Financial Accounting Standards
No. 123. "Accounting for stock-based compensation", requires pro-forma disclosure of the effect on net income of valuing future option grants at estimated fair value of the option granted. These statements are not expected to have a material effect on the Company's consolidated financial position or consolidated results of operation.



























                          MFB CORP. AND SUBSIDIARY

                                 FORM 10-Q



PART II - OTHER INFORMATION





Item 1.	Legal Proceedings.



		None



Item 2.	Changes in Securities.



		None



Item 3.	Defaults Upon Senior Securities.



		None



Item 4.	Submission of Matters to a Vote of Security Holders.



		(a)	The Annual Meeting of Shareholders was held on January 16,
1996.



		(b)	Each of the persons named in the proxy statement as a
				nominee for director was elected.



		(c)	The voting results on each of the matters which were
				submitted to the shareholders can be found in 				the Form
10-Q filed for the quarter ended December 31, 1995.



Item 5.	Other Information.



		None



Item 6.	Exhibits and Reports on Form 8-K



		None





















































                              SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







MFB CORP.









Date                           	By
                                         		Charles J. Viater

								President







Date                           	By
                                              	Timothy C. Boenne

								Vice President































































