Form 10-K
period 1996-09-30
MFB CORP
filed 1996-12-30
CIK 916396

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 1996
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from         to

Commission file number:  0-23374

                                    MFB CORP.
             (Exact name of registrant as specified in its charter)

               Indiana                                   35-1907258
   State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization                  Identification Number)

121 South Church Street,
P.O. Box 528 Mishawaka, Indiana                              46546
(Address of principal executive offices)                    Zip Code

Registrant's telephone number, including area code:
                                                     (219) 255-3146

Securities Registered Pursuant to Section 12(b) of the Act:
                                                              None

Securities Registered Pursuant to Section 12(g) of the Act:

                                     Common Stock, without par value
                                    (Common Share Purchase Rights)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           (1)   Yes   X                         No
                     -----
           (2)   Yes   X                         No
                     -----

Indicate by check mark if disclosure of delinquent filers persuant to Item 405, Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any ammendment to this Form 10-K. X__

The aggregate market value of the issuer's voting stock held by non-affiliates, as of December 2, 1996, was $23,906,370.00.

The number of shares of the registrant's common stock, without par value, outstanding as of December 2, 1996, was 1,781,517 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1996 are incorporated by reference into Part II.

Portions of the Proxy Statement for the 1997 Annual Meeting of the Shareholders are incorporated into Part I and Part III.


                            Exhibit Index on Page 47
                              Page one of 99 Pages

                                    MFB CORP.
                                    Form 10-K
                                      INDEX


PART I

Item 1.           Business ..............................................  1
Item 2.           Properties ............................................ 40
Item 3.           Legal Proceedings ..................................... 41
Item 4.           Submission of Matters to a Vote of Security Holders ... 41
Item 4.5          Executive Officers of MFB.............................. 41

PART II

Item 5.           Market for Registrant's Common Equity and Related
                           Stockholder Matters .......................... 42
Item 6.           Selected Financial Data ............................... 43
Item 7.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations .......... 43
Item 8.           Financial Statements and Supplementary Data ........... 43
Item 9.           Changes in and Disagreements with Accountants on
                              Accounting and Financial Disclosure........ 43

PART III

Item 10.          Directors and Executive Officers of the Registrant..... 44
Item 11.          Executive Compensation................................. 44
Item 12.          Security Ownership of Certain Beneficial Owners
                             and Management.............................. 44
Item 13.          Certain Relationships and Related Transactions......... 44

PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports
                             on Form 8-K................................. 44
Signatures                  ............................................. 46

Item 15.          Exhibit List .......................................... 47

                                     PART 1

Item 1.       Business.

General

     MFB Corp. ("MFB") is an Indiana corporation organized in December, 1993, to become a unitary savings and loan holding company. MFB became a unitary savings and loan holding company upon the conversion of Mishawaka Federal Savings (the "Bank", and together with MFB, the "Company") from a federal mutual savings and loan association to a federal stock savings bank on March 24, 1994. On November 1, 1996, Mishawaka Federal Savings officially changed its name to MFB Financial. The principal asset of MFB consists of 100% of the issued and outstanding shares of common stock, $0.01 par value per share, of the Bank. The Bank began operations in Mishawaka, Indiana in 1889 under the name Mishawaka Building and Loan Association.

     MFB Financial directly, and indirectly through its service corporation subsidiary, offers a number of consumer and commercial financial services. These services include: (i) residential real estate loans; (ii) home equity and second mortgage loans; (iii) construction loans; (iv) loans secured by deposits; (v) NOW accounts; (vi) passbook savings accounts; (vii) certificates of deposit;
(viii) consumer and commercial demand deposit accounts; (ix) individual retirement accounts; and (x) a variety of insurance products through its service corporation subsidiary, Mishawaka Financial Services, Inc. MFB Financial provides these full services through its four offices, three in Mishawaka and one in South Bend, Indiana and also operates a mortgage origination office in Elkhart, Indiana. MFB Financial's market area for loans and deposits primarily consists of St. Joseph and Elkhart counties.

     The Company's principal source of revenue is interest income from lending activities, primarily residential mortgage loans and, to a lesser extent, residential construction loans. At September 30, 1996, $143.8 million, or 92.9% of the Company's total loan portfolio, consisted of mortgage loans on one-to four-family residential real property which are generally secured by first mortgages on the property. MFB Financial also makes a limited number of residential construction loans. A large majority of the residential real estate loans originated by MFB Financial are secured by properties located in St. Joseph County.

     MFB Financial also makes a limited number of consumer loans, commercial real estate loans and multi-family mortgage loans. Consumer loans include loans secured by deposits and home equity and second mortgage loans.

     In the early 1980's, most savings association's loan portfolios consisted of long-term, fixed-rate loans which carried low interest rates. At the same time, most savings associations had to pay high interest rates on deposits in order to be competitive and retain deposits. The mismatch between the low fixed rates on long-term mortgage loans and the high interest rates on short-term deposits had an adverse effect on these savings associations' business. A significant portion of MFB Financial's loan portfolio consists of adjustable rate loans. Adjustable rate loans permit MFB Financial to better match the interest it earns on loans with the interest it pays on deposits. Additionally, MFB Financial attempts to lengthen liability repricing by aggressively pricing longer term certificates of deposit during periods of relatively low interest rates.

Lending Activities

     General. MFB Financial historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one-to four-family residential real property. These loans continue to be the major focus of MFB Financial's loan origination activities. Over the past year, a successful home equity line of credit program was added as well as a new commercial loan program which is expected to enhance loan yields. Management is currently evaluating other loan programs which may be added as business plans warrant.

     Residential Loans. Residential loans consist of one-to four-family loans. Pursuant to federal regulations, such loans must require at least semi-annual payments and be for a term of not more than 40 years, and, if the interest rate is adjustable, it must be correlated with changes in a readily verifiable index.

     A vast majority of the loans made by MFB Financial feature adjustable rates. A variety of programs are offered to borrowers. Some loans adjust monthly, a majority adjust on an annual basis after initial terms of one, five and ten years and others adjust each three years. Initial offering rates, adjustment caps and margins are adjusted periodically to reflect market conditions and provide diversity of the loan portfolio.

     MFB Financial also offers fixed-rate loans with a maximum term of thirty years. They are available for a variety of loan types, including first and second mortgages and purchases of residential building sites.

     MFB Financial normally requires private mortgage insurance on all conventional residential single-family mortgage loans with loan-to-value ratios in excess of 80%. The private mortgage insurance obligation may be eliminated when the principal balance of the loan is reduced below 75% of the original cost. MFB Financial generally will not lend more than 95% of the lesser of current cost or appraised value of a residential single-family property. Some equity lines of credit are originated at up to 90% loan-to-value with higher yields to compensate for potentially higher risk.

     Substantially all of the residential mortgage loans that MFB Financial originates include "due-on-sale" clauses, which give MFB Financial the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

     Residential mortgage loans in excess of $250,000 must be approved by a majority of the members of MFB Financial's Board of Directors. Loans under that amount are approved by any two members of MFB Financial's Loan Committee.

     Construction Loans. MFB Financial offers construction loans with respect to owner-occupied residential real estate, to builders or developers constructing such properties and to owners who are to occupy the premises.

     Generally, construction loans are 12-month adjustable rate mortgage loans with interest calculated on the amount disbursed under the loan and payable on a monthly basis. Interest rates for such loans are generally 1% above the normal residential mortgage rates. A construction loan fee is also charged for these loans. MFB Financial normally requires a 75% loan-to-value ratio for its construction loans. Inspections are made in conjunction with disbursements under a construction loan, and the construction phase is generally limited to six months.

     Consumer Loans. Federal laws and regulations permit federally chartered savings associations to make secured and unsecured consumer loans in an aggregate amount of up to 35% of the association's total assets. In addition, a federally chartered savings association has lending authority above the 35% limit for certain consumer loans, such as property improvement loans and deposit account secured loans. However, the Qualified Thrift Lender test places additional limitations on a savings association's ability to make consumer loans.

     As a general rule, consumer loans made by most financial institutions involve a higher level of risk than one-to four-family residential mortgage loans because consumer loans are generally made based upon the borrower's ability to repay the loan, which is subject to change, rather than the value of the underlying collateral, if any. However, the relatively higher yields and shorter terms to maturity of consumer loans are believed to be helpful in reducing interest-rate risk. MFB Financial makes only secured consumer loans for amounts specifically tied to the value of the collateral, and, therefore, has been successful in managing consumer loan risk.

     Origination, Purchase and Sale of Loans. MFB Financial currently originates its loans pursuant to its own underwriting standards and forms of documentation which are not in conformity with the standard criteria of the Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association
("FNMA"). If it desired to sell its loans, MFB Financial might therefore experience some difficulty selling such loans quickly in the secondary market. MFB Financial's ARMs vary from secondary market criteria because, among other things, MFB Financial does not use the standard loan form, does not require current property surveys in most cases, permits borrowers to make repayments which reduce subsequent payment obligations on loans and does not permit the conversion of those loans to fixed rate loans. However, steps are being taken to upgrade the loan origination system to allow new loans to more closely conform to secondary market documentation standards. This upgrade is expected to be completed in 1997.

     MFB Financial confines its loan origination activities primarily in St. Joseph County and the surrounding area. A new loan origination office was opened in Elkhart County in the fall of 1996. MFB's loan originations are generated from referrals from builders, developers, real estate brokers and existing customers, and limited newspaper and periodical advertising. All loan applications are processed and underwritten at MFB Financial's main office.

     A savings association generally may not make any loan to a borrower or its related entities if the total of all such loans exceeds 15% of its capital (plus up to an additional 10% of capital in the case of loans fully collateralized by readily marketable collateral); provided, however, that loans up to $500,000 regardless of the percentage limitations may be made and certain housing development loans of up to $30 million or 30% of capital, whichever is less, are permitted. MFB Financial's portfolio of loans currently contains no loans that exceed the 15% of capital limitation.

     MFB Financial's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, MFB Financial studies the employment and credit history and information on the historical and projected income and expenses of its mortgagors.

     MFB Financial generally requires appraisals on all property securing its loans and requires title insurance or an abstract and a valid lien on its mortgaged real estate. Appraisals for residential real property are generally performed by an in-house appraiser who is a state-certified residential appraiser. From time to time, MFB Financial also uses the services of other certified residential appraisers who are not in-house. MFB Financial requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan. It also requires flood insurance to protect the property securing its interest if the property is in a flood plain. Tax and insurance payments are typically required to be escrowed by MFB Financial on new loans.

     Origination and Other Fees. MFB Financial realizes income from late charges, checking account service charges, safety deposit box rental fees, and fees for other miscellaneous services. MFB Financial charges application fees for most loan applications, but such are generally credited back to the customer upon the closing of the loan. If the loan is denied, MFB Financial retains a portion of the application fee. In order to attract adjustable rate mortgages, MFB Financial has originated most of its adjustable rate mortgages without charging points. However, borrowers from time to time wish to pay points and managements negotiates rates on an individual basis. Late charges are generally assessed if payment is not received within a specified number of days after it is due. The grace period depends on the individual loan documents.

Non-Performing and Problem Assets

     Mortgage loans are reviewed by the Company on a regular basis and may be placed on a non-accrual status when the loans become contractually past due ninety days or more, depending on a case by case evaluation of the circumstances surrounding each loan. At the end of each month, delinquency notices are sent to all borrowers from whom payments have not been received. Contact by phone or in person is made, if feasible, to all such borrowers.

 When loans are sixty days in default, personal contact is made with the borrower to establish an acceptable repayment schedule. When loans are ninety days in default, contact is made with the borrower by an employee of MFB Financial after consultation with the Senior Loan Officer who attempts to establish an acceptable repayment schedule. Management is authorized to commence foreclosure proceedings for any loan upon making a determination that it is prudent to do so. All loans on which foreclosure proceedings have been commenced are placed on non-accrual status.

     Non-performing assets. At September 30, 1996, $198,000 or .09% of the Company's total assets, were non-performing assets (loans delinquent more than 90 days, non-accrual loans, real estate owned (REO") and troubled debt restructurings). At September 30, 1996, the Company had no impaired loans and there was no real estate acquired as a result of foreclosure, voluntary deed, or other means. Such real estate is classified by the Company as "real estate owned" or "REO" until it is sold. When property is so acquired, the value of the asset is recorded on the books of the Company at fair value. Interest accrual ceases when the collection of interest becomes doubtful. All costs incurred from the date of acquisition in maintaining the property are expensed.

     Classified assets. Federal regulations and MFB Financial's Classification of Assets policy provide for the classification of loans and other assets such as debt and equity securities considered by the Office of Thrift Supervision ("OTS") to be of lesser quality as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the association will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention" by management.

     An insured institution is required to establish general allowances for loan and lease losses in an amount deemed prudent by management for loans classified substandard, doubtful or impaired, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss", it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances.

 MFB Financial regularly reviews it loan portfolio to determine whether any loans require classification in accordance with applicable regulations. For reasons such as low loan-to-value ratios, not all of the Company's non-performing assets constitute classified assets.

Allowance for Loan Losses

     The allowance for loan and lease losses is maintained through the provision for loan losses, which is charged to earnings. The provision is determined in conjunction with management's review and evaluation of current economic conditions (including those of MFB Financial's lending area), changes in the character and size of the loan and lease portfolio, delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan and lease portfolio. In management's opinion, MFB Financial's allowance for loan and lease losses is adequate to absorb anticipated future losses existing at September 30, 1996.

Investments

     General. Federally chartered savings associations have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds sold. Subject to various restrictions, federally chartered savings associations may also invest a portion of their assets in commercial paper, corporate debt securities and asset-backed securities. The investment policy of MFB Financial, which is established and implemented by MFB Financial's Investment Committee, is designed primarily to maximize the yield on the investment portfolio subject to minimal liquidity risk, default risk, interest rate risk, and prudent asset/liability management.

     The Company's investment portfolio consists of U.S. Treasury Bonds, U.S. government agency securities, mortgage-backed securities and Federal Home Loan Bank ("FHLB") stock.

     Liquidity. Federal regulations require FHLB-member savings associations to maintain an average daily balance of liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable savings deposits plus short-term borrowings. Liquid assets include cash, certain time deposits, certain bankers' acceptances, specified U.S. government, state or federal agency obligations, certain corporate debt securities, commercial paper, certain mutual funds, certain mortgage-related securities, and certain first lien residential mortgage loans. This liquidity requirement may be changed from time-to-time by the OTS to any amount within the range of 4% to 10%, and is currently 5%. Also, a savings association currently must maintain short-term liquid assets constituting at least 1% of its average daily balance of net withdrawable deposit accounts and current borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements. As of September 30, 1996, the Company had liquid assets of $69.0 million and a regulatory liquidity ratio of 26.3%, of which 5.3% constituted short-term investments.

Sources of Funds

     General. Deposits have traditionally been MFB Financial's primary source of funds for use in lending and investment activities. In addition to deposits, MFB Financial derives funds from scheduled loan payments, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the FHLB of Indianapolis may be used in the short-term to compensate for reductions in deposits or deposit inflows at less than projected levels. Historically, MFB Financial has rarely borrowed on a longer-term basis to support expanded activities or to assist in its asset/liability management. However, during the year ended September 30, 1996, the Bank instituted a capital leveraging strategy that involved the purchase of earning assets funded primarily with FHLB borrowings. The success of this strategy contributed to net earnings and helped improve the overall return on equity during the year.

     Deposits. Deposits are attracted, principally from within St. Joseph County, through the offering of a broad selection of deposit instruments including NOW and other transaction accounts, fixed-rate certificates of deposit, individual retirement accounts, and savings accounts. MFB Financial does not actively solicit or advertise for deposits outside of St. Joseph County. Substantially all of MFB Financial's depositors are residents of that county. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. MFB Financial does not pay a fee for any deposits it receives.

     Interest rates paid, maturity terms, service fees and withdrawal penalties are established by MFB Financial on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals, and federal regulations. MFB Financial relies, in part, on customer service and long-standing relationships with customers to attract and retain its deposits, but also prices its deposits in relation to rates offered by its competitors.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts offered by MFB Financial has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. MFB Financial has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. MFB Financial manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, MFB Financial believes that its passbook, NOW and non-interest-bearing checking accounts are relatively stable sources of deposits. However, the ability of MFB Financial to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

     Borrowings. MFB Financial focuses on generating high quality loans and then seeks the best source of funding from deposits, investments or borrowings. There are regulatory restrictions on advances from the Federal Home Loan Banks, See "Regulation--Federal Home Loan Bank System" and "--Qualified Thrift Lender." At September 30, 1996, MFB Financial had $ 24.5 million in Federal Home Loan Bank borrowings outstanding. MFB Financial does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

Service Corporation Subsidiary

     OTS regulations permit federal savings associations to invest in the capital stock, obligations, or other specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 2% of an association's assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner-city development purposes. In addition, federal regulations permit associations to make specified types of loans to such subsidiaries (other than special-purpose finance subsidiaries), in which the association owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the association's regulatory capital if the association's regulatory capital is in compliance with applicable regulations. A savings association that acquires a non-savings association subsidiary, or that elects to conduct a new activity within a subsidiary, must give the Federal Deposit Insurance Corporation ("FDIC") and the OTS at least 30 days advance written notice. The FDIC may, after consultation with the OTS, prohibit specific activities if it determines such activities pose a serious threat to the Savings Association Insurance Fund ("SAIF").

     MFB Financial's only subsidiary, Mishawaka Financial Services, Inc. ("Mishawaka Financial"), was organized in 1975 and currently is engaged in the sale of credit life, general fire and accident, car, home and life insurance, as agent to MFB Financial's customers and the general public. During fiscal year 1996, Mishawaka Financial received approximately $113,000 in commissions versus approximately $116,000 in commissions received during fiscal year 1995. Since Mishawaka Financial conducts all of its activities as agent for its customers, MFB

Financial is not required to deduct from its capital any portion of this investment. The consolidated statements of income of MFB included elsewhere herein include the operation of MFB Financial and Mishawaka Financial. All significant intercompany balances and transactions have been eliminated in the consolidation.

Employees

     As of September 30, 1996, MFB Financial employed 52 persons on a full-time basis and 18 persons on a part-time basis. None of MFB Financial's employees are represented by a collective bargaining group. Management considers its employee relations to be excellent.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     A. The following are the average balance sheets for the years ending September 30:




                                                                        1996            1995             1994
                                                                       Average         Average          Average
                                                                     Outstanding     Outstanding      Outstanding
                                                                       Balance         Balance          Balance
                                                                       -------         -------          -------
Assets:                                                                            (In thousands)
Interest-earning assets:
     Interest-bearing deposits                                     $       6,709    $      7,995    $     24,117
     Securities (1)                                                       35,392          39,841          27,093
     Mortgage-backed securities (1)                                       19,717          12,558          10,698
     Loans receivable (2)                                                133,670         118,735         110,540
     Stock in FHLB of Indianapolis                                         1,303           1,223           1,149
                                                                   -------------    ------------    ------------
         Total interest-earning assets                                   196,791         180,352         173,597
Non-interest earning assets, net
  of allowance for loan losses                                             3,792           3,517           3,546
                                                                   -------------    ------------    ------------

              Total assets                                         $     200,583    $    183,869    $    177,143
                                                                   =============    ============    ============

Liabilities and shareholders' equity:
Interest-bearing liabilities:
     Savings accounts                                              $       9,746    $      9,774    $      9,646
     NOW and money market accounts                                        26,006          26,672          30,662
     Certificates of deposit                                             113,570         106,556         107,294
     FHLB borrowings                                                       9,625               -               -
                                                                   -------------    ------------    ------------
         Total interest-bearing liabilities                              158,947         143,002         147,602

Other liabilities                                                          4,229           2,838           2,200
                                                                   -------------    ------------    ------------
     Total liabilities                                                   163,176         145,840         149,802

     Shareholders' equity
         Common stock                                                     19,064          20,527          10,524
         Retained earnings                                                19,718          19,117          17,802
         Less common stock acquired by:
              Employee stock ownership plan                               (1,007)         (1,208)           (675)
              Recognition and retention plans                               (235)           (407)           (310)
              Unrealized gain (loss) on securities
                available for sale                                          (133)              -               -
                                                                   -------------    ------------    ------------
         Total shareholders' equity                                       37,407          38,029          27,341
                                                                   -------------    ------------    ------------

         Total liabilities and shareholders' equity                $     200,583    $    183,869    $    177,143
                                                                   =============    ============    ============

---------------
(1) Average outstanding balance reflects unrealized gain (loss) on securities available for sale.
(2)  Total loans less deferred net loan fees and loans in process.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

     B. The following tables set forth, for the years indicated, the condensed average balance of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average interest rates earned or paid thereon.



                                                                              Year Ended September 30, 1996
                                                                      --------------------------------------------
                                                                         Average                          Average
                                                                         Balance         Interest       Yield/Cost
                                                                         -------         --------       ----------
                                                                                  (Dollars in thousands)
INTEREST-EARNING ASSETS
     Interest-bearing deposits                                        $      6,709    $        422         6.29%

     Securities (1)                                                         35,410           2,186         6.17
     Mortgage-backed securities (1)                                         19,920           1,225         6.15
     Loans receivable (2)                                                  133,670          10,246         7.67
     Stock in FHLB of Indianapolis                                           1,303             103         7.90
                                                                      ------------    ------------         ----
         Total interest-earning assets                                $    197,012          14,182         7.20
                                                                      ============          ======         ====

INTEREST-BEARING LIABILITIES
     Savings accounts                                                 $      9,746             270         2.77%
     NOW and money market accounts                                          26,006             811         3.12
     Certificates of deposit                                               113,570           6,447         5.68
     FHLB borrowings                                                         9,625             529         5.50
                                                                      ------------    ------------         ----
         Total interest-bearing liabilities                           $    158,947           8,057         5.07
                                                                      ============          ======         ====

Net interest earning assets                                           $     38,065
                                                                      ============

Net interest income                                                                   $      6,125
                                                                                      ============

Interest rate spread (3)                                                                                   2.13%

Net yield on average interest-earning assets (4)                                                           3.11%

Average interest-earning assets to
  average interest-bearing liabilities                                      123.95%

-----------------

(1) Average balance does not reflect unrealized gain (loss) on securities available for sale and yield is based on amortized cost.

(2)  Total loans less deferred net loan fees and loans in process.

(3) Interest rate spread is calculated by subtracting average interest rate cost from average interest rate earned for the period indicated.

(4) The net yield on average interest-earning assets is calculated by dividing net interest income by average interest-earning assets for the period indicated.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)


                                                                              Year Ended September 30, 1995
                                                                      --------------------------------------------
                                                                         Average                          Average
                                                                         Balance         Interest       Yield/Cost
                                                                                  (Dollars in thousands)
INTEREST-EARNING ASSETS
     Interest-bearing deposits                                        $      7,995    $        482         6.03%
     Securities                                                             39,841           2,300         5.77
     Mortgage-backed securities                                             12,558             692         5.51
     Loans receivable (1)                                                  118,735           8,816         7.42
     Stock in FHLB of Indianapolis                                           1,223              93         7.60
                                                                      ------------    ------------         ----
         Total interest-earning assets                                $    180,352          12,383         6.87
                                                                      ============    ============         ====

INTEREST-BEARING LIABILITIES
     Savings accounts                                                 $      9,774             274         2.80%
     NOW and money market accounts                                          26,672             863         3.24
     Certificates of deposit                                               106,556           5,651         5.30
                                                                      ------------    ------------         ----
         Total interest-bearing liabilities                           $    143,002           6,788         4.75
                                                                      ============    ============         ====

Net interest earning assets                                           $     37,350
                                                                      ============

Net interest income                                                                   $      5,595
                                                                                      ============

Interest rate spread (2)                                                                                   2.12%

Net yield on average interest-earning assets (3)                                                           3.10%

Average interest-earning assets to
  average interest-bearing liabilities                                      126.12%

----------------
(1)  Total loans less deferred net loan fees and loans in process.

(2) Interest rate spread is calculated by subtracting average interest rate cost from average interest rate earned for the period indicated.

(3) The net yield on average interest-earning assets is calculated by dividing net interest income by average interest-earning assets for the period indicated.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)


                                                                             Year Ended September 30, 1994
                                                                      --------------------------------------------
                                                                         Average                          Average
                                                                         Balance         Interest       Yield/Cost
                                                                         -------         --------       ----------
                                                                                  (Dollars in thousands)
INTEREST-EARNING ASSETS
     Interest-bearing deposits                                        $     24,117    $        922         3.82%
     Investment securities                                                  27,093           1,498         5.53
     Mortgage-backed securities                                             10,698             586         5.48
     Loans receivable (1)                                                  110,540           8,479         7.67
     Stock in FHLB of Indianapolis                                           1,149              60         5.22
                                                                      ------------    ------------         ----
         Total interest-earning assets                                $    173,597          11,545         6.65
                                                                      ============    ============         ====

INTEREST-BEARING LIABILITIES
     Savings accounts                                                 $      9,646             265         2.75%
     NOW and money market accounts                                          30,662             813         2.65
     Certificates of deposit                                               107,294           4,941         4.61
                                                                      ------------    ------------         ----
         Total interest-bearing liabilities                           $    147,602           6,019         4.08
                                                                      ============    ============         ====

Net interest earning assets                                           $     25,995
                                                                      ============

Net interest income                                                                   $      5,526
                                                                                      ============

Interest rate spread (2)                                                                                   2.57%

Net yield on average interest-earning assets (3)                                                           3.18%

Average interest-earning assets to
  average interest-bearing liabilities                                      117.61%

----------------
(1)  Total loans less deferred net loan fees and loans in process.

(2) Interest rate spread is calculated by subtracting average interest rate cost from average interest rate earned for the period indicated.

(3) The net yield on average interest-earning assets is calculated by dividing net interest income by average interest-earning assets for the period indicated.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

C. The following tables describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected MFB Corp.'s consolidated interest income and expense during the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in rate (i.e., changes in rate multiplied by old volume) and (2) changes in volume (i.e., changes in volume multiplied by old rate). Changes attributable to both rate and volume have been allocated proportionally to the change due to volume and the change due to rate.


                                                                               Increase (Decrease) in
                                                                                Net Interest Income
                                                                 ------------------------------------------------
                                                                   Total Net           Due to            Due to
                                                                    Change              Rate             Volume
                                                                 -----------       -----------       ------------
                                                                                    (In thousands)
Year ended September 30, 1996 compared
  to year ended September 30, 1995
      Interest-earning assets
         Interest-bearing deposits                               $       (60)      $        20       $        (80)
         Securities                                                     (114)              154               (268)
         Mortgage-backed securities                                      533                97                436
         Loans receivable                                              1,430               293              1,137
         Stock in FHLB of Indianapolis                                    10                 4                  6
                                                                 -----------       -----------       ------------
             Total                                                     1,799               568              1,231

      Interest-bearing liabilities
         Savings accounts                                                 (4)               (3)                (1)
         NOW and money market accounts                                   (52)              (31)               (21)
         Certificates of deposit                                         796               411                385
         FHLB borrowings                                                 529                 -                529
                                                                 -----------       -----------       ------------
             Total                                                     1,269               377                892
                                                                 -----------       -----------       ------------

Change in net interest income                                    $       530       $       191       $        339
                                                                 ===========       ===========       ============

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)



                                                                             Increase (Decrease) in
                                                                              Net Interest Income
                                                                   Total Net           Due to            Due to
                                                                    Change              Rate             Volume
                                                                 -----------       -----------       ------------
                                                                                    (In thousands)
Year ended September 30, 1995 compared
  to year ended September 30, 1994
      Interest-earning assets
         Interest-bearing deposits                               $      (440)      $       367       $       (807)
         Securities                                                      802                69                733
         Mortgage-backed securities                                      106                 4                102
         Loans receivable                                                337              (278)               615
         Stock in FHLB of Indianapolis                                    33                29                  4
                                                                 -----------       -----------       ------------
             Total                                                       838               191                  647

      Interest-bearing liabilities
         Savings accounts                                                  9                 5                  4
         NOW and money market accounts                                    50               164               (114)
         Certificates of deposit                                         710               744                (34)
                                                                 -----------       -----------       ------------
             Total                                                       769               913                (144)
                                                                 -----------       -----------       -------------

Change in net interest income                                    $        69       $      (722)      $        791
                                                                 ===========       ===========       ============

II.     INVESTMENT PORTFOLIO


     A. The following table sets forth the amortized cost and fair value of securities available for sale:



                                                               At September 30,
                                      1996                           1995                          1994
                          ---------------------------     --------------------------    ---------------------------
                           Amortized          Fair         Amortized        Fair          Amortized        Fair
                             Cost             Value          Cost           Value           Cost           Value
                           -----------    -----------     -----------    -----------    -----------     -----------
                                                              (In thousands)
Debt securities
     U.S. Government
       and federal
       agencies            $    40,160    $    40,207     $         -    $         -    $         -     $         -
     Mortgage-backed            24,473         24,074               -              -              -               -
                           -----------    -----------     -----------    -----------    -----------     -----------

                                64,633         64,281               -              -              -               -

Marketable equity
  securities                     2,494          2,482               -              -              -               -
                           -----------    -----------     -----------    -----------    -----------     -----------

                           $    67,127    $    66,763     $         -    $         -    $         -     $         -
                           ===========    ===========     ===========    ===========    ===========     ===========


The following table sets forth the amortized cost and fair value of securities held to maturity:


                                                               At September 30,
                                      1996                           1995                          1994
                          ---------------------------     --------------------------    ---------------------------
                           Amortized          Fair         Amortized        Fair          Amortized        Fair
                             Cost             Value          Cost           Value           Cost           Value
                           -----------    -----------     -----------    -----------    -----------     -----------
                                                              (In thousands)
Debt securities
     U.S. Government
       and federal
       agencies            $         -    $         -     $    40,117    $    40,180    $         -     $         -
     Mortgage-
       backed                        -              -          11,905         11,524              -               -
                           -----------    -----------     -----------    -----------    -----------     -----------

                           $         -    $         -     $    52,022    $    51,704    $         -     $         -
                           ===========    ===========     ===========    ===========    ===========     ===========


     A. The following table sets forth the amortized cost and estimated market value of investment securities and other securities:



                                                           At September 30,
                                  1996                           1995                              1994
                      --------------------------       --------------------------      ------------------------------
                                        Estimated                      Estimated                        Estimated
                         Amortized       Market         Amortized        Market         Amortized        Market
                           Cost           Value           Cost            Value           Cost            Value
                           -----------    -----------     -----------    -----------    -----------     -----------
                                                              (In thousands)
Investment Securities
U.S. Government
  and federal
  agencies            $         -    $          -      $         -     $        -      $   41,773     $      40,792
Mortgage-backed                 -               -                -              -          13,158            12,328
                      -----------    ------------      -----------     ----------      ----------     -------------

                      $         -    $          -      $         -     $        -      $   54,931     $      53,120
                      ===========    ============      ===========     ==========      ==========     =============
Other securities
FHLB stock, at
  cost                $     1,336    $      1,336      $     1,271     $    1,271      $    1,176     $       1,176
                      ===========    ============      ===========     ==========      ==========     =============


     B. The maturity distribution and weighted average interest rates of debt securities available for sale, excluding mortgage-backed securities, are as follows:



                                                 Amount at September 30, 1996, which matures in
                                       One                One to                Five to
                                 Year or Less           Five Years             Ten Years             Totals
                            -------------------    ------------------     -----------------    ------------------
                             Amortized    Fair     Amortized    Fair      Amortized   Fair     Amortized    Fair
                               Cost       Value      Cost       Value       Cost      Value      Cost       Value
                             ---------   -------   ---------   ------     ---------  -------   ---------    ------
                                                              (Dollars in thousands)

U.S. Government and federal
  agencies                   $   6,837  $   6,849  $  32,973  $  33,019  $     350  $     339  $  40,160  $  40,207
                             =========  =========  =========  =========  =========  =========  =========  =========

Weighted average yield          5.88%                 6.85%                 6.50%                6.68%


     The  weighted  average  interest  rates are  based  upon  coupon  rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

C. Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no investments in securities of any one issuer which exceeded 10% of the shareholders' equity of the Company at September 30, 1996.

III.     LOAN PORTFOLIO

         A. The following table sets for the composition of MFB Corp.'s consolidated loan portfolio and mortgage-backed securities by loan type as of the dates indicated, including a reconciliation of gross loans receivable to net loans receivable after consideration of the allowance for loan losses, deferred net loan fees and loans in process:


                                                                   September 30,
                                  -------------------------------------------------------------------------------
                                              1996                      1995                      1994
                                  -------------------------- ------------------------- -------------------------
                                                  Percent                   Percent                     Percent
                                                    of                        of                          of
                                     Amount        Total       Amount        Total        Amount         Total
                                     ------        -----       -----------                ------         -----
                                                              (Dollars in thousands)
Mortgage loans
     Residential                  $   143,751      92.87%   $    119,720       97.60%    $113,770      97.25%
     Commercial real estate               876        .57             206       .17            443        .38
     Multi-family                         163        .10             189       .15            192        .16
     Residential construction           5,005       3.23           2,106       1.72         2,213       1.89

Consumer loans
     Home equity and second
       mortgage loans                   3,790       2.45             375       .30            298        .26
     Financing leases                   1,125        .73               -         -              -          -
     Other                                 83        .05              74       .06             69        .06
                                  -----------    -------    ------------   ------------------------   --------
         Gross loans receivable       154,793     100.00%        122,670    100.00%      %116,985     100.00%
                                                 =======                   ========      ========     ======

Less
     Allowance for loan losses           (340)                      (310)                    (280)
     Deferred net loan fees              (440)                      (370)                    (447)
     Loans in process                  (1,961)                      (809)                    (961)
                                  -----------               ------------                 --------

         Net loans receivable     $   152,052               $    121,181                 $115,297
                                  ===========               ============                 ========

Mortgage-backed securities
     FHLMC certificates           $     5,013               $     11,905                 $ 13,158
     CMO - REMIC                       19,061                          -                        -
                                  -----------               -----------                  --------
         Net mortgage-
           backed securities      $    24,074               $     11,905                 $ 13,158
                                  ===========               ============                 ========

Mortgage loans
     Adjustable rate              $   130,336      87.01%   $    113,394     92.78%      $110,853      95.06%
     Fixed rate                        19,459      12.99           8,827      7.22          5,765       4.94
                                  -----------    -------    ------------   ------------------------   --------


         Total                    $   149,795     100.00%   $    122,221   100.00%     $    116,618     100.00%
                                  ===========    =======    ============   ======      ============   ========

                                                     September 30,
                                  ------------------------------------------------------
                                              1993                      1992
                                  -------------------------- ---------------------------
                                                    Percent                     Percent
                                                      of                          of
                                     Amount          Total       Amount          Total
                                     ------          -----       ------          -----
                                                   (Dollars in thousands)
Mortgage loans
     Residential                  $    107,168     97.87%    $    110,338      97.08%
     Commercial real estate                496       .45              607        .54
     Multi-family                          625       .57              691        .61
     Residential construction              848       .78            1,333       1.17

Consumer loans
     Home equity and second
       mortgage loans                      256       .24              434        .38
     Financing leases                        -         -                 -         -
     Other                                 106       .09              248        .22
                                    ------------   -------     ------------  ---------
         Gross loans receivable        109,499    100.00%         113,651     100.00%
                                                 =======                      ======

Less
     Allowance for loan losses            (250)                       (58)
     Deferred net loan fees               (556)                      (646)
     Loans in process                     (481)                      (721)
                                  ------------               ------------

         Net loans receivable     $    108,212               $    112,226
                                  ============               ============

Mortgage-backed securities
     FHLMC certificates           $          -               $          -
     CMO - REMIC                             -                          -
                                  ------------               ------------
         Net mortgage-
           backed securities      $          -               $          -
                                  ============               ============

Mortgage loans
     Adjustable rate              $    102,837     94.23%    $    104,034      92.09%
     Fixed rate                          6,300      5.77            8,935       7.91
                                    ------------   -------     ------------  ---------


         Total                      $    109,137    100.00%    $    112,969   100.00%
                                    ============   =======     ============   ======

        B. Loan Maturity. The following table sets forth certain information at September 30, 1996, regarding the dollar amount of loans maturing in MFB Corp.'s consolidated loan portfolio based on the date that final payment is due under the terms of the loan. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.



                                        Balance                    Due during years ended September 30,
                                      Outstanding                                     2000       2002       2007      2012
                                   at September 30,                                   and         to         to        and
                                         1996        1997       1998       1999       2001       2006       2011     Following
                                        --------   --------   --------   --------   --------   --------   --------   --------
                                                                           (In thousands)
Mortgage Loans
      Residential                       $143,751   $     24   $    117   $    201   $  1,264   $  8,027   $ 31,054   $103,064
      Commercial real estate                 876         --         --         --        314        259        303         --
      Multi-family                           163          7         --         --         --         91         21         44
      Residential construction             5,005      1,430         --         --         --         --        339      3,236

Consumer Loans
      Home equity and second mortgage      3,790         --         --         --        212      3,476         48         54
      Financing leases                     1,125         --         --         --         --      1,125         --         --
      Other                                   83         74          9         --         --         --         --         --
                                        --------   --------   --------   --------   --------   --------   --------   --------

      Total                             $154,793   $  1,535   $    126   $    201   $  1,790   $ 12,978   $ 31,765   $106,398
                                        ========   ========   ========   ========   ========   ========   ========   ========


The following table sets forth, as September 30, 1996, the dollar amount of all loans due after one year which have fixed interest rates and floating or adjustable interest rates.

                                                     Due After September 30, 1997
                                             -----------------------------------------
                                                               Variable
                                              Fixed Rates        Rates           Total
                                                --------       --------       --------
                                                            (In thousands)
Mortgage loans
      Residential                               $ 17,095       $126,632       $143,727
      Commercial real estate                         266            610            876
      Multi-family                                    21            135            156
      Residential construction                     1,488          2,087          3,575

Consumer loans
      Home equity and second mortgage                388          3,402          3,790
      Financing leases                             1,125             --          1,125
      Other                                            9             --              9
                                                --------       --------       --------

      Total                                     $ 20,392       $132,866       $153,258
                                                ========       ========       ========

         C.    Risk Elements

              1.  Nonaccrual, Past Due and Restructured Loans

                  The table below sets forth the amounts and categories of MFB Corp.'s consolidated non-performing assets (accruing loans delinquent more than 90 days, non-accrual loans, troubled debt restructurings and real estate owned). It is the policy of MFB Corp. that all earned but uncollected interest on all loans be reviewed quarterly to determine if any portion thereof be classified as uncollectible for any loan past due in excess of 90 days.

                                                                  At September 30,
                                       1996            1995             1994            1993              1992
                                       ----            ----             ----            ----              ----
                                                               (Dollars in thousands)

Accruing loans delinquent
  more than 90 days                 $      198       $     308       $       107     $      223       $         177
Non-accruing loans (1)                       -               -                 -              -                   -
Troubled debt
  restructurings                             -               -                 -              -                   -
                                    ----------       ---------       -----------     ----------       -------------
      Total non-performing
        loans                              198             308               107            223                 177
Real estate owned, net                       -              18                22             50                   -
                                    ----------       ---------       -----------     ----------       -------------

      Total non-performing
        assets                      $      198       $     326       $       129     $      273       $         177
                                    ==========       =========       ===========     ==========       =============

Non-performing loans to
  total loans, net (2)                   .13%                        .25%  .09%           .21%              .16%
Non-performing assets to
  total assets                           .09%                        .17%  .07%           .16%              .11%

Management believes that the allowance for loan losses balance at September 30, 1996 is adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.


--------------------------------------------------------------------------------

(1) MFB Corp. generally places mortgage loans on a nonaccrual status when serious doubt exists as to theri collectibility. At September 30, 1996, there were no loans on nonaccrual.

(2)  Total lonas less deferred net loan fees an loans in process.

                2.    Potential Problem Loans

                      As of September 30, 1996, there are no loans where there are serious doubts as to the ability of the borrower to comply with present loan repayment terms, which may result in disclosure of such loans pursuant to Item III.C.1. Consideration was given to loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in Section 1 above. Management believes that these loans do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or management believes that these loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

                3.    Foreign Outstandings

                      None

                4.    Loan Concentrations

                      MFB Corp. historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. These loans continue to be the major focus of MFB Corp.'s loan origination activities, representing 96.10% of MFB Corp.'s total loan portfolio at September 30, 1996.


         D.     Other Interest-Earning Assets

                There are no other interest-earning assets as of September 30, 1996 which would be required to be disclosed under Item III. C.1 or 2 if such assets were loans.

           IV.    SUMMARY OF LOAN LOSS EXPERIENCE

          A. The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions (including those of MFB Corp.'s lending area), changes in the characteristic and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, MFB Corp.'s allowance for loan losses is adequate to absorb anticipated future losses from loans at September 30, 1996.

               The  following  table  analyzes   changes  in  the   consolidated
               allowance for loan losses during the past five years ended September 30, 1996.


                                                          Years Ended September 30,
                                       ----------------------------------------------------------------
                                       1996            1995          1994          1993           1992
                                       ----            ----          ----          ----           ----
                                                               (Dollars in thousands)
Balance of allowance at
  beginning of period                  $310           $280           $250           $ 58           $ 31
Add
      Recoveries of loans
        previously charged-
        off--residential real
        estate loans                     --             --             --             --             --
Less charge offs
      Residential real estate
        loans                            --             --             --             --             --
      Commercial real estate
        loans                            --             --             --             --             --
      Consumer loans                     --             --             --             --             --
                                       ----           ----           ----           ----           ----
Net charge-offs                          --             --             --             --             --
Provisions for loan losses               30             30             30            192             27
                                       ----           ----           ----           ----           ----

Balance of allowance at
  end of period                        $340           $310           $280           $250           $ 58
                                       ====           ====           ====           ====           ====

Net charge-offs to total
  average loans out-
  standing for period                    -%             -%             -%             -%             -%
Allowance at end of
  period to total loans, net
  at end of period (1)                  .22%           .26%           .24%           .23%           .05%
Allowance to total non-
  performing loans at
  end of period                        171.72%        100.65%        261.68%        112.11%        32.77%

---------------------------------
(1)  Total loans less deferred net loan fees and loans in process.

     Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of MFB Corp.'s allowance for loan losses at the dates indicated.


                                                      September 30,
                               --------------------------------------------------------
                                             1996                        1995
                               -----------------------------  --------------------------
                                                   Percent                    Percent
                                                  of loans                    of loans
                                                   in each                    in each
                                                  category                     category
                                                  to total                     to total
                                    Amount          Loans       Amount          Loans
                                    ------          -----       -----------

Balance at end of period
  applicable to

      Residential               $         311       92.87%     $       281        97.60%

      Commercial real
        estate                              1         .57                1          .17

      Multi-family                          1         .10                1          .15

      Residential construction              1        3.23                1         1.72

      Consumer loans (1)                    1        3.23                1          .36

      Unallocated                          25          -                25            -
                                -------------     ------       -----------       ------

          Total                 $         340      100.0%      $       310       100.00%
                                =============     ======       ===========       ======


                                                                   September 30,
                                            1994                        1993                         1992
                                ---------------------------  --------------------------   --------------------------
                                                  Percent                      Percent                     Percent
                                                 of loans                     of loans                     of loans
                                                  in each                      in each                     in each
                                                 category                     category                    category
                                                 to total                     to total                    to total
                                   Amount          Loans        Amount          Loans       Amount          Loans
                                   ------          -----        ------          -----       ------          -----
                                                                 (Dollars in thousands)
Balance at end of period
  applicable to

      Residential                $        251      97.25%    $       221        97.87%    $         33       97.08%

      Commercial real
        estate                              1        .38               1          .45                -         .54

      Multi-family                          1        .16               1          .57                -         .61

      Residential construction              1       1.89               1          .78                -        1.17

      Consumer loans (1)                    1        .32               1          .33                -         .60

      Unallocated                          25           -             25            -               25           -
                                 ------------    --------    -----------    ---------     ------------    --------

          Total                  $        280     100.00%    $       250       100.00%    $         58      100.00%
                                 ============    =======     ===========    =========     ============      ======

--------------------------------------------------------------------------------
(1) Includes home equity and second mortgage lonas, financing leases, and other loans including, education loans and loans secured by deposits.

V.       DEPOSITS

        The average amount of deposits and average rates paid are summarized as follows for the years ended September 30:


                                                      1 9 9 6                      1 9 9 5                         1 9 9 4
                                                      -------                      -------                         -------
                                             Average        Average         Average        Average        Average         Average
                                             Amount          Rate           Amount          Rate          Amount           Rate
                                                                            (Dollars in thousands)
Savings accounts                         $      9,746         2.77%     $      9,774         2.80%     $      9,646         2.75%
Now and money market accounts                  26,006         3.12            26,672         3.24            30,662         2.65
Certificates of deposit                       113,570         5.68           106,556         5.30           107,294         4.61
Demand deposits (noninterest-bearing)             816                            839                            625
                                         ------------                   ------------                   ------------

                                         $    150,138                   $    143,841                   $    148,227
                                         ============                   ============                   ============




        Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at September 30, 1996 is summarized as follows:

                                                                Amount
                                                            (In thousands)

Three months or less                                        $      3,946
Over three months and through six months                           3,942
Over six months and through twelve months                          6,379
Over twelve months                                                10,221
                                                            ------------

                                                            $     24,488

VI.      RETURN ON EQUITY AND ASSETS

         The  ratio  of  net  income  to  average   total   assets  and  average
         shareholders' equity and certain other ratios are as follows:



                                                                               September 30,
                                                              ----------------------------------------------
                                                                 1996              1995             1994
                                                                 ----              ----             ----
                                                                          (Dollars in thousands)

        Average total assets                                  $    200,583      $    183,869     $    177,143
                                                              ============      ============     ============

        Average shareholders' equity                          $     37,407      $     38,029     $     27,341
                                                              ============      ============     ============

        Net income                                            $        975      $      1,236     $      1,532
                                                              ============      ============     ============

        Return on average total assets                                .49%            .67%              .86%
                                                              ===========       =========        ==========

        Return on average shareholders' equity                       2.61%           3.25%             5.60%
                                                              ===========       =========        ==========

        Dividend payout ratio (dividends
          declared per share divided by net
          income per share)                                         12.24%                -%               -%
                                                              ===========       ===========      ===========

        Average shareholders' equity
          to average total assets                                   18.65%          20.68%            15.43%
                                                              ===========       =========        ==========



VII.     SHORT-TERM BORROWINGS

         The Company did not have any category of short-term borrowings for which the average balance outstanding during the reported periods was 30 percent or more of shareholders' equity at the end of the reported periods.

                                   COMPETITION

     MFB Financial originates most of its loans to and accepts most of its deposits from residents of St. Joseph County, Indiana.

     MFB   Financial  is  subject  to   competition   from   various   financial
institutions, including state and national banks, state and federal savings associations, credit unions, certain non-banking consumer lenders, and other companies or firms, including brokerage houses and mortgage brokers, that provide similar services in St.. Joseph County with significantly larger resources than MFB Financial. In total, there are 13 financial institutions located in Mishawaka, Indiana, including MFB Financial. These financial institutions consist of three commercial banks, three savings banks and seven credit unions. MFB Financial must also compete with banks and savings institutions in Elkhart and South Bend since media advertising from these cities reaches the Mishawaka community. MFB Financial also competes with money market funds with respect to deposit accounts and with insurance companies with respect to individual retirement accounts.

     Under current law, bank holding companies may acquire savings associations. Savings associations may also acquire banks under federal law. To date, several bank holding company acquisitions of healthy savings associations in Indiana have been completed. Affiliations between banks and healthy savings associations based in Indiana may also increase the competition faced by the Company.

     In addition, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana recently passed a law establishing interstate branching provisions for Indiana state-chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion and authorizes out-of-state banks meeting certain requirements to branch into Indiana by merger de novo expansion. The Indiana Branching Law became effective March 15, 1996, provided that prior to June 1, 1997 interstate mergers and de novo branches are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merge or establish de novo branches on a reciprocal basis. This new legislation may also result in increased competition for the Holding Company and the Bank.

     The primary factors influencing competition for deposits are interest rates, service and convenience of office locations. MFB Financial competes for loan originations primarily through the efficiency and quality of services it provides borrowers, builders and realtors, and through interest rates and loan fees it charges. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that are not readily predictable.

                                   REGULATION

General

     The Bank is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of the Bank, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Bank is a member of the Savings Association Insurance Fund ("SAIF") which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of the Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank. Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

     The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Bank was as of June 10, 1996 . When these examinations are conducted by the OTS, the examiners may require the Company to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. Currently, the assessment rates range from .0172761% of assets for associations with assets of $67 million or less to .0045864% for associations with assets in excess of $35 billion. The Bank's OTS assessment for the fiscal year ended September 30, 1996, was approximately $57,000.

     The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

     In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissable level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. The Bank is in compliance with the noted restrictions.

     Congress is considering legislation that would consolidate the supervision and regulation of all U.S. financial institutions into one or two administrative bodies, would expand the powers of financial institutions, and would provide regulatory relief to financial institutions ("the legislation"). It cannot be predicted whatever or when the legislation will be enacted or the extent to which the Bank or the Holding Company would be affected thereby.


Safety and Soundness Standards

     The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. In general the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured institutions before capital becomes impaired. Any institution which fails to comply with these standards must submit a compliance plan. Failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

Federal Home Loan Bank System

     The Bank is a member of the FHLB system, which consists of 12 regional banks. The federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member savings associations and other member financial institutions. The Bank is required to hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, .3% of its assets or 1/20 (or such greater fraction established by the FHLB) of outstanding FHLB advances, commitments, lines of credit and letters of credit. The Bank is currently in compliance with this requirement. At September 30, 1996, the Bank's investment in stock of the FHLB of Indianapolis was $1.3 million.

     In past years, the Bank received substantial dividends on its FHLB stock. All 12 FHLB's are required to provide funds for the resolution of troubled savings associations and to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low-and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations could adversely affect the value of FHLB stock in the future. A reduction in value of such stock may result in a corresponding reduction in the Bank's capital.

     The FHLB of Indianapolis serves as a reserve or central bank for member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHLB and the Board of Directors of the FHLB of Indianapolis.

     All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. Eligible collateral includes first mortgage loans less than 90 days delinquent or securities evidencing interests therein, securities (including mortgage-backed securities) issued, insured or guaranteed by the federal government or any agency thereof, FHLB deposits and, to a limited extent, real estate with readily ascertainable value in which a perfected security interest may be obtained. Other forms of collateral may be accepted as over collateralization or, under certain circumstances, to renew outstanding advances. All long-term advances are required to provide funds for residential home financing and the FHLB has established standards of community service that members must meet to maintain access to long-term advances.

     Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing. Under current law, savings associations which cease to be Qualified Thrift Lenders are ineligible to receive advances from their FHLB.

  Insurance of Deposits

     The FDIC administers two separate insurance funds, which are not commingled: one primarily for federally insured banks ("BIF") and one primarily for federally insured savings associations ("SAIF"). As the federal insurer of deposits of savings associations, the FDIC determines whether to grant insurance to newly-chartered savings associations, has authority to prohibit unsafe or unsound activities and has enforcement powers over savings associations (usually in conjunction with the OTS or on its own if the OTS does not undertake enforcement action).

     Deposit accounts in the Bank are generally insured by the SAIF to a maximum of $100,000 for each insured depositor. As a condition to such insurance, the FDIC is authorized to issue regulations and, in conjunction with OTS, conduct examinations and generally supervise the operations of its insured members. This supervision extends to a comprehensive regulatory scheme governing, among other things, the form of deposit instruments issued by savings associations, and certain aspects of their lending activities, including appraisal requirements, private mortgage insurance coverage and lending authority.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well-capitalized (i.e. a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) pay the lowest premium while institutions that are less than adequately capitalized (i.e. core or Tier 1 risk-based capital ratio of less than 4% or a risk- based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi-annually.

     The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

     For the first six months of 1995, the assessment schedule for BIF members and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio, the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition BIF rates were further revised, effective January 1996, to provide a range of .0% to .27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below) , the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

     In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September, 1996. The legislation provided for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate was established at .657% of assessable deposits by the FDIC and the resulting assessment on the Bank of $955,000 was paid in November, 1996. This special assessment significantly increased noninterest expense and adversely affected the Company's results of operations for the year ended September 30, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations. " As a result of the special assessment, the Bank's annual deposit insurance premiums beginning in 1997 will be reduced to approximately $102,000 based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

     Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980's. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective, October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC- insured institutions are uncertain at this time, but are anticipated to be about a 6.5 basis points assessment on SAIF deposits and 1.5 basis points assessment on BIF deposits until BIF insured institutions participate fully in the assessment.

Regulatory Capital

     Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common stockholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, purchased mortgage servicing rights and purchased credit card relationships (which may be included in an amount up to 25% of core capital, but which are to be reported on an association's balance sheet at the lesser of 90% of their fair market value, 90% of their original price, or 100% of their remaining unamortized book value), less nonqualifying intangibles. Under the tangible capital requirement, a savings bank must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights and purchased credit card relationships which may be included after making the above-noted adjustments) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings bank to account for the relative risks inherent in the type and amount of assets held by the savings bank. The risk-based capital requirement requires a savings bank to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%) with a credit risk-free asset such as cash requiring no risk-based capital and an asset with a significant credit risk such as a non-accrual loan being assigned a factor of 100%. At September 30, 1996, based on the capital standards then in effect, the Bank was in compliance with its fully phased-in capital requirements.

     The Comptroller of the Currency requires minimum leverage ratio of 3% Tier 1 capital-to-total assets for the highest rated national banks, with an additional requirement of 100 to 200 basis points for all other national banks. Current law requires that the capital standards for savings associations be no less stringent than those applicable to national banks. Accordingly, the OTS has proposed revised capital regulations imposing a minimum core capital requirement of 3% for the highest rated savings associations, with an additional requirement of 100 to 200 basis points for all other savings associations. These regulations have not become effective and there can be no assurance as to whether, or in what form, such regulations will be adopted.

     The OTS has delayed indefinitely implementation of a final rule which sets forth the methodology for calculating an interest rate risk component to be incorporated into the OTS regulatory capital rule. Under the new rule, only savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) will be required to maintain additional capital for interest rate risk under the risk-based capital framework. In addition, most institutions with less than $300 million in assets and a risk-based capital ratio in excess of 12%, such as the Bank, are subject to less stringent reporting requirements and are exempt from the new interest rate component of the new rule. Although the OTS has decided to delay implementation of this rule, it will continue to monitor the level of interest rate risk at individual institutions and it retains the authority, on a case-by-case basis, to impose additional capital requirements for individual institutions with significant interest rate risk.

     If an association is not in compliance with its capital requirements, the OTS is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers' compensation. In addition, the OTS and the FDIC generally are authorized to take enforcement actions against a savings bank that fails to meet its capital requirements, which actions may include restrictions on operations and banking activities, the imposition of a capital directive, a cease and desist order, civil money penalties or harsher measures such as the appointment of a receiver or conservator or a forced merger into another institution.

Prompt Corrective Action

     Certain regulatory action is mandated or recommended for savings associations that are deemed to be well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At each successively lower capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. OTS regulations define these capital levels as follows: (1) well-capitalized associations must have total risk-based capital of at least 10%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 6% and a leverage ratio of at least 5% and are not subject to any order or written directive of the OTS to maintain a specific capital level for any capital measure; (2) adequately capitalized associations are those that meet the regulatory minimum of total risk-based capital of 8%, core risk-based capital of 4% and a leverage ratio of 4% (except for institutions receiving the highest examination rating, in which case the requirement is 3%), but which are not well capitalized; (3) undercapitalized associations are those that do not meet the requirements for adequately capitalized associations, but that are not significantly undercapitalized; (4) significantly undercapitalized associations have total risk- based capital of less than 6%, core risk-based capital of less than 3% and a leverage ratio of less than 3%; and (5) critically undercapitalized associations are those with tangible capital of less than 2% of total assets. In addition, the OTS can downgrade an association's designation notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or if the institution is deemed to be in an unsafe or unsound condition. Each undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such
institution   will  be  subject  to  increased   monitoring   and  asset  growth
restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Significantly undercapitalized institutions must restrict the payment of bonuses and raises to their senior executive officers. Furthermore, a critically undercapitalized institution must be placed in conservatorship or receivership within 90 days after reaching such capitalization level, except under limited circumstances. It will also be prohibited from making payments on any subordinate debt securities without the prior approval of the FDIC and will be subject to significant additional operating restrictions. The Bank's capital at September 30, 1996, meets the standards for a well-capitalized association.

     Federal law prohibits an insured institution from making a capital distribution to anyone or paying management fees to any person having control of the institution if, after such distribution or payment, the institution would be undercapitalized. In addition, each company controlling an undercapitalized institution must guarantee that the institution will comply with its capital plan until the institution has been adequately capitalized on an average during each of four consecutive calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of (a) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution at the time the institution fails to comply with its capital restoration plan.

Capital Distributions Regulation

     An OTS regulation imposes limitations upon all "capital distributions" by savings associations, including cash dividends, payments by an institution to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized institutions. A savings bank which has total capital (immediately prior to and after giving effect to the capital distribution) that is a least equal to its fully phased-in capital requirements would be a Tier 1 institution ("Tier 1 Institution"). An institution that has total capital at least equal to its minimum capital requirements, but less than its fully phased-in capital requirements, would be a Tier 2 institution ("Tier 1 Institution"). An institution having total capital that is less than its minimum capital requirements would be a Tier 3 institution ("Tier 3 Institution"). However, an institution which otherwise qualifies as a Tier 1 institution may be designated by the OTS as a Tier 2 or Tier 3 institution if the OTS determines that the institution is "in need of more than normal supervision." The Bank is currently a Tier 1 Institution.

    A Tier 1 Institution could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half its "surplus capital ratio" (the excess over its Fully Phased-in Capital Requirements) at the beginning of the calendar year. Any additional amount of capital distributions would require prior regulatory approval.

     The OTS has proposed revisions to these regulations which would permit savings associations to declare dividends in amount which would assure that they remain adequately capitalized following the dividend declaration. Savings associations in a holding company system which are rated Camel 1 or 2 and which are not in troubled condition would need to file a prior notice with the OTS concerning such dividend declaration.


Real Estate Lending Standards

     OTS  regulations  require  savings  associations  to establish and maintain written internal real estate lending policies. Each association's lending policies must be consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its operations. The policies must establish loan portfolio diversification standards; establish prudent underwriting standards, including loan-to-value limits, that are clear and measurable; establish loan administration procedures for the association's real estate portfolio; and establish documentation approval, and reporting requirements to monitor compliance with the association's real estate lending policies.

     The association's written real estate lending policies must be reviewed and approved by the association's board of directors at least annually. Further, each association is expected to monitor conditions in its real estate market to ensure that its lending policies continue to be appropriate for current market conditions.

Federal Reserve System

     Under FRB regulations, the Bank is required to maintain reserves against its transaction accounts (primarily checking and NOW accounts) and non-personal money market deposit accounts. The effect of these reserve requirements is to increase the Bank's cost of funds. The Bank is in compliance with its reserve requirements.

     A federal savings bank, like other depository institutions maintaining reservable accounts, may borrow from the Federal Reserve Bank "discount window," but the FRB's regulations require the savings bank to exhaust other reasonable alternative sources, including borrowing from its regional FHLB, before borrowing from the Federal Reserve Bank. Certain limitations are imposed on the ability of undercapitalized depository institutions to borrow from Federal Reserve Banks.

Transactions with Affiliates

     Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity which controls, is controlled by or is under common control with the savings bank. In a holding company context, the parent holding company of a savings bank (such as MFB) and any companies controlled by such parent holding company are affiliates of the savings bank. The subsidiaries of a savings bank, however, are not deemed affiliates under Section 23A and 23B; however, transactions between a subsidiary of a savings bank and any of the affiliates of a savings bank are subject to the requirements and limitations of Sections 23A and 23B.

     Generally, Sections 23A and 23B (i) limit the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions.

     In addition to the restrictions imposed by Sections 23A and 23B, no savings bank may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes, or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings bank.

     The restrictions contained in Section 22(h) of the Federal Reserve Act on loans to executive officers, directors and principal shareholders also apply to savings associations. Under Section 22(h), loans to an executive officer and to a greater than 10% shareholder of a savings bank (18% in the case of institutions located in an area with less than 30,000 in population), and certain affiliated entities of either, may not exceed together with all other outstanding loans to such person and affiliated entities the association's loan-to-one-borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral). Section 22(h) also prohibits certain loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% shareholders of a savings bank, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the association with any "interested" director not participating in the voting. Currently, the FRB requires board of director approval for certain loans to directors, officers, and 10% shareholders (including all other outstanding loans to such persons) above the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, the FRB requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other unaffiliated parties. Section 22(g) of the Federal Reserve Act, which imposes limitations on loans made to executive officers, also applies to savings associations.

Holding Company Regulation

     MFB is regulated as a "non-diversified unitary savings and loan holding company" within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), and subject to regulatory oversight of the Director of the OTS. As such, MFB is registered with the OTS and thereby subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with MFB and with other companies affiliated with MFB.

     HOLA generally prohibits a savings and loan holding company, without prior approval of the Director of the OTS, from (i) acquiring control of any other savings bank or savings and loan holding company or controlling the assets thereof or (ii) acquiring or retaining more than 5 percent of the voting shares of a savings bank or holding company thereof which is not a subsidiary. Additionally, under certain circumstances a savings and loan holding company is permitted to acquire, with the approval of the Director of the OTS, up to 15 percent of previously unissued voting shares of an under-capitalized savings bank for cash without that savings bank being deemed controlled by the holding company. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

     MFB's Board of Directors presently intends to operate MFB as a unitary savings and loan holding company. There are generally no restrictions on the permissible business activities of a unitary savings and loan holding company. However, if the Director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings bank, the Director of the OTS may impose such restrictions as deemed necessary to address such risk and limiting (i) payment of dividends by the savings bank, (ii) transactions between the savings bank and its affiliates, and (iii) any activities of the savings bank that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings bank.

     Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings bank subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the FHLB also apply). See "--Qualified Thrift Lender." At September 30, 1996, the Bank's asset composition was in excess of that required to qualify the Bank as a Qualified Thrift Lender.

     If MFB were to acquire control of another savings institution other than through a merger or other business combination with the Bank, MFB would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings bank meets the QTL test, the activities of MFB and any of its subsidiaries (other than the Bank or other subsidiary savings associations) would thereafter be subject to further restrictions. HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings bank shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings bank, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the FSLIC by regulation as of March 5, 1987, to be engaged in by multiple holding companies or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple holding company.

     The Director of the OTS may also approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state, if the multiple savings and loan holding company involved controls a savings bank which operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). Also, the Director of the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

     Indiana law permits acquisitions of certain federal and state SAIF-insured savings banks and their holding companies ("Savings Banks") located in Indiana, Ohio, Kentucky, Illinois, and Michigan (the "Region") by other savings banks located in the Region. Savings Banks with their principal place of business in one of the states in the Region (other than Indiana) may acquire Savings Banks with their principal place of business in Indiana if, subject to certain other conditions, the state of the acquiring Savings Bank has reciprocal legislation permitting the acquisition of savings banks and their holding companies in that state by Indiana Savings Banks. Each of the states in the Region has, at least to a certain degree, reciprocal legislation. The Indiana statute also authorizes Indiana Savings Banks to acquire other Savings Banks in the Region. Following the acquisition, an acquired Indiana Savings Bank and any other Indiana Savings Bank subsidiary owned by the acquirer must hold no more than 15% of the total Savings Bank deposits in Indiana.

     No subsidiary savings bank of a savings and loan holding company may declare or pay a dividend on its permanent or nonwithdrawable stock unless it first gives the Director of the OTS 30 days advance notice of such declaration and payment. Any dividend declared during such period or without the giving of such notice shall be invalid.

Branching

     The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code") or the asset composition test of Section 7701(c) of the Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings bank to be acquired is located specifically authorizes acquisition of its state-chartered associations by state-chartered associations or their holding companies in the state where the acquiring association or holding company is located.

Federal Securities Law

     The shares of Common Stock of MFB are registered with the SEC under the 1934 Act. MFB is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the SEC thereunder. After the third anniversary of the Bank's conversion to stock form, if MFB has fewer than 300 shareholders, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

     Shares of Common Stock held by persons who are affiliates of MFB may not be resold without registration or unless sold in accordance with the resale restrictions of Rule 144 under the 1933 Act. If MFB meets the current public information requirements under Rule 144, each affiliate of MFB who complies with the other conditions of Rule 144 (including the two-year holding period and those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of MFB or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

Qualified Thrift Lender

    Under current OTS regulations, the QTL test requires that a savings bank have at least 65 % of its portfolio assets invested in "qualified thrift investments" on a monthly average basis in 9 out of every 12 months. Qualified thrift investments under the QTL test include: (i) loans made to purchase, refinance, construct, improve or repair domestic residential housing or manufactured housing; (ii) home equity loans; (iii) mortgage-backed securities;
(iv) direct or indirect existing obligations of either the FDIC or the FSLIC for ten years from the date of issuance, if issued prior to July 1, 1989; (v) obligations of the FDIC, FSLIC, FSLIC Resolution Fund and the Resolution Trust Corporation for a five year period from July 1, 1989, if issued after such date;
(vi) FHLB stock; (vii) 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination; (viii) investments in service corporations that derive at least 80% of their gross revenues from activities directly related to purchasing, refinancing, constructing, improving or repairing domestic residential real estate or manufactured housing; (ix) 200% of the dollar amount of loans and investments made to acquire, develop and construct one to four-family residences that are valued at no more than 60% of the median value of homes constructed in the area; (x) 200% of the dollar amount of loans for the acquisition or improvement of residential real property, churches, schools, and nursing homes located within, and loans for any purpose to any small business located within, an area where credit needs of its low and moderate income residents are determined not to have been adequately met; (xi) loans for the purchase, construction improvement or upkeep of churches, schools, nursing homes and hospitals not qualified under (x); (xii) up to 10% of portfolio assets held in consumer loans or loans for educational purposes; and
(xiii) FHLMC and FNMA stock. However, the aggregate amount of investments in categories (vii)-(xiii) which may be taken into account for the purpose of whether an institution meets the QTL test cannot exceed 15% of portfolio assets. Portfolio assets under the QTL test include all of an association's assets less
(i) goodwill and other intangibles, (ii) the value of property used by the association to conduct its business, and (iii) its liquid assets as required to be maintained under law up to 20% of total assets.

     A savings bank which fails to meet the QTL test must either convert to a bank (but its deposit insurance assessments and payments will be those of and paid to SAIF) or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for a national bank and for a savings bank; (ii) its branching activities shall be limited to those of a national bank; (iii) it shall not be eligible for any new FHLB advances; and
(iv) it shall be bound by regulations applicable to national banks respecting payment of dividends. Three years after failing the QTL test the association must (i) dispose of any investment or activity not permissible for a national bank and a savings bank and (ii) repay all outstanding FHLB advances. If such a savings bank is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).

     A savings bank failing to meet the QTL test may re-qualify as a QTL if it thereafter meets the QTL test. In the event of such re-qualification it shall not be subject to the penalties described above. A savings bank which subsequently again fails to qualify under the QTL test shall become subject to all of the described penalties without application of any waiting period.

     At September 30, 1996, 96.20% of the Bank's portfolio assets (as defined on that date) were invested in qualified thrift investment (as defined on that date), and therefore the Bank's asset composition was in excess of that required to qualify the Bank as a QTL. Also, the Bank does not expect to significantly change its lending or investment activities in the near future, and therefore expects to continue to qualify as a QTL, although there can be no such assurance.


Community Reinvestment Act Matters

     Under current law, ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") must be disclosed. The disclosure includes both a four-unit descriptive rating-- using terms such as satisfactory and unsatisfactory--and a written evaluation of each institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. The FHLBs have established an "Affordable Housing Program" to subsidize the interest rate of advances to member associations engaged in lending for long-term, low-and moderate-income, owner-occupied and affordable rental housing at subsidized rates. The Bank is participating in this program. The examiners have determined that the Bank has a satisfactory record of meeting community credit needs governing the classification of assets of insured institutions consistent with the requirements.


                                    TAXATION

Federal Taxation

     Historically, Savings associations, such as the Bank, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, in future years, only the specified experience formula method will be allowed as, in August, 1996, legislation was enacted that repealed the reserve method of accounting for federal income tax purposes. As a result, the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. In addition, the pre-1988 reserve, for which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) the bank no longer qualifies as a bank under the Code, or (ii) excess dividends or distributions are paid out by the Bank. The total amount of bad debt to be recaptured is approximately $1,310,000.

     Depending on the composition of its items of income and expense, a savings bank may be subject to the alternative minimum tax. A savings bank must pay an alternative minimum tax equal to the amount (if any) by which 20% of alternative minimum taxable income ("AMTI"), as reduced by an exemption varying with AMTI, exceeds the regular tax due. AMTI equals regular taxable income increased or decreased by certain tax preferences and adjustments, including depreciation deductions in excess of that allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method and 75% of the excess of adjusted current earnings over AMTI (before this adjustment and before any alternative tax net operating loss). AMTI may be reduced only up to 90% by net operating loss carryovers, but alternative minimum tax paid can be credited against regular tax due in later years.

     For federal income tax purposes, MFB reports its income and expenses on the accrual method of accounting. MFB, the Bank and Mishawaka Financial file a consolidated federal income tax return for each fiscal year ending September 30. The federal income tax returns filed by MFB (or previously by the Bank) have not been audited in the last five years.

     The consolidated federal income tax return filed by MFB has the effect of eliminating intercompany distributions, including dividends, in the computation of consolidated taxable income. Income of MFB generally would not be taken into account in determining the bad debt deduction allowed to the Bank, regardless whether a consolidated tax return is filed. However, certain "functionally related" losses of MFB would be required to be taken into account in determining the permitted bad debt deduction, which, depending upon the particular circumstances, could reduce the bad debt deduction.

State Taxation

     For its taxable period beginning January 1, 1990, the Bank became subject to Indiana's new Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

     MFB's (or previously the Bank's) state income tax returns have not been audited in the last five years.

Item 2.     Properties.

     At September 30, 1996, MFB Financial conducted its business from its main office at 121 South Church Street, Mishawaka, Indiana 46544, three full service branch offices and an additional loan origination office The main office and the three branch offices are owned by MFB Financial, while the loan origination office is leased.

     The following table provides certain information with respect to MFB Financial's offices as of September 30, 1996:

                                        Year                 Approximate
Description and Address                Opened              Square Footage
-----------------------                ------              --------------
Main Office
121 S. Church Street
Mishawaka, IN 46544                     1961                    13,738

Branch Office
411 W. McKinley Ave.
Mishawaka, IN 46545                     1975                     4,800

Branch Office
402 W. Cleveland Rd.
Mishawaka, IN 46545                     1977                     2,540

Branch Office
2427 Mishawaka Ave.
South Bend, IN 46615                    1978                     2,600

Loan Origination Office
227 S. Main St.
Suite 110
Elkhart, In. 46516                      1996                       600

    MFB Financial operates two automatic teller machines (ATMs), one at its McKinley branch and the other at its Cleveland Road branch. MFB Financial's ATMs participate in the nationwide CIRRUS ATM network.

     MFB Financial owns computer and data processing equipment which is used for transaction processing and accounting.

     MFB Financial also has contracted for the date processing and reporting services of BISYS, Inc. in Houston, Texas. The cost of these date processing services is approximately $17,000 per month.

Item 3.       Legal Proceedings.

     The Bank is involved in various legal actions arising in the normal course of its business. In the opinion of management, the resolutions of these legal actions are in the aggregate not expected to have a material adverse effect on the Company's results of operations.

Item 4.       Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of MFB's shareholders during the quarter ended September 30, 1996.

Item 4.5.       Executive Officers of MFB.

     Presented below is certain information regarding the executive officers of MFB and MFB Financial:

        Name                                       Position
        ----                                       --------
     Charles J. Viater                 President and Chief Executive Officer of
                                             MFB and MFB Financial
     M. Gilbert Eberhart               Secretary of MFB and MFB Financial
     Timothy C. Boenne                 Vice President and Controller of MFB
                                             Financial
     Michael J. Portolese              Vice President of MFB Financial
     William L. Stockton, Jr.          Vice President of MFB Financial



     Charles J. Viater (age 42) has served as President and Chief Executive Officer of MFB Financial since September 1, 1995. For the previous he served as Chief Financial Officer of Amity Bancshares and Executive Vice President of Amity Federal Savings in Tinley Park, Illinois.

     M. Gilbert Eberhart (age 62) has served as Secretary of MFB Financial since 1987 and of MFB since its organization. He is also a dentist based in Mishawaka.

     Timothy C. Boenne (age 50) has served as Vice President and Controller of MFB Financial since 1992. Until 1992, he also served as Branch Manager for MFB Financial's McKinley Branch.

      Michael J. Portolese (age 45) has served as Vice President of MFB Financial since 1977. He also serves as MFB Financial's Savings Administrator, Security Director and Compliance Coordinator.

     William  L.  Stockton,  Jr.  (age 49) has served as Vice  President  of MFB
Financial since 1988 and has been in charge of lending operations at MFB Financial since 1992.

                                     PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

     The Bank converted from a federally-chartered mutual savings and loan association to a federally-chartered stock savings bank effective March 24, 1994 (the "Conversion") and simultaneously formed a savings and loan holding company, MFB. MFB's common stock, without par value ("Common Stock"), is quoted on the National Association of Security Dealers Automated Quotation System ("NASDAQ"), National Market System, under the symbol "MFBC." The following table sets forth the high and low bid prices as reported by NASDAQ, and dividends paid per share for Common Stock for the quarters indicated. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

      Quarter                                                       Dividends
       Ended                   High Bid           Low Bid           Declared
------------------             --------           --------          ---------
December 31, 1994               $13.75             $10.625             None
March 31, 1995                   14.50              12.50              None
June 30, 1995                    14.25              13.00              None
September 30, 1995               16.25              13.00              None
December 31, 1995                16.25              14.75              None
March 31, 1996                   15.25              13.75              None
June 30, 1996                    14.75              13.75           $ .06/share
September 30, 1996               19.00              13.75              None

     As of September 30, 1996, there were approximately 728 shareholders of record of MFB's Common Stock. MFB estimates that, as of that date, there were approximately 914 additional shareholders in "street name".

     Since MFB has no independent operations or other subsidiaries to generate income, its ability to accumulate earnings for the payment of cash dividends to its shareholders is directly dependent upon the earnings on its investment securities and ability of the Bank to pay dividends to MFB.

     Under OTS regulations, a converted savings bank may not declare or pay a cash dividend if the effect would be to reduce net worth below the amount required for the liquidation account created at the time it converted. In addition, under OTS regulations, the extent to which a savings bank may make a "capital distribution," which includes, among other things, cash dividends, will depend upon which one of three categories, based upon levels of capital, that savings bank is classified. The Bank is now and expects to continue to be a "tier one institution" and therefore would be able to pay cash dividends to MFB during any calendar year up to 100% of its net income during that calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess over its fully phased-end capital requirements) at the beginning of the calendar year. Prior notice of any dividend to be paid by the Bank will have to be given to the OTS.

     Under current federal income tax law, dividend distributions with respect to the Common Stock, to the extent that such dividends paid are from the current or accumulated earnings and profits of the Bank (as calculated for federal income tax purposes), will be taxable as ordinary income to the recipient and will not be deductible by the Bank. Any dividend distributions in excess of current or accumulated earnings and profits will be treated for federal income tax purposes as a distribution from the Bank's accumulated bad debt reserves, which could result in increased federal income tax liability for the Bank.

     Unlike the Bank, generally there is no restriction on the payment of dividends by MFB, subject to the determination of the director of the OTS that there is reasonable cause to believe that the payment of dividends constitutes a serious risk to the financial safety, soundness or stability of the Bank. Indiana law, however, would prohibit MFB from paying a dividend if, after giving effect to the payment of that dividend, MFB would not be able to pay its debts as they become due in the ordinary course of business, or if MFB's total assets would be less than the sum of its total liabilities plus preferential rights of holders of preferred stock, if any.


Item 6.       Selected Financial Data.

     The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Data of MFB Corp. and Subsidiary" on page 4 of MFB's Annual Report to Shareholders for its fiscal year ended September 30, 1996 (the "Annual Report").

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

     The information required by this item is incorporated by reference to pages 5 through 15 of the Annual Report.

Item 8. Financial Statements and Supplementary Data.

     MFB's Consolidated Financial Statements and Notes thereto contained on pages 16 through 46 of the Annual Report are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

                                    PART III


Item 10.       Directors and Executive Officers of the Registrant.

     The information required by this item with respect to directors is incorporated by reference to pages 2 through 3 of MFB's Proxy Statement for its 1997 Annual Shareholder Meeting (the "Proxy Statement"). Information concerning MFB's executive officers is included in Item 4.5 in Part 1 of this report. Information concerning compliance by such persons with Section 16(a) of the 1934 Act is incorporated by reference to page 7 of the Proxy Statement.

Item 11.      Executive Compensation

     The   information   required  by  this  item  with   respect  to  executive
compensation is incorporated by reference to pages 4 through 6 of the Proxy Statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is incorporated by reference to pages 1 through 3 of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference to page 6 of the Proxy Statement.

                                     PART IV


Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  The following financial statements are included in this report:



                                                                   Pages in this
                                                                     Form 10-K
     Financial Statements                                                43

     Report of Independent Auditors                                      49

     Consolidated Balance Sheets at September 30, 1996, and 1995         65


     Consolidated Statements of Income for the Years Ended               66
          September 30, 1996, 1995 and 1994

     Consolidated Statements of Changes in Shareholders' Equity          67
          for the Years ended September 30, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows for the Years ended           68
          September 30, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements                          70




(b) MFB filed three Form 8-K reports during the quarter ended September 30, 1996.

 Date of report:      September 13, 1996
 Item  reported :     News release dated September 13, 1996 regarding the
                      announcement of its annual meeting date and amendment to the Code of Bylaws.

 Date of report:      August 5, 1996
 Item reported :      News release dated July 17, 1996  regarding
                      the declaration of a $ .06 per share cash dividend payable on August 20, 1996 to holders of record on August 6, 1996.

 Date of report:      July 11, 1996
 Item reported :      News release dated July 11, 1996 regarding the
                      announcement of third quarter earnings and the Board of Director's approval of plan to repurchase up to 5% of the outstanding shares of the Company's stock.

MFB filed one Form 8-K report during the quarter ended June 30, 1996.
 Date of report:      April 19, 1996
 Item reported :      News  release  dated  April  9,  1996
                      announcing  second  quarter 1996  earnings and the
                      Board  of   Director's   approval  of  a  plan  to
                      repurchase up to 5% of the outstanding shares of the company's stock.

(c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page E-1


(d) All schedules are omitted as the required information either is not applicable or is included in the consolidated Financial Statements or related notes.

                                   SIGNATURES


     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act 9f 1934, as amended, the Registrant had duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                    MFB CORP.

     Date: December 30, 1996
                                             By:/s/ Charles J. Viater
                                                --------------------------------
                                                Charles J. Viater, President and
                                                     Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of December, 1996.


/s/ Charles J. Viater                             /s/ M. Gilbert Eberhart
----------------------------------                ------------------------------
Charles J. Viater                                 M. Gilbert Eberhart, Director
President, Chief Executive Officer
and Director
(Principal Executive Officer)                     /s/ Thomas F. Hums
                                                  ------------------------------
                                                  Thomas F. Hums, Director


/s/ Timothy C. Boenne                             /s/ Jonathan E. Kintner
----------------------------------                ------------------------------
Timothy C. Boenne                                 Jonathan E. Kintner, Director
Vice President and Controller
(Principal Financial and Accounting
Officer)                                          /s/ Michael J. Marien
                                                  ------------------------------
                                                  Michael J. Marien, Director



/s/ Marian K. Torian                              /s/ Reginald H. Wagle
----------------------------------                ------------------------------
Marian K. Torian,                                 Reginald H. Wagle, Director
Chairman of the Board

                                  EXHIBIT LIST
Exhibit
Index                                                                    Page

3(1)     The  Articles  of   Incorporation   of  the   Registrant   is
         incorporated by Reference to Exhibit 3(1) to the Registration Statement on Form S-1 (Registration No. 33-73098).

3(2) The Code of By-Laws of Registration is incorporated by reference to Item 7-Exhibit 3 of the October 15, 1995 Securities and Exchange Commission Form 8K Report.

10(1) MFB Corp. Stock Option Plan is incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement in
         respect of its 1996 Annual Shareholder Meeting.                   *

10(2) Mishawaka Federal Savings Recognition and Retention Plans and Trusts are incorporated by reference to Exhibit B to the Registrant's definitive Proxy Statement in respect of its
         1996 Annual Shareholder Meeting.                                  *

10(3) Employment Agreement between Mishawaka Federal Savings and Charles J. Viater is incorporated by reference to Exhibit 10(3) to the September 30, 1995 Form 10-K filed on December 27, 1995.

10(4) Employment Agreement between Mishawaka Federal Savings and Timothy C. Boenne is incorporated by reference to Exhibit
         10(8)  to the  Registration  on Form  S-1  (Registration  No.
         33-73098).                                                        *

10(5) Employment Agreement between Mishawaka Federal Savings and Michael J. Portolese is incorporated by reference to Exhibit
         10(10)   to  the   Registration   Statement   on   Form   S-1
         (Registration No. 33-73098).                                      *

10(6)    Employment  Agreement  between  Mishawaka Federal Savings and
         William L.  Stockton,  Jr. is  incorporated  by  reference to
         Exhibit  10(11)  to the  Registration  Statement  on Form S-1
         (Registration No. 33-73098).                                      *

21 Subsidiaries of the Registrant is incorporated by reference to Exhibit 22 to the Registration Statement on Form S-1 (Registration No. 33-73098).

23       Consent of Crowe, Chizek and Company.                             97

27       Financial Data Schedule                                           98
-------------
* Management contracts and plans required to be filed as exhibits are included as Exhibits 10(1)-10(6).