Form 10-Q
period 1996-12-31
MFB CORP
filed 1997-02-13
CIK 916396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-Q

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                      OR

         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________


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


      The number of shares of the registrant's common stock, without par value, outstanding as of December 31, 1996 was 1,776,517.




                           MFB CORP. AND SUBSIDIARY
                                  FORM 10-Q

                                    INDEX



                                                          	Page No.

Part I.  Financial Information                               	2

	Item 1.  Financial Statements                               	2

  Consolidated Balance Sheets, (Unaudited)
  December 31, 1996 and September 30, 1996                   	2

 	Consolidated Statements of Income, (Unaudited)
  Three months ended December 31, 1996 and 1995              	3

 	Consolidated Statements of Changes in Shareholders' Equity,
  (Unaudited) Three months ended December 31, 1996 and 1995  	4

 	Consolidated Statements of Cash Flows, (Unaudited)
  Three months ended December 31, 1996 and 1995              	5

	 Notes to Unaudited Consolidated Financial Statements
  December 31, 1996                                          	7

 	Item 2.  Management's Discussion and Analysis
		         of Financial Condition and Results of Operations  	8

Part II.  Other Information                                 	12

 	Items 1-6.                                                	12

 	Signatures                                                	13








                        MFB CORP. AND SUBSIDIARY
                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                 December 31, 1996 and September 30, 1996
                            (In thousands)

                                                 		December 31,  September 30,
                                                     		1996         	1996
ASSETS
Cash and due from financial institutions            $  2,080	      $  1,734
Interest-earning deposits in
other financial institutions -short term	               ---      	     ---
	Cash and cash equivalents                            	2,080         	1,734
Interest-earning time deposits in other
 financial institutions                                 	198           	495
Securities available-for-sale                        	51,457        	66,763
Federal Home Loan Bank (FHLB) Stock (at cost)         	1,336         	1,336
Total loans                                         	166,137       	152,392
Less allowance for loan losses	                         (348)  	       (340)
Loans receivable, net                               	165,789        152,052
Accrued interest receivable                             	672	           818
Premises and equipment, net                           	2,228         	1,969
Other assets                                             185            642

	Total assets                                     	$ 223,945      $ 225,809


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
	Noninterest-bearing demand deposits               $  	1,065      $   1,942
	Savings, NOW and MMDA deposits                      	36,698        	34,780
	Other time deposits 	                               123,814       	122,243
      		Total Deposits                             	$161,577      	$158,965
	Advances from borrowers for taxes and insurance        	881         	1,864
	FHLB advances                                       	25,000        	24,500
	Accrued expenses and other liabilities	               2,015   	      2,881

		Total liabilities                               	$ 189,473     	$ 188,210

 Shareholders' equity
	Common stock	                                        14,644        	18,317
	Retained earnings, substantially restricted         	20,922        	20,589
	Unearned Employee Stock Ownership Plan (ESOP)Shares   	(844)         	(894)
	Unearned  Recognition and Retention Plan(RRP) Shares  	(173)          (193)
	Net unrealized depreciation on securities
 available for sale, net of tax 	                       ( 77)	         (220)

 Total shareholders' equity                      	    34,472         37,999

Total liabilities and shareholders' equity       	$  223,945    	$  225,809




   See accompanying notes to (unaudited) consolidated financial statements.







                           MFB CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 Three months ended December 31, 1996 and 1995
                             (In thousands)

                                                    	Three Months Ended
                                                        	December 31,
                                                      	1996      	1995
Interest income
  Loans receivable
  		First mortgage loans                          	 $  2,957   	$ 2,330
   	Consumer and other loans                            	104        	15
  		Financing leases and commercial loans                	61        	12
 	Securities  - taxable                                 	949        744
 	Other interest-earning assets                    	      36	       114
                                                       4,107   	  3,215

Interest expense
 	Deposits                                            	2,008     	1,832
  FHLB advances	                                         331          2
                                                  	    2,339  	   1,834

Net interest income                                   	1,768     	1,381

Provision for loan losses	                                 7	         8

Net interest income after provision for loan losses     1,761     1,373

Noninterest income

 Insurance commissions                                    	37       	33
 Net realized gains from sales of securities
  available for sale                                        4        --
 Other                                            	        72        50
           Total noninterest income           	           113	       83

Noninterest expense
 Salaries and employee benefits                          	606      	500
 Occupancy and equipment expense                         	125       101
 SAIF deposit insurance premium                           	89       	82
 Other  expense                             	             264	      188
        Total noninterest expense         	             1,084  	    871

Income before income taxes                               	790      	585

Income tax expense                                     	  314       233

Net income                                           	$   476  	$   352

Earnings per common and common equivalent
share  (Note 2)                                       $  0.26   $  0.17

Earnings per share-assuming full dilution            	$  0.26  	$  0.17
       (Note 2)



  See accompanying notes to (unaudited) consolidated financial statements.




                           MFB CORP. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                               (UNAUDITED)
               Three months ended December 31, 1996 and 1995
                             (In thousands)
                                                      Net Unrealized
                                                      Depreciation
                                                            on       Total
                                    Unearned Unearned   Securities   Share-
                    Common Retained   ESOP     RRP       Available   Holders'
                    Stock  Earnings  shares   shares     For Sale    Equity
Three months ended
December 31, 1995

Balance-10-1-95 	$  19,657	$ 19,732	$(1,100)	$   (290)   $  -	     $ 37,999
Contribution to
 fund ESOP	                           	 	50 	                           	50

Market adjustment
 of ESOP shares        	32	                                             	32

Amortization of
 RRP contribution	                                	45 	                 	45

Change in securities
 classification
 to available for
 sale (Note 1)	                                            	119        	119

Net change in
 unrealized appreciation
 on securities
 available for sale     	                                  	 97         	97

Net income for
 the three months ended
 December 31, 1995           	  352                       	            	352

Balance at
December 31, 1995	$ 19,689 $ 20,084  $(1,050) $ (245)   	$  216    $ 38,694



Three months ended
December 31, 1996

Balance-10-1-96  	$ 18,316 $ 20,589	$ ( 894)   $(192)   $ ( 220)  	$ 37,599

Effect of
 contribution to
 fund ESOP	                             	50                  	          	50

Market adjustment
 of ESOP shares
 committed to
 be released           	37                                              	37

Amortization of
 RRP contribution 	                              	19                   		19

Issuance of 2500
 shares of common
 stock-exercise of
 stock option          	25                                              	25

Purchase and
 retirement of
 199,963 shares of
 common stock	      (3,734)                               	         	(3,734)

Cash dividends
 declared -$.08/share      	  	(143)     	                            	(143)

Net change in unrealized
 appreciation on securities
 available-for-sale,
 net of tax                                       	          	143      	143

Net income for
 the three months
 ended December 31, 1996 	     	476                                    	476

Balance at
December 31,1996  $14,644 	$ 20,922 	$ (844)  	$ (173)   	$ ( 77)  $ 34,472




 See accompanying notes to  (unaudited ) consolidated financial statements.





                          MFB CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 Three months ended December 31, 1996 and 1995
                              (In thousands)

                                                	       Three Months Ended
                                                            December 31,
                                                         1996         1995
Cash flows from operating activities
Net income                                        			$    476    	$    352

Adjustments to reconcile net income to net cash provided by operating activities

 Depreciation and amortization, net of accretion         	191          	82
	Amortization of  RRP contribution                        	19          	45
	Provision  for loan losses                                	7           	8
	Market adjustment of ESOP shares                         	37          	32
	ESOP  expense                                           		50          	50
	Net realized gains from sales of securities
 available for sale                                      	( 4)          	-
 Net change in:
      	Accrued interest receivable                       	146          	34
      	Other assets                                     		369         	322
		    	Accrued expenses and other liabilities           	(865)   	  (1,849)
             Total adjustments                           	(50)     	(1,276)

            	 	Net cash provided by operating activities  	426       	(937)


Cash Flows from investing activities

	Net change in loans	receivable                       	(13,744)     (5,554)
	Purchase of:
    		Securities available-for-sale                    	(7,461)    	(3,665)
     	Premises and equipment, net                        	(301)       	(19)
	Proceeds from:
     	Maturities of securities available for sale      	10,300        	350
      Maturities of securities held to maturity           	-        	4,300
     	Principal payments of mortgage-backed and
       related securities                                 	433        	359
    		Sales of securities available for sale           	12,119         	-
     	Net change in interest-bearing time deposits
      in other financial institutions	                     297         197

           Net cash used in investing activities        	1,643     	(4,032)





                               (Continued)


                           MFB CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  Three months ended December 31, 1996 and 1995
                             (In thousands)

                                            					       Three	 Months Ended
                                                      						December 31,
                                                    			 		1996       	1995
Cash  flows from financing activities
	Net change in deposits                                 	2,612        	440
	Net change in advances from borrowers
 for taxes and insurance                                 	(983)      	(766)
	Proceeds from stock option exercise                       	25         	-
	Purchase of MFB Corp. common stock                    	(3,734)        	-
	Net proceeds from Federal Home Loan Bank advances        	500      	1,500
	Cash dividends paid		                                    (143)	        -
      Net cash provided by(used in)financing activities	(1,723)     	1,174


	Net change in cash and cash equivalents                  	346     	(3,782)

 Cash and cash equivalents at beginning of period     $ 	1,734    $ 	7,454

 Cash and cash equivalents at end of period          	$  2,080   	$  3,672




 Supplemental disclosures of cash flow information

	Cash paid during the period for
 		Interest on deposits                              	$  2,327   	$  1,830
 		Income taxes	                                           	44         	25


 Supplemental schedule of non-cash investing activities
  	Transfer from:
   		Securities held-to-maturity
     to securities available-for-sale                 $    --   $36,281,49

     Mortgage-backed and related securities
     held-to-maturity	to mortgage-backed and
     related securities available-for-sale            $    --   $11,616,526




   See accompanying notes to (unaudited) consolidated financial statements





                          MFB CORP. AND SUBSIDIARY
             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996


NOTE 1 - BASIS OF PRESENTATION  AND ACCOUNTING POLICIES

Nature of Operations: MFB Corp. is an Indiana corporation organized in December, 1993, to become a unitary savings and
loan holding company.   MFB Corp. became a unitary savings and
loan holding company upon the conversion of Mishawaka Federal Savings (the "Bank") from a federal mutual savings and loan association to a federal stock savings bank in March, 1994. On November 1, 1996, the Bank officially changed its name to MFB Financial. MFB Corp. is the sole shareholder of the Bank. MFB Corp. and the Bank (collectively referred to as the "Company") conduct business from their main office in Mishawaka, Indiana and three branch locations in St. Joseph County, Indiana. The Bank also operates a mortgage office in Elkhart County, Indiana
 . The Bank offers a variety of lending, deposit and other financial services to its retail and commercial customers. The Bank's wholly-owned subsidiary, Mishawaka Financial Services, Inc., is engaged in the sales of credit life, general fire and accident, car, home, and life insurance as agent for the Bank's customers and the general public.




Basis of Presentation: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of December 31, 1996 and September 30, 1996, and the consolidated statements of income for the three months ended December 31, 1996 and 1995, and the consolidated statements of changes in shareholders' equity and the consolidated statements of cash flows for the three months ended December 31, 1996 and 1995. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the three months ended December 31, 1996 is not necessarily indicative of the results that may be expected for the full year.



New Accounting Standards Adopted: Several new accounting standards were issued by the Financial Accounting Standards Board that will apply for the year ending September 30, 1997. SFAS No. 121, "Accounting for the Imapirment of Long-Lived Assets and for Long-Lives Assets To Be Disposed Of," requires a review of long-term assets for impairment of recorded value and resulting write-downs if the value is impaired. SFAS No. 122, "Accounting for Mortgage Servicing Rights," requires recognition of an asset when servicing rights are retained on in-house originated loans that are sold. SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require , entities to use a "fair value based method" to account for stock-based compensation plans and requires disclousure of the pro-forma effect on net income and on earnings per share had the accounting been adopted. SFAS No. 121, SFAS No, 122 and SFAS No. 123 were adopted by the Company on October 1, 1996, and are not expected to have a material effect on the Company's consolidated financial position or results of operations.





NOTE 2 - EARNINGS PER COMMON SHARE



Earnings per common and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding.
Employee and director stock options are considered common stock equivalents. At December 31, 1996, the Company had 90,767 unallocated shares which are excluded from the weighted average number of shares outstanding used to calculated the earnings per common and common share equivalent. The weighted-average number of shares outstanding for the calculation of earnings per common and common equivalent share was 1,812,726 at December 31, 1996 and 2,030,497 at December 31, 1995. The weighted-average number of shares outstanding for the calculation of fully-diluted earnings per share were 1,810,038 at December 31, 1996 and 2,026,796 at December 31, 1995.



Item 2. Management's Discussion and Analysis of FinancialCondition and Results of Operations



GENERAL


The principal business of MFB Financial (the "Bank") has historically consisted of attracting deposits from the general public and making loans secured by residential and other real estate. The Bank and all other savings associations are significantly affected by prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors, including interest rates paid on competing investments, account maturities and level of personal income and savings. In addition, deposit growth is affected by how customers perceive the stability of the financial services industry amid various current events such as regulatory changes, failures of other financial institutions and financing of the deposit insurance fund. Lending activities are influenced by the demand for and supply of housing lenders, the availability and cost of funds and various other items. Sources of funds for lending activities of the Bank include deposits, payments on loans and income provided from operations. The Company's earnings are primarily dependent upon the Bank's net interest income, the difference between interest income and interest expense.



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



LIQUIDITY



A standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings and borrowings due within one year. The minimum required ratio is currently set by OTS at 5% of which at least 1% must be comprised of short-term investments (i.e., generally with a term of less than one year). At December 31, 1996, the Bank's liquidity ratio was 17.43% and the short-term liquidity ratio was 4.58%. Therefore, the Bank's liquidity is well above the minimum regulatory requirements.



Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consists of cash and other investments with five years or less remaining until maturity. These liquid investments include deposits with other financial institutions, overnight interest-bearing deposits in other financial institutions, interest-bearing time deposits in other financial institutions and securities, excluding FHLB stock. These assets are commonly referred to as liquid assets. Liquid assets were $53.9 million as of December 31, 1996 compared to $69.0 million as of September 30, 1996. This $15.1 million decrease was primarily due to reductions of $15.1 million in securities and $297,000 in time deposits in other financial institutions, offset by a $345,000 increase in cash and cash equivalents. This decrease in liquidity, along with $500,000 in new Federal Home Loan Bank advances, were primarily used to fund a $13.8 million increase in net loans from September 30, 1996 to December 31, 1996.



The Company uses its liquidity mainly to fund existing and future loan commitments, to fund deposit withdrawals, to invest in securities, and to meet operating expenses. At December 31, 1996, the Company had commitments to fund loan originations with borrowers totaling $18.8 million (including $10.3 million in available equity lines of credit) . Management believes that loan repayments and other sources of funds will be adequate to meet the Company's liquidity needs.


The cash flow statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the changes in the cash flow statements for the three months ended December 31, 1996 and 1995 follows.



During the three months ended December 31, 1996, net cash increased $346,000 from $1.7 million at September 30, 1996 to $2.1 million at December 31, 1996.



The Company experienced a net increase in cash from operating activities of $426,000 during the three months ended December 31, 1996. This increase was primarily due to $476,000 net income for the period and increases in other assets offsetting the $865,000 decrease in accrued expenses resulting from the payment during the current quarter of the one time Savings Association Insurance Fund assessment of $955,000 .



Net cash used in investing activities was $1.6 million for the three months ended December 31, 1996. This change in net cash resulted primarily from the $2.8 million generated from normal maturities of securities exceeding reinvestments and the $12.1 million in proceeds from the sale of securities , partially offset by the net increase in loans receivable of $13.8 million.




Net cash used in financing activities was $1.7 million for the three months ended December 31, 1996 as $3.7 million in MFB Corp. common stock was repurchased , $1.0 million in escrow payments for borrower's taxes and insurance were disbursed and $143,000 in cash dividends were paid during the quarter. $2.6 million in net deposits and $500,000 in additional FHLB advances were used to fund the investing activities discussed above.



The Company experienced a $924,000 net decrease in cash from operating activities for the period ended December 31, 1995. This decrease was primarily due to a $1.8 million decrease in other liabilities partially offset by net income during the period of $352,000 and a decrease in other assets of $322,000.



Net cash used in investing activities was $4.0 million for the three months ended December 31, 1995. During the period, net loans receivable increased to $2.7 million . In addition, the Bank acquired $2.1 million in collateralized mortgage obligations, $2.0 million of financing leases and $834,000 of mortgage loans. These activities were funded primarily with the proceeds from $4.7 million in maturing securities.



Net cash of $1.2 million was generated from financing activities during the three months ended December 31, 1995, and was used to partially fund the investing activities discussed above. This increase was primarily due to $440,000 in net deposits and the $1.5 million in new FHLB advances partially offset by a decrease of $766,000 in advances from borrowers for taxes and insurance.







CAPITAL RESOURCES

Total shareholders' equity decreased $3.5 million from $38.0 million as of September 30, 1996 to $34.5 million as of December 31, 1996. The decrease is the result of the purchase and retirement of 199,963 shares of common stock totaling $3.7 million partially offset by net income for the three months ended December 31, 1996 of $476,000.



Federal regulations require savings banks to have minimum regulatory tangible capital equal to 1.5% of total assets, a 3% core capital ratio and an 8.0% risk-based capital ratio. At December 31, 1996, the Bank meets the regulatory tangible capital, core capital and risk-based capital requirements. Tangible capital was $31.9 million or 14.2% of total bank assets, core capital was $31.2 million or 14.2% of total bank assets and risk-based capital was $32.2 million or 31.4% of risk-based bank assets.



As of December 31, 1996, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.




MATERIAL CHANGES IN FINANCIAL CONDITION

December 31, 1996 Compared to September 30, 1996


Total assets decreased $1.9 million from $225.8 million as of September 30, 1996 to $223.9 million as of December 31, 1996.



Net loans increased by $13.8 million from $152.0 million at September 30, 1996 to $165.8 million at December 31, 1996 due to loan originations exceeding principal payments by approximately $13.3 million along with the purchase of $505,000 in mortgage loans. Securities available for sale decreased during this same period from $66.8 million at September 30, 1996 to $51.5 million at December 31, 1996. As was discussed previously, maturities of securities exceeded reinvestments by $2.8 million , $12.1 million in securities were sold during the quarter, and principal payments of $433,000 were received on mortgage backed securities.



Total liabilities increased from $188.2 million at September 30 , 1996 to $189.5 million at December 31, 1996. Significant liability changes included the addition of $1.0 million in savings , NOW and MMDA deposits and $1.6 million in time deposits totaling a net increase of $2.6 million in customer deposits. Enhancement of our deposit based product offerings and emphasis on core relationships and quality service has contributed to this deposit increase. FHLB advances also increased by $500,000 during the three months ended December 31, 1996. Advances from borrowers for taxes and insurance decreased $983,000 due to the payment of borrower's taxes in November. Also, accrued expenses and other liabilities decreased from $2.9 million at September 30, 1996 to $2.0 million at December 31, 1996 primarily due to the $955,000 payment of the special SAIF insurance fund assessment.



The $25.0 million of Federal Home Loan Bank advances have a weighted average interest rate of 5.35% and mature in three years or less.







MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three months ended December 31, 1996 compared to the three months ended December 31, 1995


The Company's consolidated net income for the three months ended
December 31, 1996 was $476,000 compared with $352,000 for the three months ended December 31, 1995,  an increase of  35.2%



Net interest income after provision for loan losses for the most recent three month period totaled $1.76 million compared to $1.38 million for the same period one year ago. During the three months ended December 31, 1996 total interest income increased by $892,000 compared to the same period one year ago, primarily as a result of the redeployment of assets from relatively lower earning investments into the Bank's loan portfolio. Total interest expense increased $505,000 reflecting the growth in both savings account deposits and borrowed funds.



Noninterest income increase from $83,000 for the three months ended December 31, 1995 to $113,000 for the most recent three month period, while noninterest expense increased from $871,000 to $1.1 million for the comparable periods. This expense increase is primarily related to increased compensation expenses and expenses related to the Bank's name change which took effect November 1, 1996.





SUPPLEMENTAL INFORMATION

The Company continues to maintain asset quality that compares favorably to its industry peer group. The ratio of nonperforming assets to total assets as of December 31, 1996 was .02% compared to .18% as of December 31, 1995.






IMPACT OF NEW ACCOUNTING STANDARDS

Several new accounting standards have been issued by the Financial Accounting Standards Board that will apply for the year ending September 30, 1997. SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities, " provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and requires a consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred and derecognizes liabilities when extinguished. SFAS No. 125 also supersedes SFAS No. 122, and requires that servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and requires assessment for asset impairment or increased obligation based on their fair values. SFAS No. 125 applies to transfers and extinguishments occurring after December 31, 1996, and early or retroactive application is not permitted. Upon adoption, this statement is not expected to have a material effect on the Company's consolidated financial position or results of operations.








                       MFB CORP. AND SUBSIDIARY
                             FORM 10-Q

                      PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

		None

Item 2.	Changes in Securities.

		None

Item 3.	Defaults Upon Senior Securities.

		None

Item 4.	Submission of Matters to a Vote of Security Holders.

		(a)	The Annual Meeting of Shareholders was held on January 17, 1997.

 	(b)	Each of the persons named in the proxy statement as a nominee for director was elected.

		(c)	The following are the voting results on each of the matters
      which were submitted to the	shareholders:

                               	For    Withheld  	Abstain  	Against
Election of Directors:
	M. Gilbert Eberhart       	1,259,793  	233,457
	Jonathan E. Kintner       	1,262,378  	230,872

Appointment of Crowe Chizek
& Co.as auditors for 1997.  1,469,978		             1300   	21,972



The text of the matters referred to under this Item 4 is set forth in the proxy statement dated December 13, 1996 previously filed with the Securities and Exchange Commission, and is incorporated herein by reference.

Item 5.	Other Information.

	None

Item 6.	Exhibits and Reports on Form 8-K

	(a) MFB Corp. filed two Form 8-K reports during the quarter ended December 31, 1996.

     Date of report:      October  15, 1996
     Items reported: 	News release dated October 15,1996 regarding
                      the announcement of fourth quarter earnings and and the filing of the Corporation Code of By-laws.

                    		News release dated October 16, 1996 regarding
                      the declaration of a $ .08 per share cash dividend payable on November 19, 1996 to holders of record on
      		             	November 5, 1996.


   	Date of report:      December 6, 1996
   	Item reported:    News release regarding the announcement of the
                      Board of Director's approval of a plan to repurchase up to 5% of the outstanding shares of the Company's stock.



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