Form 10-Q
period 1997-03-31
MFB CORP
filed 1997-05-09
CIK 916396

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                 FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

           The number of shares of the registrant's common stock, without par value, outstanding as of March 31, 1997 was 1,734,517.


                        MFB CORP. AND SUBSIDIARY
                              FORM 10-Q

                               INDEX


                                                        	Page No.

  Part I.  Financial Information                           	2

  	Item 1.  Financial Statements                           	2

   	Consolidated Balance Sheets, (Unaudited)
    March 31, 1997 and September 30, 1996                  	2

   	Consolidated Statements of Income, (Unaudited)
    Three and six months ended March 31, 1997 and 1996     	3

   	Consolidated Statements of Changes in
    Shareholders' Equity,(Unaudited)
    Six months ended March 31, 1997 and 1996               	4

   	Consolidated Statements of Cash Flows, (Unaudited)
    Six months ended March 31, 1997 and 1996               	5

   	Notes to Unaudited Consolidated Financial Statements
    March  31, 1997                                        	7

 	Item 2.  Management's Discussion and Anlysis of
           Financial Condition and Results of Operations    8

 Part II.  Other Information                              	12

         Items 1-6.                                       	12


       		Signatures                                       	13

                          MFB CORP. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    March 31, 1997 and September 30, 1996
                               (in thousands)

                                               	March 31,     	September 30,
                                                 	1997            	1996
  ASSETS
  Cash and due from financial institutions   	$  2,237         	$  1,734
  Interest-bearing deposits in other
    financial institutions	                       ---	              ---
    	Cash and cash equivalents                  	2,237            	1,734
  Interest-bearing time deposits in other
    financial institutions                       	---               	495
  Securities available-for-sale                	52,922           	66,763
  Federal Home Loan Bank (FHLB) stock (at cost) 	1,675            	1,336
  Total loans                                 	174,662          	152,392
  Less allowance for loan losses	                 (355)	            (340)
    	Loans receivable, net                    	174,307          	152,052
  Accrued interest receivable                     	680              	818
  Premises and equipment, net                   	2,314            	1,969
  Other assets                                    	155              	642

      	Total Assets                          	$234,290         	$225,809


 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities
	  Noninterest-bearing demand deposits         	$1,127           	$1,942
	  Savings, NOW and MMDA deposits              	36,813           	34,780
	  Other time deposits                        	125,382          	122,243
	       Total Deposits                       	$163,322         	$158,965
   Advances from borrowers for taxes
    and insurance                                	2007            	1,864
  	FHLB advances                               	34,500           	24,500
  	Accrued expenses and other liabilities	         474        	    2,881
	    Total Liabilities                        	200,303          	188,210

 Shareholders' Equity
  	Common Stock                                	13,928           	18,317
	  Retained earnings                           	21,303           	20,589
  	Unearned Employee Stock Ownership Plan
   (ESOP) Shares                                 	(786)            	(894)
  	Unearned Recognition and Retention Plan
   (RRP) Shares                                  	(154)            	(193)
  	Net unrealized depreciation on securities
   available-for sale, net of tax	                (304)      	      (220)
	     Total shareholders' equity	               33,987           	37,599

Total Liabilities and Shareholders' Equities 	$234,290         	$225,809

                           MFB CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   Six months ended March 31, 1997 and 1996
                                (In thousands)

                                         	Three Months Ended 	Six Months Ended
                                             	March 31,          	March 31,
		                                        	1997       	1996	   1997     	1996
Interest income
	Loans receivable
 		First mortgage loans               	$  3,126    $  2,397 	$ 6,083 	$ 4,727
  	Consumer and other loans                	128         	29     	232      	44
 		Financing leases an Commercial loans     	67         	34     	128      	46
   Securities - taxable                    	925        	815	   1,874   	1,559
 	 Other interest-bearing assets       	     24  	      125	      60	     239
	                                        	4,270       3,400   	8,377   	6,615
Interest expense
  	Deposits                              	1,987      	1,850   	3,995   	3,682
  	FHLB advances	                           440	        82	      771       84
 			                                      2,427	     1,932	    4,766	   3,766
Net interest income                      	1,843     	1,468    	3,611   	2,849

Provision for loan losses	                    8	         7	       15       15
Net interest income after
 provision for loan losses        	       1,835 	    1,461    	3,596   	2,834

Noninterest income
 	Insurance commissions                     	25        	23       	62     	 56
  Net  realized gains from sales of
  	securities, available for sale            	3	        21        	7      	--
 	Other                                      57         77 	     129	     148
       Total noninterest income     	        85 	      121      	198     	204

Noninterest expense
 	Salaries and employee benefits           	655       	510    	1,261   	1,010
	 Occupancy and equipment                  	131       	104      	256     	205
	 SAIF deposit insurance premium             	6        	84       	95     	166
	 Other                             	       263 	      226 	     527      414
    		Total noninterest expense           1,055 	      924    	2,139   	1,795

Income before income taxes                 	865       	658	    1,655   	1,243

Income tax expense               	          343        262       657      495

Net income                           	$     522  	$    396  	 $  998 	 $  748

Earnings per common and common
 equivalent	share  (Note 2)          	$    0.30  	$   0.20   	$ 0.57  	$ 0.37

Earnings per share-assuming
 full dilution     (Note 2)          	$    0.30  	$   0.20    $ 0.57  	$ 0.37


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                            MFB CORP. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                    Six months ended March 31, 1997 and 1996
                                (In thousands)


                                            			  	  	Net Unrealized
			                                             	   	Depreciation
	                              	 	Unearned  Unearned	  on Securities   	Total
                 	Common   Retained  	ESOP     RRP   	Available  Shareholders'
                  Stock	  Earnings 	shares   shares    	for-Sale      Equity

Six months ended
March 31, 1996

Balance-
Oct 1,1995      	$19,657 	$ 19,732 	$(1,100) $ (290)     $  ---	     $ 37,999
Contribution to
 fund ESOP          	---	      ---     	100    	---        	---          	100
Market adjustment
 of ESOP shares      	88      	---     	---    	---        	---           	88
Amortization of
 RRP Contribution    ---      	---     	---     	62        	---           	62
Change in securities
 classification to
 available for sale 	---      	---     	---    	---         	119         	119
Net change in
 unrealized deprec-
 iation on securities
 available for sale 	---      	---     	---    	---	        (317)	      (317)
Net income for
 the six months ended
 March 31, 1996     	---      	748     	---    	---         	---        	748
Balance at
 March 31, 1996  $19,745  	$20,480  	$(1,000)	$ (228)  	$   (198) 	 $ 38,799


Six months ended
March 31, 1997

Balance-
October 1, 1996 	$18,316  	$20,589  	$  (894)	$ ( 192)	 $   (220)  	$ 37,599
Contribution to
 fund ESOP          	---      	---      	108     	---       	---        	108
Market adjustment
 of ESOP shares
 committed to be
 released            	81      	---      	---     	---       	---	         81
Amortization of
 RRP contribution   	---      	---      	---      	38	       ---         	38
Exercise of stock
option-2500 shares   	25       ---      	---     	---	       ---         	25
Purchase/retire-
 ment of 241,963 shares
 of common stock 	(4,494)	     ---      	---     	---       	---     	(4,494)
Cash dividend
 declared-$.08/share	---     	(284)     	---     	---       	---       	(284)
Net change in
 unrealized deprec-
 iation on	securities
 available for sale,
 net of tax         	---      	---      	---     	---       	(84)       	(84)
Net income for the
 six months ended
 March 31, 1997     	---      	998      	---     	---        	---       	998

Balance at
 March 31, 1997 	$13,928  	$21,303 	  $ (786)	$  (154  )	$  (304)  	$ 33,987


     The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          MFB CORP. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   Six months ended March 31, 1997 and 1996
                                (In thousands)

                                               	         Six  Months Ended
                                                            March 31,
                                                         1997          1996
Cash flows from operating activities
Net income                                        			$    998      	$   748
Adjustments to reconcile net income to net
cash provided by operating activities
	Depreciation and amortization, net of accretion         	273          	138
	Amortization of RRP contribution	                         38           	62
	Provision  for loan losses                               	15           	15
	Market adjustment of ESOP shares                         	81           	88
	ESOP  expense	                                          	107          	100
	Net realized gains from sales of securities
  available for sale                                      	(8)         	---
        Net change in:
	           Accrued interest receivable                  	138          	(30)
           	Other assets	                                	487          	250
            Accrued expenses and other liabilities    	(2,351)    	  (1,969)
	 	Net cash used in operating activities                	(223)        	(598)


Cash Flows from investing activities
	Net change in loans receivable                      	(22,270)     	(10,002)
     Purchase of:
        Securities available-for-sale                 (23,102)      (26,325)
        Premises and equipment, net                     ( 433)         ( 51)
        Federal Home Loan Bank (FHLB)stock              ( 339)           ---
     Proceeds from:
        Maturities of securities held-to-maturity         ---          5,400
        Maturities of securities available-for-sale    	17,300	        4,300
       	Principal payments of mortgage-backed
        and related securities available-for-sale         	948          	650
        Sales of securities available-for-sale         	18,378        	5,856
	       Net change in interest-earning time deposits
         in other financial institutions	                  495 	         790
            		Net cash used in investing activities    	(9,023)     	(19,382)




                                 (Continued)
                                      5

                              MFB CORP. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     Six months ended March 31, 1997 and 1996
                                (In thousands)

                                                  	     Six Months Ended
                                                           March 31,
                                                     	   1997       1996
Cash flows from financing activities
	 Net change in deposits                                	4,358     	5,430
  Net change in advances from borrowers
   for taxes and insurance                                	143       	138
  Net proceeds from Federal Home Loan Bank advances    	10,000	     9,500
  Purchase of MFB Corp. common stock	                   (4,494)      	---
  Proceeds from stock option exercise 	                     25       	---
  Cash dividends paid                                    	(284)      	---
          	Net cash provided  by financing activities   	9,748	    15,068

Net change in cash and cash equivalents                   	503    	(4,912)

Cash and cash equivalents at beginning of period        	1,734     	7,454

Cash and cash equivalents at end of period            	$ 2,237   	$ 2,542


Supplemental disclosures of cash flow information
	Cash paid during the period for
		Interest on deposits                                 	$ 2,446  	$ 3,678
		Income taxes	                                            	134      	447

Supplemental schedule of non-cash investing activities
	Transfer from:
		Securities held-to-maturity to
   securities available-for-sale                        $ ---		$36,281,499

		Mortgage-backed and related securities
   held-to-maturities to mortgage-backed and
    related securities available-for-sale	              $ --- 	$11,616,526





     The accompanying notes are an integral part of these unaudited consolidated financial statements.
                                       6

                           MFB CORP. AND SUBSIDIARY
              NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1997


NOTE 1 - BASIS OF PRESENTATION  AND ACCOUNTING POLICIES

Nature of Operations: MFB Corp. is an Indiana corporation organized in December, 1993, to become a unitary savings and loan holding company.
MFB Corp. became a unitary savings and loan holding company upon the conversion of Mishawaka Federal Savings (the "Bank") from a federal mutual savings and loan association to a federal stock savings bank in March, 1994. On November 1, 1996, the Bank officially changed its name to MFB Financial. MFB Corp. is the sole shareholder of the Bank.
MFB Corp. and the Bank(collectively referred to as the "Company") conduct business from their main office in Mishawaka, Indiana and three branch locations in St. Joseph County, Indiana. The Bank also operates a mortgage office in Elkhart County, Indiana. The Bank's wholly-owned subsidiary, Mishawaka Financial Services, Inc., is engaged in the sales of credit life, general fire and accident, car, home, and life insurance as agent for the Bank's customers and the general public.

Basis of Presentation: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of March 31, 1997 and September 30, 1996, and the consolidated statements of income for the three and six months ended March 31, 1997 and 1996, and the consolidated statements of changes in shareholders' equity and the consolidated statements of cash flows for the six months ended March 31, 1997 and 1996. All significant intercompany transactions and balances are elim-inated in consolidation. The income reported for the six months ended
March 31, 1997, is not necessarily indicative of the results that may be expected for the full year.


New Accounting Standards Adopted: Several new accounting standards were issued by the Financial Accounting Standards Board that will apply for the year ending September 30, 1997. SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," requires a review of long-term assets for impairment of recorded value and resulting write-downs if the value is impaired. SFAS No. 122, "Accounting for Mortgage Servicing Rights," requires recognition of an asset when servicing rights are retained on in-house originated loans that are sold. SFAS No. 123, "Account-ing for Stock-Based Compensation," encourages, but does not require, entities to use a "fair value based method" to account for stock-based compensation plans and requires disclosure of the pro-forma effect on net income and on earnings per share had the accounting been adopted. SFAS No. 121, SFAS No.122, and SFAS No. 123 were adopted by the Company on October 1, 1996, and are not expected to have a material effect on the Company's consolidated financial position or results of operation.


NOTE 2 - EARNINGS PER COMMON SHARE

Earnings per common and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Employee and director stock options are considered common stock equivalents. At March 31, 1997, the Company had 90,767 unallocated ESOP shares which are excluded from the weighted average number of shares outstanding used to calculate the earnings per common and common share equivalent. The weighted-average number of shares outstanding for the calculation of earnings per common and common equivalent share were 1,742,359 at March 31, 1997 and 2,022,385 at March 31, 1996. The weighted-average number of shares outstanding for the calculation of fully-diluted earnings per share were 1,751,988 at March 31, 1997 and 2,021,699 at March 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


GENERAL

The principal business of MFB Financial (the "Bank") has historically consisted of attracting deposits from the general public and making loans secured by residential and other real estate. The Bank and all other savings associations are significantly affected by prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors, including interest rates paid on competing investments, account maturities and level of personal income and savings. In addition, deposit growth is affected by how customers perceive the stability of the financial services industry amid various current events such as regulatory changes, failures of other financial institutions and financing of the insurance fund. Lending activities are influenced by the demand for and supply of housing lenders, the availability and cost of funds and various other items. Sources of funds for lending activities of the Bank include deposits, payments on loans and income provided from operations. The Company's earnings are primarily de-pendent upon the Bank's net interest income, the difference between income and interest expense.

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


LIQUIDITY

A standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings and borrowings due within one year. The minimum required ratio is currently set by OTS at 5% of which at least 1% must be comprised of short-term investments (i.e., generally with a term of less than one year). At March 31, 1997, the Bank's liquidity ratio was 17.22% and the short-term liquidity ratio was 5.21%. Therefore, the Bank's liquidity is well above the minimum regulatory requirements.

Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consists of cash, deposits with other financial institutions, overnight interest-bearing deposits in other financial institutions, interest-bearing time deposits in other financial institutions and securities, excluding FHLB stock. These assets are commonly referred to as liquid assets. Liquid assets were $55.2 million as of March 31, 1997 compared to $69.0 million as of September 30, 1996. This $13.8 million decrease was primarily due to reductions of $13.8 million in securities and $495,000 in time deposits in other financial institutions, offset by a $503,000 increase in cash and cash equivalents. This decrease in liquidity was primarily used to fund the $22.3 million increase in net loans from September 30, 1996 to March 31, 1997.

The Company uses its liquidity mainly to fund existing and future loan commitments, to fund deposit withdrawals, to invest in securities, and to meet operating expenses. At March 31, 1997, the Company had commitments to fund loan originations with borrowers totaling $20.9 million (including $10.3 million in available equity lines of credit) . Management believes that loan repayments and other sources of funds will be adequate to meet the Company's liquidity needs.


The cash flow statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the changes in the cash flow statements for the six months ended March 31, 1997 and 1996 follows.

During the six months ended March 31, 1997, net cash increased $503,000 from $1.7 million at September 30, 1996 to $2.2 million at March 31, 1997.

The Company experienced a $223,000 net decrease in cash from operating activities for the period ended March 31, 1997, compared to a $598,000 net decrease for the period ended March 31, 1996. The decrease in the most recent period was due to $2.4 million decrease in accrued expenses and other liabilities resulting primarily from the payment during the first quarter of the one time Savings Association Insurance Fund assessment of $955,000 and the reduction in other borrowings of $1.7 million. Partially offsetting the lower accrued expenses and other liabilities was net income during the period of $998,000 and a decrease in other assets of $487,000.

For the six months ended March 31, 1997 and 1996, the net cash used in investing activities was $9.0 million and $19.4 million respectively. The change in the most recent period resulted primarily from the $22.2 million increase in net loans and the $23.4 million of securities purchased exceeding the $35.7 million generated from the normal maturities and sales of securities and the $948,000 in principal reductions of mortgage-backed securities. During the six months ended March 31, 1996, the Bank acquired $18.6 million in collateralized mortgage obligations, $2.0 million of financing leases, $1.7 million of one to four family mortgage loans, and sold $5.9 million of mortgage-backed securities in addition to the normal maturities and reimvestments of securities.

Net cash provided by financing activities was $9.7 million and $15.1 million for the six months ended March 31, 1997 and 1996, respectively. $10.0 million in Federal Home Loan Bank advances and $4.4 million in net deposits were used to fund the investing activities for the six month ended March 31, 1997, and to provide the funds for the purchase and retirement of 241,963 shares of MFB Corp. common stock totaling $4.5 million. For the six months ended March 31, 1996, the $9.5 million in FHLB advances and the $5.4 million in net deposits were also used to fund the investing activities during the period.






CAPITAL RESOURCES


Total shareholders' equity decreased $3.6 million from $37.6 million as of September 30, 1996 to $34.0 million as of March 31, 1997. The decrease is the result of the repurchase and retirement of 241,963 shares of common stock totaling $4.5 million partially offset by net income for the six months ended March 31, 1997 of $998,000.

Federal regulations require savings banks to have minimum regulatory tangible capital equal to 1.5% of total assets, a 3% core capital ratio and an 8.0% risk-based capital ratio. At March 31, 1997, the Bank meets the regulatory tangible capital, core capital and risk-based capital require-ments. Tangible capital was $32.5 million or 13.9% of total bank assets, core capital was $32.5 million or 13.9% of total bank assets and risk-based capital was $32.9 million or 30.4% of risk-based bank assets.

As of March 31, 1997, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.


MATERIAL CHANGES IN FINANCIAL CONDITION

March 31, 1997 Compared to September 30, 1996

Total assets increased $8.5 million from $225.8 million as of September 30, 1996 to $234.3 million as of March 31, 1997.

Net loans increased by $22.2 million from $152.0 million at September 30, 1996 to $174.3 million at March 31, 1997 due to loan originations exceeding principal payments by approximately $21.8 million along with the purchase of $505,000 in mortgage loans. Securities available for sale decreased during this same period from $66.8 million at September 30, 1996 to $52.9 million at March 31, 1997. As was discussed previously, $17.3 million of securities matured and $18.4 million of securities were sold, exceeding reinvestments by $12.3 million, and principal payments of $948,000 were received on mortgage-backed securities.


Total liabilities increased from $188.2 million at September 30, 1996 to $200.3 million at March 31, 1997. Significant liability changes included the addition of $1.2 million in savings , NOW and MMDA deposits and $3.2 million in time deposits totaling a net increase of $4.4 million in customer deposits. Enhancement of our deposit based product offerings and emphasis on core relationships and quality service has contributed to this deposit increase. FHLB advances also increased by $10.0 million during the six months ended March 31, 1997, and were used primarily to fund security investments during the period. Also, accrued expenses and other liabilities decreased from $2.9 million at September 30, 1996 to $474,000 at March 31, 1997 primarily due to the $955,000 payment of the special SAIF insurance fund assessment and the $1.7 million reduction in other borrowings.

The $34.5 million of Federal Home Loan Bank advances have a weighted average interest rate of 5.48% and mature in two years or less.



MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three and six months ended March 31, 1997 compared to the three and six months ended March 31, 1996

The Company's consolidated net income for the three and six months ended March 31, 1997 was $522,000 and $998,000 compared to $396,000 and $748,000 for the three and six months ended March 31, 1996, increases of 31.8% and 33.4%, respectively.

Net interest income after provision for loan losses for the most recent three and six month periods totaled $1.84 and $3.60 million respectively compared to $1.46 million and $2.83 million for the same periods one year ago. During the three months ended March 31, 1997, total interest income increased by $870,000 compared to the same period one year ago, primarily as a result of a $37.8 million increase in first mortgage loan receivables and a $5.4 million increase in consumer and commercial loan receivables. Total interest expense increased $495,000 reflecting the growth in savings account deposits and borrowed funds. For the six months ended March 31, 1997, total interest income increased $1.8 million while total interest expense increased $1.0 million.

Noninterest income decreased from $121,000 for the three months ended March 31, 1996 to $85,000 for the three months ended March 31, 1997, while there was no significant change for the comparable six month periods. Noninterest expense increased from $924,000 during the three months ended March 31, 1996 to $1.1 million during the three months ended March 31, 1997, and from $1.8 million to $2.1 million for the comparable six month periods. These noninterest expense increases are primarily related to increased compensation expenses due to staff expansion and to expenses re-lated to the Bank's name change which took effect November 1, 1996.


SUPPLEMENTAL INFORMATION

The Company continues to maintain asset quality that compares favorably to its industry peer group. The ratio of nonperforming assets to total assets as of March 31, 1997 was .03% compared to .05% as of March 31, 1996.




IMPACT OF NEW ACCOUNTING STANDARDS

Several new accounting standards have been issued by the Financial
Accounting Standards Board that will apply for the year ending
September 30, 1997. SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities, " provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and requires a consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred and derecognizes liabilities when extinguished. SFAS No. 125 also supersedes SFAS No. 122, and requires that servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and requires assessment for asset impairment or increased obligation based on their fair values. SFAS NO. 125 applies to transfers and extinguishments occurring after December 31, 1996, and early or retroactive applicatin is not permitted. Upon adoption, this statement is not expected to have a material effect on the Company's consol-idated financial position or results of operations.





MFB CORP. AND SUBSIDIARY
FORM 10-Q

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

		None

Item 2.	Changes in Securities.

		None

Item 3.	Defaults Upon Senior Securities.

		None

Item 4.	Submission of Matters to a Vote of Security Holders.

		(a)	The Annual Meeting of Shareholders was held on January 17, 1997.

 	(b)	Each of the persons named in the proxy statement as a nominee for director was elected.

		(c)	The voting results on each of the matters which were submitted to
      the shareholders can be	found in the Form 10-Q filed for the quarter
      ended December 31, 1996.

Item 5.	Other Information.

	None

Item 6.	Exhibits and Reports on Form 8-K

	(a) MFB Corp. filed two Form 8-K reports during the quarter
         ended March 31, 1997.
       Date of report:      January  17, 1997
       Items reported:       News release dated January 17, 1997 regarding
                             the announcement of  first	quarter earnings.

	      Date of report:      January 23, 1997
	      Items reported:     	 News release dated January 23, 1997 regarding
                             the declaration of a $ .08 share cash dividend
                             payable on February 18, 1997 to holders of
                             record on February 4, 1997.




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




























