Form 10-Q
period 1997-06-30
MFB CORP
filed 1997-08-07
CIK 916396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q

               [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

The number of shares of the registrant's common stock, without par value, outstanding as of June 30, 1997 was 1,690,217.

                      MFB CORP. AND SUBSIDIARY
                              FORM 10-Q

                                INDEX


                                                                  	Page No.

Part I.  Financial Information                                        	2

	Item 1.  Financial Statements                                        	2

 	Consolidated Balance Sheets, (Unaudited)
  June 30, 1997 and September 30, 1996                                	2

 	Consolidated Statements of Income, (Unaudited)
  Three and nine months ended June 30, 1997 and 1996                  	3

 	Consolidated Statements of Changes in Shareholders' Equity,
 (Unaudited) Nine months ended June 30, 1997 and 1996                 	4

 	Consolidated Statements of Cash Flows, (Unaudited)
  Nine months ended June 30, 1997 and 1996                            	5

 	Notes to Unaudited Consolidated Financial Statements June 30, 1997  	7

	Item 2.  Management's Discussion and Analysis
		        of Financial Condition and Results of Operations            	9

Part II.  Other Information                                           13

         Items 1-6.                                                   13

   		Signatures                                                       14


                                        1

                            MFB CORP. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      June 30, 1997 and September 30, 1996
                              (in thousands)

                                                       	June 30,	September 30,
                                                         	1997       	1996
ASSETS
Cash and due from financial institutions           	$    2,697    	$    1,734
Interest-bearing deposits in other financial institutions	 ---           ---
	Cash and cash equivalents                              	2,697         	1,734
Interest-bearing time deposits in other financial
 institutions                                             	---           	495
Securities available-for-sale                          	53,227        	66,763
Federal Home Loan Bank (FHLB) stock (at cost)           	2,187         	1,336
Total loans                                           	187,001       	152,392
Less allowance for loan losses	                           (363)    	     (340)
	Loans receivable, net                                	186,638       	152,052
Accrued interest receivable                               	836           	818
Premises and equipment, net                             	2,521         	1,969
Other assets	                                              135	           642

      	Total Assets                                  	$248,241      	$225,809


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
	Noninterest-bearing demand deposits                   	$1,385        	$1,942
	Savings, NOW and MMDA deposits                        	36,598        	34,780
	Other time deposits                                  	129,534       	122,243
	       Total Deposits                               	$167,517      	$158,965
 Securities sold under agreements to repurchase(Note 3)    184           ---
 Advances from borrowers for taxes and insurance	          814         	1,864
	FHLB advances                                         	43,735        	24,500
	Accrued expenses and other liabilities	                 2,100     	    2,881
	    Total Liabilities                                	214,350       	188,210

Shareholders' Equity
	Common Stock                                          	13,116        	18,317
	Retained earnings                                     	21,676        	20,589
	Unearned Employee Stock Ownership Plan (ESOP) Shares    	(722)         	(894)
	Unearned Recognition and Retention Plan (RRP) Shares    	(135)         	(193)
	Net unrealized depreciation on securities
  available-for sale, net of tax	                          (44)   	      (220)
	     Total shareholders' equity	                       33,891        	37,599

       Total Liabilities and Shareholders' Equities  	$248,241      	$225,809


                                         2
                              MFB CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     Nine months ended June 30, 1997 and 1996
                                (In thousands)

                                         	Three Months Ended	Nine Months Ended
                                                	June 30,         	June 30,
		                                           	1997  	1996      	1997    	1996
Interest income
	Loans receivable
 		First mortgage loans                  	$ 3,312	 $ 2,524	  $ 9,395  $ 7,251
 		Consumer and other loans                  	149      	55      	381      	99
 		Financing leases and Commercial loans     	112	      30      	240      	76
   Securities - taxable                      	921     	925     2,795   	2,484
 	 Other interest-bearing assets       	       17	      99	       77      338
	                                          	4,511	   3,633    12,888  	10,248
Interest expense
	Deposits                                  	2,067   	1,886    	6,062    5,568
	FHLB advances     	                          545   	  164     1,316      248
 			                                        2,612 	  2,050	    7,378	   5,816
Net interest income                        	1,899   	1,583    	5,510   	4,432

Provision for loan losses	                      7	       8	       22       23
Net interest income after
 provision for loan losses            	     1,892 	  1,575    	5,488   	4,409

Noninterest income
	Insurance commissions                        	37      	38       	99     	 94
 Brokerage Commissions                          7      ---         7      ---
 Net  realized gains from sales of
 	securities, available for sale              	(1)    	(12)       	7       	9
 	Other                                 	      65       65       193	     192
     	Total noninterest income       	        108 	     91      	306     	295

Noninterest expense
	Salaries and employee benefits              	684     	541    	1,945   	1,551
	Occupancy and equipment                     	161     	107      	417     	312
	SAIF deposit insurance premium               	26      	83      	121     	249
	Other                               	        285	     232	      812	     646
    		Total noninterest expense         	   1,156      963    	3,295   	2,758

Income before income taxes                   	844     	703    	2,499   	1,946

Income tax expense                            336 	    279	      993	     774

Net income                             	$    508 	$   424	 $   1,506 $ 1,172

Earnings per common and common equivalent
share  (Note 2)                        	$   0.30 	$  0.22 	$    0.86 	$ 0.60

Earnings per share-assuming full dilution $ 0.30 	$  0.22	 $    0.86 	$ 0.60
                        (Note 2)

The accompanying notes are an integral part of these unaudited consolidated financial statements.


                                         3

                           MFB CORP. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                     Nine months ended June 30, 1997 and 1996
                                (In thousands)

                                            			     		Net Unrealized
	 			                                                 	Depreciation
                               	 	   	Unearned	Unearned	on Securities  	Total
	                     Common  Retained 	ESOP    	RRP   	Available Shareholders
                      	Stock	 Earnings	shares 	shares   	for-Sale      	Equity

Six months ended
June 30, 1996

Balance-10-1-95   	$  19,657	$ 19,732	$(1,100)	$ (290)	  $   ---	    $ 37,999
Purchase and retire
 ment of 103,893 shares
 of common stock      (1,499)                                          (1,499)
Contribution to
 fund ESOP              	---    	---	     150     	---      	---         	150
Market adjustment of
 ESOP shares             	126   	---     	---     	---      	---         	126
Amortization of RRP
 Contribution            	---	   ---     	---      	80      	---          	80
Change in securities
 classification to
 available for sale      	---   	---     	---     	---       	119	        119
Net change in unrealized
 depreciation on securities
 available for sale      	---   	---     	---     	---	      (456)      	(456)
Net income for the nine
 months ended 6-30-96     --- 	1,172     	---     	---       	---      	1,172

Balance at 6-30-96 	$ 18,284	$20,904  	$ (950)	$ (210)  	$   (337)	  $ 37,691

Nine months ended
June 30, 1997
Balance-10-1-96    	$ 18,316	$20,589   	$(894)	$( 192)   $   (220)  	$ 37,599
Purchase and retire
 -ment of 287,263 shares
 of common stock      (5,365)    ---      ---      ---        ---      (5,365)

Contribution to
 fund ESOP              	---    	---     	172     	---       	---	        172
Market adjustment of
 ESOP shares committed
 to be released	         130    	---     	---     	---       	---        	130
Amortization of
 RRP contribution       	---    	---     	---      	57       	---         	57
Issuance of 3500 shares
 of common stock-stock
 option exercise	         35    	---     	---     	---       	---         	35
Cash dividend declared
 - $.08/share           	---   	(419)    	---     	---       	---       	(419)
Net change in unrealized
 depreciation on	securities
 available for sale      ---    	---     	---     	---        	176       	176
Net income for the nine
 months ended 6-30-97   	---  	1,506     	---     	---       	---      	1,506

Balance at 6-30-97  $ 13,116	$21,676  	$ (722)	$  (135)    	$  (44) 	$ 33,891


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                          4
                             MFB CORP. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    Nine months ended June 30, 1997 and 1996
                                 (In thousands)

                                                 	         Nine  Months Ended
                                                                June 30,
                                    	                         1997      1996
Cash flows from operating activities
Net income 		                                          	$    1,506 	$  1,172
Adjustments to reconcile net income to net
cash provided by operating activities
	Depreciation and amortization, net of accretion              	384      	215
	Amortization of RRP contribution                              	58       	80
	Provision  for loan losses                                    	23       	23
	Market adjustment of ESOP shares                             	129      	127
	ESOP  expense                                               		172      	150
	Net realized gains from sales of securities available for sale	(7)      	(9)
 Net change in:
        Accrued interest receivable                           	(18)     	(39)
       	Other assets      	                                   	506      	191
        Accrued expenses and other liabilities               	(895)	  (1,977)
	           	Total adjustments                                	352   	(1,239)
	             	 	Net cash provided by operating activities  	1,858      	(67)

Cash Flows from investing activities
	Net change in loans receivable                           	(34,608) 	(15,603)
 Purchase of:
   		Securities available-for-sale                        	(28,530) 	(36,771)
    	Financing leases                                         ---    ( 2,001)
     Premises and equipment, net                             	(694)     	(68)
     Federal Home Loan Bank (FHLB) stock                     	(851)     	---
 Proceeds from:
    	Maturities of securities held-to-maturity               	---     	4,300
    	Maturities of securities available-for-sale            	18,300   	9,050
    	Principal payments of mortgage-backed and related
      securities available-for-sale                          	1,897   	1,456
     Sales of securities available-for-sale                 	21,924   	8,215
	    Net change in interest-earning time deposits
      in other financial institutions	                          495	     889
            	Net cash used in investing activities         	(22,067)	(30,533)

                                     (Continued)
                                          5


                                    MFB CORP. AND
                                     SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    Nine months ended June 30, 1997 and 1996
                                  (In thousands)

                                                  	        Nine Months Ended
                                                                June 30,
                                                              1997     1996
Cash flows from financing activities
	Net change in deposits                                      	8,552   	9,410
 Net change in advances from borrowers for
  taxes and insurance                                       	(1,051) 	(1,040)
 Net proceeds from Federal Home Loan Bank advances          	19,235	  17,500
 Net change in short term borrowings                            184      ---
 Purchase of MFB Corp. common stock                         	(5,365)  (1,499)
 Proceeds from stock option exercise 	                           35     	---
 Cash dividends paid	                                         	(418)    	---
        	Net cash provided by financing activities          	21,172   24,371

Net change in cash and cash equivalents                        	963  	(6,229)

Cash and cash equivalents at beginning of period             	1,734	   7,454

Cash and cash equivalents at end of period                 	$ 2,697 	$ 1,225


Supplemental disclosures of cash flow information
	Cash paid during the period for
		Interest on deposits                                     	$ 6,057 	$ 5,552
		Income taxes	                                                	466     	692

Supplemental schedule of non-cash investing activities
	Transfer from:
		Securities held-to-maturity to
   securities available-for-sale                          $ ---		$36,281,499

		Mortgage-backed and related securities held-to-maturity
  	to mortgage-backed and related securities
    available-for-sale	                                   $ --- 	$11,616,526

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                    6

                         MFB CORP. AND SUBSIDIARY
             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997

NOTE 1 - BASIS OF PRESENTATION  AND ACCOUNTING POLICIES

Nature of Operations: MFB Corp. is an Indiana corporation organized in December, 1993, to become a unitary savings and loan holding company.
MFB Corp. became a unitary savings and loan holding company upon the conversion of Mishawaka Federal Savings (the "Bank") from a federal mutual savings and loan association to a federal stock savings bank in March, 1994. On November 1, 1996, the Bank officially changed its name to MFB Financial. MFB Corp. is the sole shareholder of the Bank. MFB Corp. and the Bank (collectively referred to as the "Company) conduct business from five office locations in St. Joseph and Elkhart counties in Indiana. The Bank offers a variety of lending, deposit and other financial services to its retail and commercial customers. The Bank's wholly-owned subsidiary, Mishawaka Financial Services, Inc., is engaged in the sale of various insurance products for the Bank's customers and the general public. In addition, a range of investment and insurance related products are offered to customers through a contractual relationship established with Financial Network Investment Corporation(FNIC), a full service securities brokerage firm.


Basis of Presentation: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements.
In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of June 30, 1997 and September 30, 1996, and the consolidated statements of income for the three and nine months ended June 30, 1997 and 1996, and the consolidated statements of changes in shareholders' equity and the consolidated statements of cash flows for the nine months ended June 30, 1997 and 1996. All significant inter-company transactions and balances are eliminated in consolidated. The income reported for the nine months ended June 30, 1997 is not necessarily indic-ative of the results that may be expected for the full year.


New Accounting Standards Adopted: Several new accounting standards were issued by the Financial Accounting Standards Board that will apply for the year ending September 30, 1997. SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," requires a review of long-term assets for impairment of recorded value and resulting write-downs if the value is impaired. SFAS No. 122, "Accounting for Mortgage Servicing Rights," requires recognition of an asset when servicing rights are retained or in-house originated loans are sold. SFAS No. 123, "Accounting for Stocl-Based Compensation," encourages, but does not require, entities to use a fair-value based method" to account for stock-based compensation plans and requires disclosure of the pro-forma effect on net income and on earnings per share had the accounting been adopted. SFAS No. 121, SFAS No. 122 and SFAS No. 123 were adopted by the Company on October 1, 1996, and are not ex-pected to have a material effect on the Company's consolidated financial position or results of operation.



NOTE 2 - EARNINGS PER COMMON SHARE

Earnings per common and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Employee and director stock options are considered common stock equivalents. At June 30, 1997, the Company had 90,767 unallocated ESOP shares which are excluded from the weighted average number of shares outstanding used to calculate the earnings per common and common share equivalent. The weighted-average number of shares outstanding for the calculation of earnings per common and common equivalent share were 1,697,465 at June 30, 1997 and 1,940,389 at June 30, 1996. The weighted average number of shares outstanding for the calculation of fully-diluted earnings per share were 1,695,820 at June 30, 1997 and 1,936,578 at June 30, 1996.



NOTE 3 - OTHER BORROWINGS

Securities sold under agreements to repurchase consist of obligations of the Bank to other parties. These arrangements are all one-day retail repurchase agreements and are secured by investment securities. Such collateral is held by safekeeping agents of the Bank. Information concerning securities sold under agreements to repurchase is summarized as follows:

Average daily balance during the year                     $   92,038
Average interest rate during the year                           4.25%
Maximum month end balance during the year                 $  183,710

Securities underlying these agreements
at quarter end were as follows
Carrying value of securities                              $ 1,696,361
Fair value                                                $ 1,686,157

There were no securities sold under agreements to repurchase at June 30, 1996.


                                      8


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The principal business of MFB Financial (the "Bank") consists of providing a variety of lending, deposit and selected financial services to retail and commercial banking customers. The Bank and all other savings associations are significantly affected by prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors, including interest rates paid on competing investments, account maturities and level of personal income and savings. In addition, deposit growth is affected by how customers perceive the stability of the financial services industry amid current events such as regulatory changes, failures of other financial institutions and financing of the deposit insurance fund. Lending activities are influenced by the demand for and supply of housing lenders, the availability and cost of funds and various other items. Sources of funds for lending activities of the Bank include deposits, payments on loans and income provided from operations. The Company's earnings are primarily dependent upon the Bank's net interest income, the difference between interest income and interest expense.

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


LIQUIDITY

A standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings and borrowings due within one year. The minimum required ratio is currently set by OTS at 5% of which at least 1% must be comprised of short-term investments (i.e., generally with a term of less than one year). At June 30, 1997, the Bank's liquidity ratio was 18.52% and the short-term liquidity ratio was 5.25%. Therefore, the Bank's liquidity is well above the minimum regulatory requirements.

Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consists of cash, deposits with other financial institutions, overnight interest-bearing deposits in other financial institutions, interest-bearing time deposits in other financial institutions and securities, excluding FHLB stock. These assets are commonly referred to as liquid assets. Liquid assets were $55.9 million as of June 30, 1997 compared to $69.0 million as of September 30, 1996. This $13.1 million decrease was primarily due to reductions of $13.5 million in securities and $495,000 in time deposits in other financial institutions, offset by a $963,000 increase in cash and cash equivalents. This decrease in liquidity was primarily used to fund the $34.6 million increase in net loans from September 30, 1996 to June 30, 1997.

The Company uses its liquidity mainly to fund existing and future loan commitments. to fund deposit withdrawals, to invest in securities, and to meet operating expenses. At June 30, 1997, the Company had commitments to fund loan originations with borrowers totaling $28.3 million (including $l2.0 million in available equity lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet the Company's liquidity needs. The cash flow statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the changes in the cash flow staements for the nine months ended June 30, 1997 and 1996 follows.

During the nine months ended June 30, 1997, net cash increased $1.0 million from $1.7 million at September 30, 1996 to $2.7 million at June 30, 1997.

The Company experienced a $1.9 million net increase in cash from operating activities for the period ended June 30, 1997, compared to $67,000 net decrease for the period ended June 30, 1996. The increase in the most recent period was primarily due to the $1.5 million net income generated and increases in other assets. Offsetting these increases was an $895,000 decrease in accrued expenses and other liabilities resulting primarily from the payment during the first quarter of the one time Savings Assocation Insurance Fund assessment of $955,000.

For the nine months ended June 30, 1997 and 1996, the net cash used in investing activities was $22.1 million and $30.5 million respectively.
The change in the most recent period resulted primarily from the $34.6 million increase in net loans and the $28.5 million of securities and $851,000 ofFHLB stock purchased exceeding the reductions of mortgage-backed securities. During the nine months ended June 30, 1996, the Bank acquired $20.7 million in collateralized mortgage obligations, $2.0 million of financing leases, $1.7 million of one to four family mortgage loans, and sold $5.9 million of mortgage-backed securities in addition to the normal maturities and reinvestments of securities.

Net cash provided by financing activities was $21.2 million and $24.4 million for the niine months ended June 30, 1997 and 1996, respectively. $19.2 million in Federal Home Loan Bank advances and $8.6 million in net deposits were used to fund the investing activities for the nine months ended June 30, 1997, and to provide the funds for the purchase and retirement of 287,263 shares of MFB Corp. common stock totaling $5.4million. For the nine months ended June 30, 1996, the $17.5 million in FHLB advances and the $9.4 million in net deposits were also used to fund the investing activities during the period.

CAPITAL RESOURCES

Total shareholders' equity decreased $3.8 million from $37.7 million as of September 30, 1996 to $33.9 million as of June 30, 1997. The decrease is primarily the result of the repurchase and retirement of 287,263 shares of common stock totaling $5.4 million and the payment of $419,000 in cash dividends partially offset by net income for the nine months ended June 30, 1997 of $1.5 million.

Total shareholders' equity decreased $300,000 from $38.0 million as of September 30, 1995 to $37.7 million as of June 30, 1996. This reduction was primarily related to the outlay of $1.5 million to repurchase 5% of the outstanding shares of common stock partially offset by $1.2 million in net income for the nine months ended June 30, 1996.

Federal regulations require savings banks to have minimum regulatory tangible capital equal to 1.5% of total assets, a 3% core capital ratio and an 8.0% risk-based capital ratio. At June 30, 1997, the Bank meets the regulatory tangible capital, core capital and risk-based capital requirements. Tangible capital was $32.2 million or 13.0% of total bank assets, core capital was $32.2 million or 13.0% of total bank assets and risk-based capital was $32.6 million or 27.8% of risk-based assets.

As of June 30, 1997, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse efect on the Company's liquidity, capital resources or operations.

MATERIAL CHANGES IN FINANCIAL CONDITION

June 30, 1997 Compared to September 30, 1996

Total assets increased $22.4 million from $225.8 million as of September 30, 1996 to $248.2 million as of June 30, 1997.

Net loans increased by $34.6 million from $152.0 million at September
30, 1996 to $l86.6 million at June 30, 1997 due to loan originations exceeding principal payments by approximately $34.2 million along with the purchase of $505,000 in mortgage loans. Securities available for sale decreased during this same period from $66.8 million at September 30, 1996 to $53.2 million at June 30, 1997. As was discussed previously
$18.3 million of securities matured and $21.9 million of securities were sold, exceeding reinvestments by $11.7 million, and principal payments of $1.9 million were received on mortgage-backed securities.

Total liabilities increased from $188.2 millin at September 30, 1996 to $214.3 million at June 30, 1997. Significant changes included a net increase of $8.5 million in customer deposits primarily due to the addition of $1.8 million in savings, NOW and MMDA deposits and $7.3 million in time deposits. Enhancement of our deposit based product offerings and emphasis on core relationships and quality service has contributed to this deposit increase. FHLB advances also increased by $19.2 million during the nine months ended June 30, 1997, and were used primarily to fund security investments during the period. Also, accrued expenses and other liabilities decreased from $2.9 million at September 30, 1996 to $2.1 million at June 30, 1997 primarily due to the $955,000 payment of the special SAIF fund assessment.

The $43.7 million of Federal Home Loan Bank advances have a weighted average interest rae of 5.67% and mature in three years or less. These advances are collateralized by a blanket lien on qualified 1-to-4 family whole mortgage loans and U.S. Treasury and Federal Agency securities with the approximate carrying value of $223 million at June 30, 1997. Interest on the advances is payaable monthly and the principal is payable at maturity.

Securities sold under agreements to repurchase are financing arrangements which are one-day retail repurchase agreements and the Bank retains custody of the securities pledged.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three and nine months ended June 30, 1997 compared to the three and nine months ended June 30, 1996

The Company's consolidated net income for the three and nine months ended June 30, 1997 was $508,000 and $1.5 million compared to $424,000 and $1.2 million for the three and nine months ended June 30, 1996, increases of $19.8% and 28.5%, respectively.

Net increase income after provision for loan losses for the most recent six month periods totaled $1.89 and $5.49 million respectively compared to $1.57 million and $4.41 million for the same periods one year ago.
During the three months ended June 30, 1997, total interest income increased by $878,000 compared to the same period one year ago, primarily as a result of a $40.2 million increase in first mortgage loan receivables and a $7.7 million increase in commercial and consumer loan receivables. Total interest expense increased $562,000 reflecting the growth in savings account deposits and borrowed funds. For the nine months ended June 30, 1997, total interest income increased $2.6 million while total interest expense increased $1.6 million.

Nointerest income increased from $91,000 for the three months ended June
30, 1996 to $108,000 for the three months ended June 30, 1997, while there was no significant change for the comparable nine month periods. Nointerest expense increased from $963,000 during the three months ended
June 30, 1996 to $1.2 million during the three months ended June 30, 1997, and from $2.8 million to $3.3 million for the comparable nine month periods. These nointerest expense increases are primarily related to increased compensation expenses due to staff expansion, to expenses related to the Bank's name change which took effect November 1,1996 and to expenses incurred with the opening of a new full service branch facility on June 6, 1997.

SUPPLEMENTAL INFORMATION

The Company continues to maintain asset quality that compares favorably to its industry peer group. The ratio of nonperforming asses to total assets as of June 30, 1997 was .08% compared to .06% as of June 30, 1996.



               IMPACT OF NEW ACCOUNTING STANDARDS

Several new accounting standards have been issued by the Financial Accounting Standards Board that will apply for the year ending September 30, 1997.
SFAS No. 235, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities, "provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and requires a consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets,an equity recognizes the financial and servicing assets it controls and the liabilities it has incurred and derecognizes liabilities when extinguished. SFAS No.125 also supersedes
SFAS No. 122, and requires that sevicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income orloss and requires assessment for asset impairment or increased obligation based on their fair values. SFAS No. 125 applies to transfers and extinguishments occuring after December 31, 1996, and early or retroactive application is not permitted. Upon adoption, this statement is not expected to have a material effect on the Company's consolidated financial position or results of operations.


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

         (c) The voting results on each of the matters which were submitted to the shareholders can be found in the From 10-Q filed for the quarter ended December 31, l996.

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) MFB Corp. filed two Form 8-K reports during the quarter ended June 30, 1997.
         Date of report:     April 16, l997
         Items reported:     News release dated April 16, 1997 regarding
                             the announcement of second quarter earnings.

         Date of report:     April 18, 1997
         Items reported:     News release dated April 18, 1997 regarding
                             the declaration of a $.08 per share cash dividend payable on May 13, 1997 to holders of record on April 29, 1997.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MFB CORP.



DATE________________________        BY___________________________
                                      Charles J, Viater
                                      President



DATE________________________        BY___________________________
                                      Timothy C. Boenne
                                      Vice President