Form 10-K
period 1997-09-30
MFB CORP
filed 1997-12-24
CIK 916396

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 1997

                                       or

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________


Commission file number:  0-23374

                                    MFB CORP.
             (Exact name of registrant as specified in its charter)

             Indiana                                35-1907258
 State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization               Identification Number)

121 South Church Street, P.O. Box 528, Mishawaka, Indiana           46546
    (Address of principal executive offices)                       Zip Code

Registrant's telephone number, including area code:
                                 (219) 255-3146

Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

Securities Registered Pursuant to Section 12(g) of the Act:
                         Common Stock, without par value
                          Common Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        (1)   Yes   X                    No
                                  -----
                        (2)   Yes   X                    No
                                 -----

Indicate by check mark if disclosure of delinquent filers persuant to Item 405, Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the issuer's voting stock held by non-affiliates, as of December 1, 1997, was $29,070,655.00.

The number of shares of the registrant's common stock, without par value, outstanding as of December 1, 1997, was 1,627,767 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1997 are incorporated by reference into Part II.

Portions of the Proxy Statement for the 1998 Annual Meeting of the Shareholders are incorporated into Part I and Part III.


                            Exhibit Index on Page 51
                              Page one of 122 Pages

                                    MFB CORP.
                                    Form 10-K
                                      INDEX


PART I

Item 1.     Business                                                         1
Item 2.     Properties                                                      42
Item 3.     Legal Proceedings                                               43
Item 4.     Submission of Matters to a Vote of Security Holders             43
Item 4.5    Executive Officers of MFB                                       43

PART II

Item 5.     Market for Registrant's Common Equity and Related
                     Stockholder Matters                                    44
Item 6.     Selected Financial Data                                         45
Item 7.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    46
Item 7a.    Quantitative and Qualitative Disclosures about Market Risk
Item 8.     Financial Statements and Supplementary Data                     47
Item 9.     Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure                 47

PART III

Item 10.    Directors and Executive Officers of the Registrant              47
Item 11.    Executive Compensation                                          48
Item 12.    Security Ownership of Certain Beneficial Owners
                       and Management                                       48
Item 13.    Certain Relationships and Related Transactions                  48

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports
                       on Form 8-K                                          48
Signatures                                                                  50

Item 15.    Exhibit List                                                    51

                                     PART 1

Item 1.       Business.

General

     MFB Corp. ("MFB" or the "Holding Company") is an Indiana corporation organized in December, 1993 to become a unitary savings and loan holding company. MFB became a unitary savings and loan holding company upon the conversion of MFB Financial (formerly named Mishawaka Federal Savings, the "Bank", and together with MFB, the "Company") from a federal mutual savings and loan association to a federal stock savings bank on March 24, 1994.The principal asset of MFB consists of 100% of the issued and outstanding shares of common stock, $0.01 par value per share, of the Bank. The Bank began operations in Mishawaka, Indiana in 1889 under the name Mishawaka Building and Loan Association.

     MFB Financial directly, and indirectly through its service corporation subsidiary, offers a number of consumer and commercial financial services. These services include: (i) residential real estate loans; (ii) home equity and second mortgage loans; (iii) construction loans; (iv) commercial loans; (v) loans secured by deposits; (vi) NOW accounts; (vii) passbook savings accounts; (viii) certificates of deposit; (ix) consumer and commercial demand deposit accounts;
(x) individual retirement accounts; and (xi) a variety of insurance products and brokerage services through its service corporation subsidiary, Mishawaka Financial Services, Inc. MFB Financial provides these services through its five offices, three in Mishawaka, one in South Bend, and one in Goshen, Indiana. MFB Financial also operates a mortgage origination office in Elkhart, Indiana. MFB Financial's market area for loans and deposits primarily consists of St. Joseph and Elkhart counties.

     The Company's principal source of revenue is interest income from lending activities, primarily residential mortgage loans, and, to a lesser extent, residential construction loans. At September 30, 1997, $177.3 million, or 87.7% of the Company's total loan portfolio, including loans held for sale, consisted of mortgage loans on one-to four-family residential real property which are generally secured by first mortgages on the property. A large majority of the residential real estate loans originated by MFB Financial are secured by properties located in St. Joseph County.

     MFB Financial also makes commercial loans, consumer loans, and multi-family mortgage loans. Consumer loans include loans secured by deposits and home equity and second mortgage loans. Commercial loans include term loans and commercial lines of credit.

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

Lending Activities

     General. MFB Financial historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one-to four-family residential real property. These loans continue to be the major focus of MFB Financial's loan origination activities. MFB also offers home equity lines of credit and commercial loans. Management is currently evaluating other loan programs which may be added as business plans warrant.

     Residential Loans. Residential loans consist of one-to four-family loans. Pursuant to federal regulations, such loans must require at least semi-annual payments and be for a term of not more than 40 years, and, if the interest rate is adjustable, it must be correlated with changes in a readily verifiable index.

     A majority of the loans made by MFB Financial feature adjustable rates. A variety of programs are offered to borrowers. Some loans adjust monthly, a majority adjust on an annual basis after initial terms of one to ten years and others adjust each three years. Initial offering rates, adjustment caps and margins are adjusted periodically to reflect market conditions and provide diversity of the loan portfolio.

     MFB Financial also offers fixed-rate loans with a maximum term of thirty years. They are available for a variety of loan types, including first and second mortgages and purchases of residential building sites.

     MFB Financial normally requires private mortgage insurance on all conventional residential single-family mortgage loans with loan-to-value ratios in excess of 80%. The private mortgage insurance obligation may be eliminated when the principal balance of the loan is reduced below 75% of the original cost. MFB Financial generally will not lend more than 95% of the lesser of current cost or appraised value of a residential single-family property. Some equity lines of credit are originated at up to 100% loan-to-value with higher yields to compensate for potentially higher risk.

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

     Generally, construction loans are 12-month adjustable rate mortgage loans with interest calculated on the amount disbursed under the loan and payable on a monthly basis. Interest rates for such loans are generally tied to the National Prime Rate. A construction loan fee is also charged for these loans. MFB Financial normally requires a 80% loan-to-value ratio for its construction loans. Inspections are made in conjunction with disbursements under a construction loan, and the construction phase is generally limited to six months.

     Commercial Loans. Commercial real estate loans originated by federal savings associations are limited to 40% of their capital, and commercial loans unsecured by real estate may be made in amounts up to 20% of the savings association's total assets, provided that amounts in excess of 10% of total assets may be used only for small business loans. MFB Financial has established a commercial lending department focused on meeting the borrowing needs of small local businesses. Loans may be secured by real estate, equipment, inventory, receivables or other appropriate collateral. Terms vary and adjustable rate loans are generally indexed to the Wall Street Journal prime rate. Loans with longer amortization periods generally contain balloon payment provisions. Personal guarantees by business principals are generally required in order to manage risk on these loans. Commercial lending activity has allowed MFB Financial to diversify its balance sheet, increase market penetration and improve earnings.

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

    Origination, Purchase and Sale of Loans. MFB Financial currently originates its loans pursuant to its own underwriting standards and forms of documentation which are not in conformity with the standard criteria of the Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association
("FNMA"). If it desired to sell its loans, MFB Financial might therefore experience some difficulty selling such loans quickly in the secondary market. MFB Financial's adjustable rate mortgages vary from secondary market criteria because, among other things, MFB Financial does not use the standard loan form, does not require current property surveys in most cases, permits borrowers to make repayments which reduce subsequent payment obligations on loans and does not permit the conversion of those loans to fixed rate loans. However, steps have been taken to upgrade the loan origination system to allow new loans to more closely conform to secondary market documentation standards. This upgrade was completed in September 1997. In order to limit interest rate risk, build a servicing fee base and manage liquidity, MFB Financial intends to be in a position to sell loans in the future. Such sales will be on a service retained basis.

     MFB Financial confines its loan origination activities primarily in St. Joseph County and the surrounding area. A loan origination office was opened in Elkhart County in the fall of 1996. MFB's loan originations are generated from referrals from builders, developers, real estate brokers and existing customers, and limited newspaper and periodical advertising. All loan applications are processed and underwritten at MFB Financial's main office.

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

     MFB Financial generally requires appraisals on all property securing its loans and requires title insurance and a valid lien on its mortgaged real estate. Appraisals for residential real property are generally performed by an in-house appraiser who is a state-certified residential appraiser. From time to time, MFB Financial also uses the services of other certified residential appraisers who are not in-house. MFB Financial requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan. It also requires flood insurance to protect the property securing its interest if the property is in a flood plain. Tax and insurance payments are typically required to be escrowed by MFB Financial on new loans.

     Origination and Other Fees. MFB Financial realizes income from late charges, checking account service charges, safety deposit box rental fees, and fees for other miscellaneous services. MFB Financial charges application fees for most loan applications, but such are generally credited back to the customer upon the closing of the loan. If the loan is denied, MFB Financial retains a portion of the application fee. In order to attract adjustable rate mortgages, MFB Financial has originated most of its adjustable rate mortgages without charging points. However, borrowers from time to time wish to pay points and management negotiates rates on an individual basis. Late charges are generally assessed if payment is not received within a specified number of days after it is due. The grace period depends on the individual loan documents.

Non-Performing and Problem Assets

     All loans are reviewed by the Company on a regular basis and may be placed on a non-accrual status when the loans become contractually past due ninety days or more, depending on a case by case evaluation of the circumstances surrounding each loan. At the end of each month, delinquency notices are sent to all borrowers from whom payments have not been received. Contact by phone or in person is made, if feasible, to all such borrowers.

    When loans are sixty days in default, personal contact is made with the borrower to establish an acceptable repayment schedule. When loans are ninety days in default, contact is made with the borrower by an employee of MFB Financial after consultation with a Senior Loan Officer who attempts to establish an acceptable repayment schedule. Management is authorized to commence foreclosure proceedings for any loan upon making a determination that it is prudent to do so. All loans on which foreclosure proceedings have been commenced are placed on non-accrual status.

     Non-performing assets. At September 30, 1997, $261,000 or .10% of the Company's total assets, were non-performing assets (loans delinquent more than 90 days, non-accrual loans, real estate owned (REO") and troubled debt restructurings). At September 30, 1997, the Company had no impaired loans and there was no real estate acquired as a result of foreclosure, voluntary deed, or other means. Such real estate is classified by the Company as "real estate owned" or "REO" until it is sold. When property is so acquired, the value of the asset is recorded on the books of the Company at fair value. Interest accrual ceases when the collection of interest becomes doubtful. All costs incurred from the date of acquisition in maintaining the property are expensed.

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

     MFB Financial regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. For reasons such as low loan-to-value ratios, not all of the Company's non-performing assets constitute classified assets.

Allowance for Loan Losses

     The allowance for loan and lease losses is maintained through the provision for loan losses, which is charged to earnings. The provision is determined in conjunction with management's review and evaluation of current economic conditions (including those of MFB Financial's lending area), changes in the character and size of the loan and lease portfolio, delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan and lease portfolio. In management's opinion, MFB Financial's allowance for loan and lease losses is adequate to absorb anticipated future losses existing at September 30, 1997.

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

     The Company's investment portfolio consists of U.S. Treasury Bonds, U.S. government agency securities, mortgage-backed securities, equity securities and Federal Home Loan Bank ("FHLB") stock.

     Liquidity. Federal regulations require FHLB-member savings associations to maintain an average daily balance of liquid assets equal to a quarterly average of not less than a specified percentage of its net withdrawable savings deposits plus short-term borrowings. Liquid assets include cash, certain time deposits, certain bankers' acceptances, specified U.S. government, state or federal agency obligations, certain corporate debt securities, commercial paper, certain mutual funds, certain mortgage-related securities, and certain first lien residential mortgage loans. This liquidity requirement may be changed from time-to-time by the OTS to any amount within the range of 4% to 10%, and is currently 4%. Monetary penalties may be imposed for failure to meet this liquidity requirement. As of September 30, 1997, the Company had liquid assets of $33.6 million and a regulatory liquidity ratio of 17.0%.

Sources of Funds

     General. Deposits have traditionally been MFB Financial's primary source of funds for use in lending and investment activities. In addition to deposits, MFB Financial derives funds from scheduled loan payments, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the FHLB of Indianapolis may be used in the short-term to compensate for reductions in deposits or deposit inflows at less than projected levels. Historically, MFB Financial has rarely borrowed on a longer-term basis to support expanded activities or to assist in its asset/liability management. However, in 1996, the Bank instituted a capital leveraging strategy that involved the purchase of earning assets funded primarily with FHLB borrowings. This strategy has contributed to net earnings and helps improve the overall return on equity.

     Deposits. Deposits are attracted, principally from within St. Joseph and Elkhart counties, through the offering of a broad selection of deposit instruments including NOW and other transaction accounts, fixed-rate certificates of deposit, individual retirement accounts, and savings accounts. MFB Financial does not actively solicit or advertise for deposits outside of these counties. Substantially all of MFB Financial's depositors are residents of these counties. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. MFB Financial does not pay a fee for any deposits it receives.

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

     Borrowings. MFB Financial focuses on generating high quality loans and then seeks the best source of funding from deposits, investments or borrowings. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread or when the Bank desires additional capacity to fund loan demand.

    MFB Financial's borrowings consist mainly of advances from the FHLB of Indianapolis upon the security of a blanket collateral agreement of a percentage of unemcumbered loans. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. There are regulatory restrictions on advances from the Federal Home Loan Banks, See "Regulation--Federal Home Loan Bank System" and "--Qualified Thrift Lender." At September 30, 1997, MFB Financial had $ 47.5 million in Federal Home Loan Bank borrowings outstanding. MFB Financial does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

    With selected business entities, MFB Financial has entered into repurchase agreements. These agreements are all one day retail repurchase agreements, are accounted for as borrowings by the Bank, and are secured by certain investment securities of the Bank. At September 30, 1997, the Bank had $389,000 in repurchase agreements outstanding.

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

     MFB Financial's only subsidiary, Mishawaka Financial Services, Inc. ("Mishawaka Financial"), was organized in 1975 and currently is engaged in the sale of credit life, general fire and accident, car, home and life insurance, as agent to MFB Financial's customers and the general public. In addition, a range of investment and insurance related products is offered to customers through a contractual relationship established with Financial Network Investment Corporation (FNIC), a full service securities brokerage firm. During fiscal year 1997, Mishawaka Financial received approximately $144,000 in commissions versus approximately $113,000 in commissions received during fiscal year 1996. Since Mishawaka Financial conducts all of its activities as agent for its customers, MFB Financial is not required to deduct from its capital any portion of this investment. The consolidated statements of income of MFB included elsewhere herein include the operation of MFB Financial and Mishawaka Financial. All significant intercompany balances and transactions have been eliminated in the consolidation.

Employees

     As of September 30, 1997, MFB Financial employed 63 persons on a full-time basis and 23 persons on a part-time basis. None of MFB Financial's employees are represented by a collective bargaining group. Management considers its employee relations to be excellent.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     A. The following are the average balance sheets for the years ending September 30:

                                                         1997            1996          1995
                                                        Average         Average       Average
                                                      Outstanding     Outstanding   Outstanding
                                                        Balance         Balance       Balance
Assets:                                                             (In thousands)
Interest-earning assets:
     Interest-bearing deposits                           $   1,856    $   6,709    $   7,995
     Securities (1)                                         30,765       35,392       39,841
     Mortgage-backed securities (1)                         22,222       19,717       12,558
     Loans receivable (2)                                  175,761      133,670      118,735
     Stock in FHLB of Indianapolis                           1,783        1,303        1,223
                                                         ---------    ---------    ---------
         Total interest-earning assets                     232,387      196,791      180,352
Noninterest earning assets, net
  of allowance for loan losses                               4,663        3,792        3,517
                                                         ---------    ---------    ---------
              Total assets                               $ 237,050    $ 200,583    $ 183,869
                                                         =========    =========    =========

Liabilities and shareholders' equity:
Interest-bearing liabilities:
     Savings accounts                                    $  10,359    $   9,746    $   9,774
     NOW and money market accounts                          26,770       26,006       26,672
     Certificates of deposit                               126,202      113,570      106,556
     Borrowings                                             35,057        9,625           --
                                                         ---------    ---------    ---------
         Total interest-bearing liabilities                198,388      158,947      143,002

Other liabilities                                            5,388        4,229        2,838
                                                         ---------    ---------    ---------
     Total liabilities                                     203,776      163,176      145,840

     Shareholders' equity
         Common stock                                       14,015       19,064       20,527
              Treasury stock                                    (3)          --           --
              Retained earnings                             20,309       19,718       19,117
         Less common stock acquired by:
              Employee stock ownership plan                   (790)      (1,007)      (1,208)
              Recognition and retention plans                 (157)        (235)        (407)
              Net unrealized gain (loss) on securities
                available for sale                            (100)        (133)          --
                                                         ---------    ---------    ---------
         Total shareholders' equity                         33,274       37,407       38,029
                                                         ---------    ---------    ---------

         Total liabilities and shareholders' equity      $ 237,050    $ 200,583    $ 183,869
                                                         =========    =========    =========

--------------------------------------------------------------------------------

(1) Average outstanding balance reflects unrealized gain (loss) on securities available for sale.

(2) Total loans, including loans held for sale, less deferred net loan fees and loans in process.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

     B. The following tables set forth, for the years indicated, the condensed average balance of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average interest rates earned or paid thereon.


                                             --------Year Ended September 30, 1997-------
                                                  Average                    Average
                                                  Balance      Interest     Yield/Cost
                                                         (Dollars in thousands)
INTEREST-EARNING ASSETS
     Interest-bearing deposits                     $  1,856    $     96        5.17%
     Securities (1)                                  30,808       2,112        6.86
     Mortgage-backed securities (1)                  22,246       1,436        6.46
     Loans receivable (2)                           175,761      13,897        7.91
     Stock in FHLB of Indianapolis                    1,783         144        8.08
                                                   --------      ------

         Total interest-earning assets             $232,454      17,685        7.61
                                                   --------

INTEREST-BEARING LIABILITIES
     Savings accounts                              $ 10,359         278        2.68%
NOW and money market accounts                        26,770         773        2.89
     Certificates of deposit                        126,202       7,134        5.65
        Borrowings                                   35,057       1,972        5.63
                                                   --------      ------
         Total interest-bearing liabilities        $198,388      10,157        5.12
                                                   ========      ------

Net interest earning assets                        $ 34,066
                                                   ========

Net interest income                                            $  7,528
                                                               ========

Interest rate spread (3)                                                       2.49%

Net yield on average interest-earning assets (4)                               3.24%

Average interest-earning assets to
  average interest-bearing liabilities               117.17%

--------------------------------------------------------------------------------
(1) Average balance does not reflect unrealized gain (loss) on securities available for sale and yield is based on amortized cost.

(2) Total loans, including loans held for sale, less deferred net loan fees and loans in process.

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

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)


                                                                      --------Year Ended September 30, 1996-------
                                                                         Average                          Average
                                                                         Balance         Interest       Yield/Cost
                                                                                  (Dollars in thousands)
INTEREST-EARNING ASSETS
     Interest-bearing deposits                                        $      6,709    $        422         6.29%
     Securities (1)                                                         35,410           2,186         6.17
     Mortgage-backed securities (1)                                         19,920           1,225         6.15
     Loans receivable (2)                                                  133,670          10,246         7.67
     Stock in FHLB of Indianapolis                                           1,303             103         7.90
                                                                      ------------    ------------
         Total interest-earning assets                                $    197,012          14,182         7.20
                                                                      ============

INTEREST-BEARING LIABILITIES
     Savings accounts                                                 $      9,746             270         2.77%
     NOW and money market accounts                                          26,006             811         3.12
     Certificates of deposit                                               113,570           6,447         5.68
       Borrowings                                                            9,625             529         5.50
                                                                      ------------    ------------
         Total interest-bearing liabilities                           $    158,947           8,057         5.07
                                                                      ============    ------------

Net interest earning assets                                           $     38,065
                                                                      ============

Net interest income                                                                   $      6,125
                                                                                      ============

Interest rate spread (3)                                                                                   2.13%

Net yield on average interest-earning assets (4)                                                           3.11%

Average interest-earning assets to
  average interest-bearing liabilities                                      123.95%

--------------------------------------------------------------------------------
(1) Average balance does not reflect unrealized gain (loss) on securities available for sale and yield is based on amortized cost.

(2) Total loans, including loans held for sale, less deferred net loan fees and loans in process.

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

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

                                                                      --------Year Ended September 30, 1995-------
                                                                         Average                          Average
                                                                         Balance         Interest       Yield/Cost
                                                                                  (Dollars in thousands)
INTEREST-EARNING ASSETS
     Interest-bearing deposits                                        $      7,995    $        482         6.03%
     Securities                                                             39,841           2,300         5.77
     Mortgage-backed securities                                             12,558             692         5.51
     Loans receivable (1)                                                  118,735           8,816         7.42
     Stock in FHLB of Indianapolis                                           1,223              93         7.60
                                                                      ------------    ------------
         Total interest-earning assets                                $    180,352          12,383         6.87
                                                                      ============

INTEREST-BEARING LIABILITIES
     Savings accounts                                                 $      9,774             274         2.80%
     NOW and money market accounts                                          26,672             863         3.24
     Certificates of deposit                                               106,556           5,651         5.30
                                                                      ------------    ------------
         Total interest-bearing liabilities                           $    143,002           6,788         4.75
                                                                      ============    ------------

Net interest earning assets                                           $     37,350
                                                                      ============

Net interest income                                                                   $      5,595
                                                                                      ============

Interest rate spread (2)                                                                                   2.12%

Net yield on average interest-earning assets (3)                                                           3.10%

Average interest-earning assets to
  average interest-bearing liabilities                                      126.12%

--------------------------------------------------------------------------------
(1) Average balance does not reflect unrealized gain (loss) on securities available for sale and yield is based on amortized cost.

(2) Total loans, including loans held for sale, less deferred net loan fees and loans in process.

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


                                                Increase (Decrease) in
                                                  Net Interest Income
                                          -----------------------------------
                                          Total Net      Due to      Due to
                                           Change         Rate       Volume
                                                      (In thousands)
Year ended September 30, 1997 compared
  to year ended September 30, 1996
      Interest-earning assets
         Interest-bearing deposits         $  (326)     $   (64)     $  (262)
         Securities                            (74)         230         (304)
         Mortgage-backed securities            211           64          147
         Loans receivable                    3,651          332        3,319
         Stock in FHLB of Indianapolis          41            2           39
                                           -------      -------      -------
             Total                           3,503          564        2,939

      Interest-bearing liabilities
         Savings accounts                        8           (9)          17
         NOW and money market accounts         (38)         (61)          23
         Certificates of deposit               687          (27)         714
         Borrowings                          1,443           15        1,428
                                           -------      -------      -------
             Total                           2,100          (82)       2,182
                                           -------      -------      -------

Change in net interest income              $ 1,403      $   646      $   757
                                           =======      =======      =======


--------------------------------------------------------------------------------

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)


                                                                              Increase (Decrease) in
                                                                                Net Interest Income
                                                                --------------------------------------------------
                                                                   Total Net           Due to            Due to
                                                                    Change              Rate             Volume
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
                                                                 ===========       ===========       ============

--------------------------------------------------------------------------------

II.     INVESTMENT PORTFOLIO


     A. The following table sets forth the amortized cost and fair value of securities available for sale:

                                                               At September 30,
                          ---------------------------------------------------------------------------------------
                                      1997                           1996                          1995
                          ---------------------------     --------------------------    -------------------------
                           Amortized          Fair         Amortized        Fair          Amortized        Fair
                             Cost             Value          Cost           Value           Cost           Value
                                                              (In thousands)
Debt securities
     U.S. Government
       and federal
       agencies             $23,618           $23,720       $40,160       $40,207         $-               $-
     Mortgage-backed
       securities            15,589            15,579        24,473        24,074               --           --
                                              -------       -------       -------         --------         ----
                             39,207            39,299        64,633        64,281               --           --

Marketable equity
  securities                    300               329         2,494         2,482               --           --
                            -------           -------       -------       --------        --------         ----

                            $39,507           $39,628       $67,127       $66,763         $-               $-
                            =======           =======       =======       =======         ========         ====


The following table sets forth the amortized cost and fair value of securities held to maturity:

                                                               At September 30,
                          ---------------------------------------------------------------------------------------
                                      1997                           1996                          1995
                          ---------------------------     --------------------------      -----------------------
                           Amortized          Fair         Amortized        Fair          Amortized        Fair
                             Cost             Value          Cost           Value           Cost           Value
                                                              (In thousands)
Debt securities
     U.S. Government
       and federal
  agencies                    $-              $--             $-             $-             $40,117      $40,180
Mortgage-backed
     securities                --              --              -              -              11,905       11,524
                              ---             ---             --             --             -------      -------

                              $--             $--             $-             $-             $52,022      $51,704
                              ===             ===             ==             ==             =======      =======


     A. The following table sets forth the amortized cost and estimated market value of Federal Home Loan Bank (FHLB) stock:


                                                           At September 30,
                      -------------------------------------------------------------------------------------------
                                  1997                           1996                              1995
                      --------------------------       --------------------------      --------------------------
                                        Estimated                      Estimated                        Estimated
                         Amortized       Market         Amortized        Market         Amortized        Market
                           Cost           Value           Cost            Value           Cost            Value
                                                              (In thousands)
Other securities
FHLB stock, at
  cost                  $   2,400      $  2,400         $  1,336        $ 1,336         $  1,271          $1,271
                        =========      ========         ========        =======         ========          ======

     B. The maturity distribution and weighted average interest rates of debt securities available for sale, excluding mortgage-backed securities, are as follows:



                                              Amount at September 30, 1997, which matures in
                         -------------------------------------------------------------------------------------------
                                  One                     One to                    Five to
                              Year or Less               Five Years                Ten Years          Totals
                         ----------------------    ------------------------    ----------------  -------------------
                          Amortized    Fair         Amortized      Fair        Amortized  Fair   Amortized    Fair
                            Cost       Value          Cost         Value         Cost     Value    Cost       Value
                         ---------    ---------    ----------    ----------    -------   -------   -------   -------
                                                           (Dollars in thousands)
U.S. Government and federal
  agencies               $   4,190    $   4,208    $   16,081    $   16,138    $ 3,347   $ 3,374   $23,618   $23,720
                         =========    =========    ==========    ==========    =======   =======   =======   =======


Weighted average yield        6.68%                      6.81%                    7.24%               6.85%

     The  weighted  average  interest  rates are  based  upon  coupon  rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

C. Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no investments in securities of any one issuer which exceeded 10% of the shareholders' equity of the Company at September 30, 1997.

III.     LOAN PORTFOLIO

         A. The following table sets for the composition of MFB Corp.'s consolidated loan portfolio and mortgage-backed securities by loan type as of the dates indicated, including a reconciliation of gross loans receivable to net loans receivable after consideration of the allowance for loan losses, deferred net loan fees and loans in process:

                                             -----------------------------September 30,----------------------------------
                                                        1997                      1996                      1995
                                                            Percent                   Percent                     Percent
                                                              of                        of                          of
                                               Amount        Total       Amount        Total        Amount         Total
                                               ------        -----       ------        -----        ------         -----
                                                                                                   (Dollars in thousands)
Mortgage loans
     Residential(1)                          $ 177,269        87.73%   $ 143,751      92.87%      $ 119,720        97.60%
     Multi-family                                  130          .06          163        .10             189          .15
     Residential construction                    8,245         4.08        5,005       3.23           2,106         1.72

Consumer and other loans
     Home equity and second
       mortgage loans                            7,177         3.55        3,790       2.45             375          .30
       Commercial loans                          8,833         4.37          876        .57             206          .17
     Financing leases                              325          .16        1,125        .73              --        --
     Other                                          96          .05           83        .05              74          .06
                                               -------       ------      -------     ------         -------       ------
         Gross loans receivable(1)             202,075       100.00%     154,793     100.00%        122,670       100.00%
                                                             ======                  ======                       ======

Less
     Allowance for loan losses                    (370)                     (340)                      (310)
     Deferred net loan fees                       (653)                     (440)                      (370)
     Loans in process                             (117)                   (1,961)                      (809)
                                                ------                    ------                  ---------
         Net loans receivable(1)             $ 200,935                 $ 152,052                $   121,181

Mortgage-backed securities
     FHLMC certificates                      $   3,508                 $   5,013                $    11,905
     CMO - REMIC                                12,071                    19,061                         --
                                                ------                    ------                  ---------
         Net mortgage-backed securities      $  15,579                 $  24,074                $    11,905
                                             =========                 =========                  =========
Mortgage loans
     Adjustable rate                         $ 139,665        75.23%   $ 130,336      87.01%      $ 113,394        92.78%
     Fixed rate(1)                              45,980        24.77       19,459      12.99           8,827         7.22
                                               -------       ------      -------     ------         -------       ------
         Total(1)                            $ 185,645       100.00%   $ 149,795     100.00%      $ 122,221       100.00%
                                             =========       ======    =========     ======       =========       ======

 (1) Includes loans held for sale

                                             ---------------------September 30,--------------------
                                                         1994                      1993
                                                               Percent                     Percent
                                                                 of                          of
                                                Amount          Total       Amount          Total
                                                ------          -----       ------          -----
                                                               (Dollars in thousands)
Mortgage loans
     Residential(1)                          $ 113,770         97.25%    $ 107,168          97.87%
     Multi-family                                  192           .16           625            .57
     Residential construction                    2,213          1.89           848            .78

Consumer and other loans
     Home equity and second
       mortgage loans                              298           .26           256            .24
       Commercial loans                            443           .38           496            .45
     Financing leases                               --         --               --          --
     Other                                          69           .06           106            .09
                                               -------        ------       -------         ------
         Gross loans receivable(1)             116,985        100.00%      109,499         100.00%
                                                              ======                       ======

Less
     Allowance for loan losses                    (280)                       (250)
     Deferred net loan fees                       (447)                       (556)
     Loans in process                             (961)                       (481)
                                                  ----                        ----

         Net loans receivable(1)             $ 115,297                  $  108,212
                                             =========                  ==========

Mortgage-backed securities
     FHLMC certificates                      $  13,158                          $-
     CMO - REMIC                                    --                          --
                                             ---------                        ----
         Net mortgage-backed securities      $  13,158                        $  -
                                             =========                        ====

Mortgage loans
     Adjustable rate                         $ 110,853         95.06%    $ 102,837          94.23%
     Fixed rate(1)                               5,765          4.94         6,300           5.77
                                             ---------         -----     ---------          -----
         Total(1)                            $ 116,618        100.00%    $ 109,137         100.00%
                                             =========        ======     =========         ======

(1) Includes loans held for sale


     B. Loan Maturity. The following table sets forth certain information at September 30, 1997, regarding the dollar amount of loans maturing in MFB Corp.'s consolidated loan portfolio based on the date that final payment is due under the terms of the loan. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.



                                    Balance                     Due during years ended September 30,
                                  Outstanding                                   2001         2003           2008       2013
                               at September 30,                                  and          to             to         and
                                     1997         1998     1999      2000       2002         2007           2012      Following
                                     ----         ----     ----      ----       ----         ----           ----      ---------
                                                                                                     (In thousands)
Mortgage loans
      Residential   (1)              $177,269    $  356    $180      $1,644    $ 4,567      $ 9,517       $36,082     $124,923
      Multi-family                        130         -       -           -          -           88            42            -
      Residential construction          8,245     6,886       -           -          -            -           341        1,018

 Consumer and other loans
      Home equity
         and second mortgage            7,177        27     105           5      1,007        5,947            30           56
      Commercial loans                  8,833     1,807     234       1,423      4,623          551           195            -
         Financing leases                 325         -       -           -          -          325             -            -
      Other                                96        81       -           -          -            -             -           15
                                     --------    ------    ----      ------    -------      -------       -------     --------


      Total    (1)                   $202,075    $9,157    $519      $3,072    $10,197      $16,428       $36,690     $126,012
                                     ========    ======    ====      ======    =======      =======       =======     ========


The following table sets forth, as September 30, 1997, the dollar amount of all loans due after one year which have fixed interest rates and floating or adjustable interest rates.

                                                     Due After September 30, 1997
                                                               Variable
                                              Fixed Rates        Rates           Total
                                              -----------     -----------       ---------
                                                            (In thousands)
Mortgage loans
      Residential  (1)                        $    44,408     $   132,505       $ 176,913
      Multi-family                                     17             113             130
      Residential construction                      1,102             257           1,359

Consumer and other loans
      Home equity and second mortgage               1,005           6,145           7,150
         Commercial loans                           6,317             709           7,026
         Financing leases                             325               -             325
      Other                                             -              15              15
                                              -----------     -----------       ---------
      Total  (1)                              $    53,174     $   139,744       $ 192,918
                                              ===========     ===========       =========

     (1)  Includes loans held for sale

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

                                             At September 30,
                               1997      1996      1995      1994     1993
                               ----      ----      ----      ----     ----
                                           (Dollars in thousands)

Accruing loans delinquent
  more than 90 days            $261      $198      $308      $107      $223
Non-accruing loans(1)            --        --        --        --        --
Troubled debt
  restructurings                 --        --        --        --        --
                               ----      ----      ----      ----      ----
      Total non-performing
        loans                   261       198       308       107       223
Real estate owned, net           --        --        18        22        50
                               ----      ----      ----      ----      ----

      Total non-performing
        assets                 $261      $198      $326      $129      $273
                               ====      ====      ====      ====      ====

Non-performing loans to
  total loans, net (2)          .13%      .13%      .25%      .09%      .21%
Non-performing assets to
  total assets                  .10%      .09%      .17%      .07%      .16%

Management believes that the allowance for loan losses balance at September 30, 1997 is adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.



--------------------------------------------------------------------------------
(1) MFB Corp. generally places mortgage loans on a nonaccrual status when serious doubt exists as to their collectibility. At September 30, 1997, there were no loans on nonaccrual.

(2) Total loans, including loans held for sale, less deferred net loan fees and loans in process.

                2.    Potential Problem Loans

                      As of September 30, 1997, there are no loans where there are serious doubts as to the ability of the borrower to comply with present loan repayment terms, which may result in disclosure of such loans pursuant to Item III.C.1. Consideration was given to loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in Section 1 above. Management believes that these loans do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or management believes that these loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

                3.    Foreign Outstandings

                      None

                4.    Loan Concentrations

                      MFB Corp. historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. These loans continue to be the major focus of MFB Corp.'s loan origination activities, representing 91.81% of MFB Corp.'s total loan portfolio, including loans held for sale, at September 30, 1997.


         D.     Other Interest-Earning Assets

                There are no other interest-earning assets as of September 30, 1997 which would be required to be disclosed under Item III. C.1 or 2 if such assets were loans.

     IV.   SUMMARY OF LOAN LOSS EXPERIENCE

           A. The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions (including those of MFB Corp.'s lending area), changes in the characteristic and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, MFB Corp.'s allowance for loan losses is adequate to absorb anticipated future losses from loans at September 30, 1997.

                The  following  table  analyzes   changes  in  the  consolidated
allowance for loan losses during the past five years ended September 30, 1997.

                                             Years Ended September 30,
                                  1997      1996      1995      1994      1993
                                  ----      ----      ----      ----      ----
                                              (Dollars in thousands)
Balance of allowance at
  beginning of period             $340      $310      $280      $250      $ 58
Add
      Recoveries of loans
        previously charged-
        off--residential real
        estate loans                --        --        --        --        --
Less charge offs
      Residential real estate
        loans                       --        --        --        --        --
      Commercial loans              --        --        --        --        --
      Consumer loans                --        --        --        --        --
                                  ----      ----      ----      ----      ----
Net charge-offs                     --        --        --        --        --
Provisions for loan losses          30        30        30        30       192
                                  ----      ----      ----      ----      ----

Balance of allowance at
  end of period                   $370      $340      $310      $280      $250
                                  ====      ====      ====      ====      ====

Net charge-offs to total
  average loans out-
  standing for period               -%        -%        -%        -%        -%
Allowance at end of
  period to total loans, net
  at end of period (1)             .18%      .22%      .26%      .24%      .23%
Allowance to total non-
  performing loans at
  end of period                 141.76%   171.72%   100.65%   261.68%   112.11%


--------------------------------------------------------------------------------

(1) Total loans, including loans held for sale, less deferred net loan fees and loans in process.

          Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of MFB Corp.'s allowance for loan losses at the dates indicated.

                                                                       September 30,
                            --------------------------------------------------------------------------------------------------------
                                   1997                 1996                1995                 1994                   1993
                            -------------------  -------------------  ------------------   ------------------   --------------------
                                       Percent               Percent             Percent             Percent                Percent
                                      of loans              of loans            of loans            of loans                of loans
                                       in each               in each             in each             in each                in each
                                      category              category            category            category               category
                                      to total              to total            to total            to total               to total
                             Amount     Loans     Amount      Loans    Amount     Loans     Amount    Loans       Amount     Loans
                             ------     -----     ------      -----    ------     -----     ------    -----       ------     -----
                                                            (Dollars in thousands)
Balance at end of period
  applicable to

Residential(1)                $323      87.73%     $311      92.87%    $281      97.60%       $251     97.25%       $221     97.87%

Commercial loans                19       4.37         1        .57        1        .17           1       .38           1       .45

Multi-family                     1        .06         1        .10        1        .15           1       .16           1       .57

Residential construction         1       4.08         1       3.23        1       1.72           1      1.89           1       .78

Consumer loans(2)                1       3.76         1       3.23        1        .36           1       .32           1       .33

Unallocated                     25         --        25         --        25        --          25        --
                              ----     ------      ----     ------      ----    ------        ----    ------        ----    ------
    Total                     $370     100.00%     $340     100.00%     $310    100.00%       $280    100.00%       $250    100.00%
                              ====     ======      ====     ======      ====    ======        ====    ======        ====    ======



--------------------------------------------------------------------------------
(1)  Includes loans held for sale

(2) Includes home equity and second mortgage loans, financing leases, and other loans including, education loans and loans secured by deposits.

V.       DEPOSITS

        The average amount of deposits and average rates paid are summarized as follows for the years ended September 30:

                                                            1 9 9 7                     1 9 9 6                       1 9 9 5
                                                   -----------------------    ---------------------------    -----------------------
                                                       Average     Average         Average        Average        Average     Average
                                                       Amount       Rate           Amount          Rate          Amount       Rate
                                                                                   (Dollars in thousands)
         Savings accounts                          $    10,359      2.68%     $   9,746             2.77%     $   9,774       2.80%
         Now and money market accounts                  26,770      2.89         26,006             3.12         26,672       3.24
         Certificates of deposit                       126,202      5.65        113,570             5.68        106,556       5.30
         Demand deposits (noninterest-bearing)           1,274                      816                             839
                                                   -----------                  -------                       ---------

                                                   $   164,605                 $150,138                       $ 143,841
                                                   ===========                 ========                       =========

        Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at September 30, 1997 is summarized as follows:

                                                                 Amount
                                                             (In thousands)

         Three months or less                                $      1,980
         Over three months and through six months                   3,649
         Over six months and through twelve months                  7,485
         Over twelve months                                        11,778
                                                             ------------

                                                             $     24,892
                                                             ============

VI.      RETURN ON EQUITY AND ASSETS

         The  ratio  of  net  income  to  average   total   assets  and  average
shareholders' equity and certain other ratios are as follows:

                                                               September 30,
                                                    ----------------------------------
                                                      1997         1996         1995
                                                      ----         ----         ----
                                                           (Dollars in thousands)

        Average total assets                        $237,050     $200,583     $183,869
                                                    ========     ========     ========
        Average shareholders' equity                $ 33,274     $ 37,407     $ 38,029
                                                    ========     ========     ========
        Net income                                  $  2,002     $    975     $  1,236
                                                    ========     ========     ========
        Return on average total assets                   .84%         .49%         .67%
                                                    ========     ========     ========
        Return on average shareholders' equity          6.02%        2.61%        3.25%
                                                    ========     ========     ========
        Dividend payout ratio (dividends
          declared per share divided by net
          income per share)                            27.59%       12.24%           -%
                                                    ========     ========     ========
        Average shareholders' equity
          to average total assets                      14.04%       18.65%       20.68%
                                                    ========     ========     ========

VII.     SHORT-TERM BORROWINGS
         The following table sets forth the maximum month-end balance and average balance of FHLB advances and securities sold under agreements to repurchase at the dates indicated.

                                                                 Year Ended September 30,
                                                          ------------------------------------
                                                            1997          1996           1995
                                                          ------------------------------------
                                                                  (Dollars in Thousands)
  Maximum Balance:
  FHLB advances.........................................  $47,500       $29,500           ---
  Securities sold under agreements to repurchase........      389           ---           ---

  Average Balance:
  FHLB advances:........................................   34,960         9,625           ---
  Securities sold under agreements to repurchase........       97           ---           ---

  Average Rate Paid On:
  FHLB advances.........................................     5.64%         5.50%          ---
  Securities sold under agreements to repurchase........     4.25%          ---           ---


The following table sets forth the Bank's borrowings at the dates indicated:

                                                      Year Ended September 30,
                                                   ----------------------------
                                                     1997       1996      1995
                                                   ----------------------------
                                                      (Dollars in Thousands)
Amounts Outstanding
FHLB advances .................................... $47,500     $24,500      --
Securities sold under agreements to repurchase....     389          --      --

Weighted Average Interest Rate
FHLB advances ....................................    5.66%       5.53%     --
Securities sold under agreements to repurchase....    4.25%         --      --

                                   COMPETITION


     MFB Financial originates most of its loans to and accepts most of its deposits from residents of St. Joseph and Elkhart counties in Indiana.

     MFB   Financial  is  subject  to   competition   from   various   financial
institutions, including state and national banks, state and federal savings associations, credit unions, certain non-banking consumer lenders, and other companies or firms, including brokerage houses and mortgage brokers, that provide similar services in St.. Joseph County with significantly larger resources than MFB Financial. In total, there are 15 financial institutions located in Mishawaka, Indiana, including MFB Financial. These financial institutions consist of five commercial banks, three savings banks and seven credit unions. MFB Financial must also compete with banks and savings institutions in Elkhart and South Bend since media advertising from these cities reaches the Mishawaka community. MFB Financial also competes with money market funds with respect to deposit accounts and with insurance companies with respect to individual retirement accounts.

     Under current law, bank holding companies may acquire savings associations. Savings associations may also acquire banks and other savings associations under federal law and state law. To date, several bank holding company acquisitions of healthy savings associations in Indiana have been completed. Continued consolidation of financial institutions based in Indiana may also increase the competition faced by the Company.

     In addition, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana passed a law establishing interstate branching provisions for Indiana state-chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion and authorizes out-of-state banks meeting certain requirements to branch into Indiana by merger de novo expansion. The Indiana Branching Law became effective March 15, 1996 and provided that interstate mergers and de novo branches are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merge or establish de novo branches on a reciprocal basis. This new legislation may also result in increased competition for the Holding Company and the Bank.

     The primary factors influencing competition for deposits are interest rates, service and convenience of office locations. MFB Financial competes for loan originations primarily through the efficiency and quality of services it provides borrowers, builders and Realtors and through interest rates and loan fees it charges. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that are not readily predictable.

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

     The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Bank was as of June 10, 1996 . When these examinations are conducted by the OTS, the examiners may require the Company to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. Currently, the assessment rates range from .0172761% of assets for associations with assets of $67 million or less to .0045864% for associations with assets in excess of $35 billion. The Bank's OTS assessment for the fiscal year ended September 30, 1997, was approximately $66,000.

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

     The Bank is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirements of its own securities, and limitations upon other aspects of banking operations. In addition, the activities and operations of the Bank are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and anti-trust laws.

    The United States Congress is considering legislation that would require all federal savings associations, such as the Bank, to either convert to a national bank or a state-chartered financial institution by a specified date to be determined. In addition, under the legislation, the Holding Company likely would not be regulated as a savings and loan holding company, but rather as a bank holding company. The OTS would also be abolished and its functions transferred among the other federal banking regulators. Certain aspects of the legislation remain to be resolved and therefore no assurance can be given as to whether or in what form the legislation will be enacted or its effect on the Holding Company and the Bank.

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

Federal Home Loan Bank System

     The Bank is a member of the FHLB system, which consists of 12 regional banks. The federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member savings associations and other member financial institutions. The Bank is required to hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, .3% of its assets or 1/20 (or such greater fraction established by the FHLB) of outstanding FHLB advances, commitments, lines of credit and letters of credit. The Bank is currently in compliance with this requirement. At September 30, 1997, the Bank's investment in stock of the FHLB of Indianapolis was $2.4 million.

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

     All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. Eligible collateral includes first mortgage loans less than 60 days delinquent or securities evidencing interests therein, securities (including mortgage-backed securities) issued, insured or guaranteed by the federal government or any agency thereof, FHLB deposits and, to a limited extent, real estate with readily ascertainable value in which a perfected security interest may be obtained. Other forms of collateral may be accepted as over collateralization or, under certain circumstances, to renew outstanding advances. All long-term advances are required to provide funds for residential home financing and the FHLB has established standards of community service that members must meet to maintain access to long-term advances.

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

    Deposit accounts in the Bank are generally insured by the SAIF to a maximum of $100,000 for each insured depositor. As a condition to such insurance, the FDIC is authorized to issue regulations and, in conjunction with the OTS, conduct examinations and generally supervise the operations of its insured members. This supervision extends to a comprehensive regulatory scheme governing, among other things, the form of deposit instruments issued by savings associations, and certain aspects of their lending activities, including appraisal requirements, private mortgage insurance coverage and lending authority.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well-capitalized (i.e. a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) pay the lowest premium while institutions that are less than adequately capitalized (i.e. core or Tier 1 risk-based capital ratio of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi-annually.

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

     In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September, 1996. The legislation provided for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate was established at .657% of assessable deposits by the FDIC and the resulting assessment on the Bank of $955,000 was paid in November, 1996. This special assessment significantly increased noninterest expense and adversely affected the Company's results of operations for the year ended September 30, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations. " As a result of the special assessment, the Bank's annual deposit insurance premium for the year ended September 30, 1997 was reduced to approximately $147,000 based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

    Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980's. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective, October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates established by the FDIC to implement this requirement for all FDIC-insured institutions are a 6.3 basis point assessment on SAIF deposits and a 1.26 basis points assessment on BIF deposits until BIF insured institutions participate fully in the assessment.

Regulatory Capital

     Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common stockholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits), less nonqualifying intangibles. Under the tangible capital requirement, a savings bank must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights and purchased credit card relationships which may be included subject to certain limits) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings bank to account for the relative risks inherent in the type and amount of assets held by the savings bank. The risk-based capital requirement requires a savings bank to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories
(0-100%) with a credit risk-free asset such as cash requiring no risk-based capital and an asset with a significant credit risk such as a non-accrual loan being assigned a factor of 100%. At September 30, 1997, based on the capital standards then in effect, the Bank was in compliance with its fully phased-in capital requirements.

    The Comptroller of the Currency requires a minimum leverage ratio of 3% Tier 1 capital-to-total assets for the highest rated national banks, with an additional requirement of 100 to 200 basis points for all other national banks. Current law requires that the capital standards for savings associations be no less stringent than those applicable to national banks. Accordingly, the OTS has proposed revised capital regulations imposing a minimum core capital requirement of 3% for the highest rated savings associations, with an additional requirement of 100 to 200 basis points for all other savings associations. These regulations have not become effective and there can be no assurance as to whether, or in what form, such regulations will be adopted.

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

Prompt Corrective Action

     Certain regulatory action is mandated or recommended for savings associations that are deemed to be well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At each successively lower capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. OTS regulations define these capital levels as follows: (1) well-capitalized associations must have total risk-based capital of at least 10%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 6% and a leverage ratio of at least 5% and are not subject to any order or written directive of the OTS to maintain a specific capital level for any capital measure; (2) adequately capitalized associations are those that meet the regulatory minimum of total risk-based capital of 8%, core risk-based capital of 4% and a leverage ratio of 4% (except for institutions receiving the highest examination rating, in which case the requirement is 3%), but which are not well capitalized; (3) undercapitalized associations are those that do not meet the requirements for adequately capitalized associations, but that are not significantly undercapitalized; (4) significantly undercapitalized associations have total risk-based capital of less than 6%, core risk-based capital of less than 3% and a leverage ratio of less than 3%; and (5) critically undercapitalized associations are those with tangible capital of less than 2% of total assets. In addition, the OTS can downgrade an association's designation notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or if the institution is deemed to be in an unsafe or unsound condition. Each undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such
institution   will  be  subject  to  increased   monitoring   and  asset  growth
restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Significantly undercapitalized institutions must restrict the payment of bonuses and raises to their senior executive officers. Furthermore, a critically undercapitalized institution must be placed in conservatorship or receivership within 90 days after reaching such capitalization level, except under limited circumstances. It will also be prohibited from making payments on any subordinated debt securities without the prior approval of the FDIC and will be subject to significant additional operating restrictions. The Bank's capital at September 30, 1997, meets the standards for a well-capitalized association.


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

    A Tier 1 Institution could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the greater of
(a) 100% of its net income to date during the calendar year plus an amount that would reduce by one-half its "surplus capital ratio" at the beginning of the calendar year (the smallest excess over its capital requirements), or (b) 75% of its net income over the most recent four-quarter period. Any additional amount of capital distributions would require prior regulatory approval.

     The OTS has proposed revisions to these regulations which would permit savings associations to declare dividends in amounts which would assure that they remain adequately capitalized following the dividend declaration. Savings associations in a holding company system which are rated Camel 1 or 2 and which are not in troubled condition would need to file a prior notice with the OTS concerning such dividend declaration.

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

     HOLA generally prohibits a savings and loan holding company from (i) acquiring control of any other savings bank or savings and loan holding company or controlling the assets thereof without prior approval of the Director of the OTS, or from (ii) acquiring or retaining more than 5 percent of the voting shares of a savings bank or holding company thereof which is not a subsidiary. Additionally, under certain circumstances a savings and loan holding company is permitted to acquire, with the approval of the Director of the OTS, up to 15 percent of previously unissued voting shares of an under-capitalized savings bank for cash without that savings bank being deemed controlled by the holding company. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

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

     Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings bank subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the FHLB also apply). See "--Qualified Thrift Lender." At September 30, 1997, the Bank's asset composition was in excess of that required to qualify the Bank as a Qualified Thrift Lender.

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

Qualified Thrift Lender

    Under current OTS regulations, the QTL test requires that a savings bank have at least 65 % of its portfolio assets invested in "qualified thrift investments" on a monthly average basis in 9 out of every 12 months. Qualified thrift investments under the QTL test consist primarily of housing related loans and investments. Portfolio assets under the QTL test include all of an association's assets less (i) goodwill and other intangibles, (ii) the value of property used by the association to conduct its business, and (iii) its liquid assets as required to be maintained under law up to 20% of total assets.

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

     At September 30, 1997, 88.71% of the Bank's portfolio assets (as defined on that date) were invested in qualified thrift investment (as defined on that date), and therefore the Bank's asset composition was in excess of that required to qualify the Bank as a QTL. Also, the Bank does not expect to significantly change its lending or investment activities in the near future, and therefore expects to continue to qualify as a QTL, although there can be no such assurance.

Community Reinvestment Act Matters

     Under current law, ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") must be disclosed. The disclosure includes both a four-unit descriptive rating--using terms such as satisfactory and unsatisfactory--and a written evaluation of each institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. The FHLBs have established an "Affordable Housing Program" to subsidize the interest rate of advances to member associations engaged in lending for long-term, low-and moderate-income, owner-occupied and affordable rental housing at subsidized rates. The Bank is participating in this program. The examiners have determined that the Bank has a satisfactory record of meeting community credit needs governing the classification of assets of insured institutions consistent with the requirements.

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

     The consolidated federal income tax return filed by MFB has the effect of eliminating intercompany distributions, including dividends, in the computation of consolidated taxable income. Income of MFB generally would not be taken into account in determining the bad debt deduction allowed to the Bank, regardless of whether a consolidated tax return is filed. However, certain "functionally related" losses of MFB would be required to be taken into account in determining the permitted bad debt deduction, which, depending upon the particular circumstances, could reduce the bad debt deduction.

State Taxation

    The Bank is subject to Indiana's new Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by
Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

     MFB's state income tax returns have not been audited in the last five years.

Item 2.     Properties.

     At September 30, 1997, MFB Financial conducted its business from its main office at 121 South Church Street, Mishawaka, Indiana 46544, four full service branch offices and an additional loan origination office The main office and three branch offices in Mishawaka and South Bend are owned by MFB Financial, while the loan origination office in Elkhart and the Goshen branch office are leased.

     The following table provides certain information with respect to MFB Financial's offices as of September 30, 1997:

                                      Year             Approximate
Description and Address              Opened           Square Footage
Main Office
121 S. Church Street
Mishawaka, IN 46544                   1961                13,738

Branch Office
411 W. McKinley Ave.
Mishawaka, IN 46545                   1975                 4,800

Branch Office
402 W. Cleveland Rd.
Mishawaka, IN 46545                   1977                 2,540

Branch Office
2427 Mishawaka Ave.
South Bend, IN 46615                  1978                 2,600

Loan Origination Office
227 S. Main St.
Suite 110
Elkhart, In. 46516                    1996                   600

Branch Office
Wal*Mart Super Store
2304 Lincolnway East
Goshen, In. 46526                     1997                   500

     MFB Financial operates three automatic teller machines (ATMs), one at its McKinley branch, one at its Cleveland Road branch and the other at the Goshen branch. MFB Financial's ATMs participate in the nationwide CIRRUS ATM network.

     MFB Financial owns computer and data processing equipment which is used for transaction processing and accounting.

     MFB Financial also has contracted for the date processing and reporting services of BISYS, Inc. in Houston, Texas. The cost of these data processing services is approximately $24,000 per month.

Item 3.       Legal Proceedings.

     The Bank is involved in various legal actions arising in the normal course of its business. In the opinion of management, the resolutions of these legal actions are in the aggregate not expected to have a material adverse effect on the Company's results of operations.


Item 4.       Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of MFB's shareholders during the quarter ended September 30, 1997.


Item 4.5.       Executive Officers of MFB.

     Presented below is certain information regarding the executive officers of MFB and MFB Financial:

        Name                                    Position
     ------------------------    ----------------------------------------------
     Charles J. Viater           President and Chief Executive Officer of MFB
                                   and MFB Financial
     M. Gilbert Eberhart         Secretary of MFB and MFB Financial
     Steven F. Rathka            Senior Vice President of MFB Financial
     William L. Stockton, Jr.    Senior Vice President of MFB Financial
     Timothy C. Boenne           Vice President and Controller of MFB Financial
     Michael J. Portolese        Vice President of MFB   Financial



     Charles J. Viater (age 43) has served as President and Chief Executive Officer of MFB Financial since September 1, 1995. Previously, he served as Chief Financial Officer of Amity Bancshares and Executive Vice President of Amity Federal Savings in Tinley Park, Illinois.

     M. Gilbert Eberhart (age 63) has served as Secretary of MFB Financial since 1987 and of MFB since its organization. He is also a dentist based in Mishawaka.

      Steven F. Rathka (age 55) has been in the banking business since 1964. He joined MFB Financial in February, 1997, as Senior Vice President in charge of commercial lending.

     William L. Stockton, Jr. (age 50) serves as Senior Vice President of MFB Financial and has been in charge of residential lending operations at MFB Financial since 1992.

     Timothy C. Boenne (age 51) has served as Vice President and Controller of MFB Financial since 1992. Until 1992, he also served as Branch Manager for MFB Financial's McKinley Branch.

      Michael J. Portolese (age 46) has served as Vice President of MFB Financial since 1977. He also serves as MFB Financial's Retail Banking Administrator, Security Director and Compliance Coordinator.



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

     Quarter                                             Dividends
      Ended                 High Trade   Low Trade       Declared
-------------------         ----------   ---------      -----------
December 31, 1995            $16.25       $14.75           None
March 31, 1996                15.25        13.75           None
June 30, 1996                 14.75        13.75           None
September 30, 1996            19.00        13.75        $ .06/share
December 31, 1996             19.25        15.50        $ .08/share
March 31, 1997                19.75        16.63        $ .08/share
June 30, 1997                 19.75        18.75        $ .08/share
September 30, 1997            23.50        19.13        $ .08/share

     As of September 30, 1997, there were approximately 667 shareholders of record of MFB's Common Stock.

     Since MFB has no independent operations or other subsidiaries to generate income, its ability to accumulate earnings for the payment of cash dividends to its shareholders is directly dependent upon the earnings on its investment securities and ability of the Bank to pay dividends to MFB.

    Under OTS regulations, a converted savings bank may not declare or pay a cash dividend if the effect would be to reduce net worth below the amount required for the liquidation account created at the time it converted. In addition, under OTS regulations, the extent to which a savings bank may make a "capital distribution," which includes, among other things, cash dividends, will depend upon which one of three categories, based upon levels of capital, that a savings bank is classified. The Bank is now and expects to continue to be a "tier one institution" and therefore would be able to pay cash dividends to MFB during any calendar year up to 100% of its net income during that calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess over its fully phased-end capital requirements) at the beginning of the calendar year. Prior notice of any dividend to be paid by the Bank will have to be given to the OTS.

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

         On October 1, 1996, the Board of Directors of the Holding Company declared a dividend of one common share purchase right (a "Right" or "Rights") for each outstanding share of Common Stock. The dividend was paid to shareholders of record as of October 21, 1996. If and when the Rights become exercisable, each Right will entitle the registered holder to purchase from the Holding Company one share of Common Stock at a purchase price of $46.00 (the "Purchase Price"), subject to adjustment as described in the Rights Agreement between the Holding Company and Registrar and Transfer Company (the "Rights Agreement") which specifies the terms of the Rights. The Rights will be represented by the outstanding Common Stock certificates and the Rights cannot be bought, sold or otherwise traded separately from the Common Stock until the "Distribution Date," which is the earliest to occur of (i) 10 calendar days following a public announcement that a person or group (an "Acquiring Person") has (a) acquired beneficial ownership of 12% or more of the outstanding Common Stock or (b) become the beneficial owner of an amount of the outstanding Common Stock (but not less than 10%) which the Board of Directors determines to be substantial and which ownership the Board of Directors determines is intended or may be reasonably anticipated, in general, to cause the Holding Company to take actions determined by the Board of Directors to be not in the Holding Company's best long-term interests (an "Adverse Person"), or (ii) 10 business days following the commencement or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 30% or more of such outstanding Common Stock.

         The Rights have certain anti-takeover effects. The Rights may cause substantial dilution to a person or group that attempts to acquire the Holding Company or over 15% of the outstanding shares of the Company on terms not approved by the Board of Directors or the Holding Company, except pursuant to an offer conditioned on a substantial number of Rights being acquired. The Rights should not interfere with any merger or other business combination approved by the Board of Directors since the Rights may be redeemed by the Holding Company at $.01 per Right prior to the time that a person or group has acquired beneficial ownership of 12% or more of the Common Shares.


Item 6.       Selected Financial Data.

     The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Data of MFB Corp. and Subsidiary" on page 2 of MFB's Annual Report to Shareholders for its fiscal year ended September 30, 1997 (the "Annual Report").



Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

    The information required by this item is incorporated by reference to pages 3 through 14 of the Annual Report.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risks

    The OTS provides a Net Portfolio Value ("NPV") approach to the quantification of interest rate risk for thrift institutions such as MFB
Financial, (the "Bank"). This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheets contracts.

    The OTS issued a regulation which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an assumed 200 basis point change in interest rates is a decrease in the institution's NPV in an amount not to exceed two percent of the present value of its assets. Thrift institutions with greater than "normal" interest rate risk exposure must take a deduction from their total capital available to meet their risk-based capital requirement. The amount of that deduction is one half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal' level of exposure which is 2.00% of the present value of its assets. The regulation, however, will not become effective until the OTS evaluates the process by which thrift institutions may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed.

    Presented below, as of September 30, 1997, is an analysis of the Bank's interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 400 basis points, in accordance with OTS regulations. As illustrated in the table, the Bank's interest rate risk is more sensitive to rising rate changes than declining rates. This occurs primarily because, as rates rise, the market value of fixed-rate loans declines due to both the rate increases and slowing prepayments. When rates decline, the Bank does not experience a significant rise in market value for these loans because borrowers prepay at relatively higher rates. The value of the Bank's deposits and borrowings change in approximately the same proportion in rising and falling rate scenarios.

    Management reviews the OTS measurements and related peer reports on a quarterly basis. In addition to monitoring selected measures of NPV, management also monitors effects on net interest income resulting from increases or decreases in interest rates. This measure is used in conjunction with NPV measures to identify excessive interest rate risk.


                              At September 30, 1997

                             (Dollars in thousands)

               Change in
            Interest Rates
            (Basis Points)       $ Change          % Change

                 + 400 bp        $ (20,637)             (54)%
                 + 300 bp          (15,081)             (40)
                 + 200 bp           (9,528)             (25)
                 + 100 bp           (4,321)             (11)
                     0 bp                -                -
                 - 100 bp            2,638                7
                 - 200 bp            3,971               10
                 - 300 bp            5,424               14
                 - 400 bp            7,454               20


Item 8.       Financial Statements and Supplementary Data.

     MFB's Consolidated Financial Statements and Notes thereto contained on pages 15 through 45 of the Annual Report are incorporated by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.
                                    PART III


Item 10.       Directors and Executive Officers of the Registrant.

     The information required by this item with respect to directors is incorporated by reference to pages 2 through 4 of MFB's Proxy Statement for its 1998 Annual Shareholder Meeting (the "Proxy Statement"). Information concerning MFB's executive officers is included in Item 4.5 in Part 1 of this report. Information concerning compliance by such persons with Section 16(a) of the 1934 Act is incorporated by reference to page 11 of the Proxy Statement.

Item 11.      Executive Compensation

     The   information   required  by  this  item  with   respect  to  executive
compensation is incorporated by reference to pages 5 through 6 of the Proxy Statement.


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


                                     PART IV


Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following financial statements are incorporated by reference as part of this report:

                                                                   Pages in the
                                                                  Annual Report
                                                                 to Shareholders
     Financial Statements
      Report of Independent Auditors                                   15

     Consolidated Balance Sheets at September 30, 1997 and 1996        17

     Consolidated Statements of Income for the years ended             18
          September 30, 1997, 1996 and 1995

     Consolidated Statements of  Shareholders' Equity                  19
          for the years ended September 30, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the years ended         20
          September 30, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements                        22

(b)  MFB filed five Form 8-K reports during the year ended September 30, 1997.

 Date of report:      June 16, 1997

 Item  reported :     News   release   dated  June  16,   1997   regarding   the
                      announcement of its third quarter earnings and declaration of an $ .08 per share cash dividend, payable on August 12, 1997 to shareholders of record on July 29, 1997.

 Date of report:      April 18, 1997
 Item reported :      News release dated April 18, 1997 regarding second quarter earnings and the declaration of a $ .08 per share cash dividend payable on May 13, 1997 to holders of record on April 29, 1997.

 Date of report:      January 17, 1997
 Item reported :      News  release  dated   January  17,  1997   regarding  the
                      announcement of first quarter earnings.

 Date of report:      October 15, 1996
 Item reported :      News release  dated  October 15, 1996,  announcing  fourth quarter earnings and dividend declaration.

Date of report:       October 8, 1996
Item reported:        The Corporation's 5% stock repurchase program, adoption of a shareholders rights plan and SAIF assessment.

(c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page 51.

(d) All schedules are omitted as the required information either is not applicable or is included in the consolidated Financial Statements or related notes.

                                   SIGNATURES


     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant had duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                    MFB CORP.

     Date: December 23, 1997             By: /s/ Charles J. Viater
                                             ---------------------------------
                                             Charles J. Viater, President and
                                             Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 23rd day of December, 1997.


/s/ Charles J. Viater                        /s/ M. Gilbert Eberhart
--------------------------                   --------------------------
Charles J. Viater                            M. Gilbert Eberhart, Director
President, Chief Executive Officer
and Director
(Principal Executive Officer)

                                             /s/ Thomas F. Hums
                                             --------------------------
                                             Thomas F. Hums, Director


/s/ Timothy C. Boenne                        /s/ Jonathan E. Kintner
--------------------------                   --------------------------
Timothy C. Boenne                            Jonathan E. Kintner, Director
Vice President and Controller
(Principal Financial and Accounting
Officer)


                                             /s/ Michael J. Marien
                                             --------------------------
                                             Michael J. Marien, Director



                                             /s/ Marian K. Torian
                                             --------------------------
                                             Marian K. Torian,
                                             Chairman of the Board



                                             /s/ Reginald H. Wagle
                                             --------------------------
                                             Reginald H. Wagle, Director

                                  EXHIBIT LIST
Exhibit
Index
Page

 3(1) The Articles of Incorporation of the Registrant is incorporated by Reference to Exhibit 3(1) to the Registration Statement on Form S-1 (Registration No. 33-73098).

 3(2)    The Code of By-Laws of  Registration  is  incorporated  by reference to
         Item 7-Exhibit 3 of the October 15, 1995 Securities and Exchange Commission Form 8-K Report.

10(1) MFB Corp. Stock Option Plan is incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement in respect of its 1996 Annual Shareholder Meeting.*

10(2) Mishawaka Federal Savings Recognition and Retention Plans and Trusts are incorporated by reference to Exhibit B to the Registrant's definitive Proxy Statement in respect of its 1996 Annual Shareholder Meeting.*

10(3) Employment Agreement between Mishawaka Federal Savings and Charles J. Viater is attached hereto.

10(4)    Employment  Agreement  between Mishawaka Federal Savings and Timothy C.
         Boenne  is   incorporated   by  reference  to  Exhibit   10(8)  to  the
         Registration on Form S-1 (Registration No. 33-73098).*

10(5) Employment Agreement between Mishawaka Federal Savings and Michael J. Portolese is incorporated by reference to Exhibit 10(10) to the Registration Statement on Form S-1 (Registration No. 33-73098).*

10(6) Employment Agreement between Mishawaka Federal Savings and William L. Stockton, Jr. is incorporated by reference to Exhibit 10(11) to the Registration Statement on Form S-1 (Registration No. 33-73098).*

10(7) MFB Corp. 1997 Stock Option Plan is incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement in respect of its January, 1998 Annual Shareholder Meeting.*

11       Statement regarding computation of earnings per share (**)

13       Shareholder Annual Report, incorporated by reference.

                                                                           Page

21 Subsidiaries of the Registrant is incorporated by reference to Exhibit 22 to the Registration Statement on Form S-1 (Registration No. 33-73098).

23       Consent of Crowe, Chizek and Company LLP.

27       Financial Data Schedule













* Management contracts and plans required to be filed as exhibits are included as Exhibits 10(1)-10(6).

** See Note 1 of Notes to Consolidated Financial Statements, incorporated by reference. Shareholder Annual Report, included as Exhibit 13.