Form 10-Q
period 1997-12-31
MFB CORP
filed 1998-02-12
CIK 916396

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997


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

            (1)   Yes   X                            No
            (2)   Yes   X                            No

The number of shares of the registrant's common stock, without par value, outstanding as of December 31, 1997 was 1,626,767.

                           MFB CORP. AND SUBSIDIARY
                                   FORM 10-Q

                                     INDEX


                                                                   PAGE NO.

PART I.  FINANCIAL INFORMATION                                        3

 Item 1.  Financial Statements                                        3

    Consolidated Balance Sheets, (Unaudited)
    December 31, 1997 and September 30, 1997 			      3

    Consolidated Statements of Income, (Unaudited)
    Three months ended December 31, 1997 and 1996                     4

    Consolidated Statements of Changes in Shareholders' Equity,
    (Unaudited) Three months ended December 31, 1997 and 1996         5

    Consolidated Statements of Cash Flows, (Unaudited)
    Three months ended December 31, 1997 and 1996                     6

    Notes to Unaudited Consolidated Financial Statements
     December 31, 1997                                                8

 Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations          9

PART II.  OTHER INFORMATION                                           13

 Items 1-6.                                                           13

 Signatures                                                           14

                           MFB CORP. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                   December 31, 1997 and September 30, 1997
                                (In thousands)

                                                    December 31, September 30,
                                                        1997           1997

ASSETS
Cash and due from financial institutions            $   2,339       $  2,906
Interest-bearing deposits in other financial
  institutions - short-term                            12,929          6,576
   Cash and cash equivalents                        $  15,268       $  9,482
Interest- bearing time deposits in other financial
 institutions                                              -               -
Securities available for sale                          34,476         39,628
Federal Home Loan Bank (FHLB) stock, at cost            2,675          2,400
Loans held for sale,  net of unrealized losses
of $-0-                                                 5,850         12,671
Loans receivable, net of allowance for loan losses    202,351        188,264
Accrued interest receivable                               600            719
Premises and equipment, net                             2,762          2,613
Other assets                                              115            144

   Total assets                                   $   264,097    $   255,921

LIABIILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Noninterest-bearing demand deposits            $     2,356    $     2,047
   Savings, NOW and MMDA deposits                      39,631         38,130
   Other time deposits                                131,444        131,710
      Total deposits                                  173,431        171,887
   Securities sold under agreements to repurchase       1,695            389
   FHLB advances                                       53,500         47,500
   Advances from borrowers for taxes and insurance        905          1,854
   Accrued expenses and other liabilities               1,031            741
      Total liabilities                               230,562        222,371

Shareholders' equity
   Common stock                                   $    13,174    $    13,108
   Treasury Stock                                      (1,433)         ( 889)
   Retained earnings - substantially restricted        22,409         22,038
   Net unrealized  appreciation (depreciation) on
    securities available  for sale, net of tax             91             73
   Unearned Employee Stock Ownership Plan (ESOP) Shares  (610)          (665)
   Unearned Recognition and Retention Plan (RRP) Shares   (96)          (115)
      Total shareholders' equity                       33,535         33,550

       Total liabilities and shareholders' equity  $  264,097    $   255,921










   See accompanying notes to (unaudited) consolidated financial statements.
                                    3

                           MFB CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 Three months ended December 31, 1997 and 1996
                                (In thousands)
                                                           Three Months Ended
                                                        December 31,
                                                        1997    1996
     INTEREST INCOME
        Loans receivable
           First mortgage loans                      $  3,581 $ 2,957
           Consumer and other loans                       192     104
           Financing leases and commercial loans          269      61
        Securities  - taxable                             651     949
        Other interest-earning assets                     126      36
                                                        4,819   4,107
     INTEREST EXPENSE
        Deposits                                        2,124   2,008
        Securities sold under agreements to repurchase      6      -
        FHLB advances                                     689     331
                                                        2,819   2,339
     NET INTEREST INCOME                                2,000   1,768

     PROVISION FOR LOAN LOSSES                             15       7

     NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                                   1,985   1,761

     Noninterest income
          Insurance commissions                            39      37
          Brokerage commissions                             5       -
          Net realized gains from sales of securities
           available for sale                               8       4
          Net realized gains from sales of loans           17       -
          Other                                            96      72
                Total noninterest income                  165     113

     Noninterest expense
          Salaries and employee benefits                  770     606
          Occupancy and equipment expense                 161     125
          SAIF deposit insurance premium                   26      89
          Other  expense                                  321     264
             Total noninterest expense                  1,278   1,084

     INCOME BEFORE INCOME TAXES                           872     790

     Income tax expense                                   370     314

     NET INCOME                                       $   502  $  476

     Basic Earnings per common share                  $  0.32  $ 0.28

     Diluted Earnings per common share                $  0.30  $ 0.27

   See accompanying notes to (unaudited) consolidated financial statements.

                           MFB CORP. AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                 Three months ended December 31, 1997 and 1996
                                (In thousands)

       								 		  Net Unrealized
         							     		   Depreciation
                                                               Unearned  Unearned  on Securities             Total
                                             Common  Retained     ESOP       RRP    Available-   Treasury  Shareholders'
                                              STOCK  EARNINGS    SHARES    SHARES    FOR-SALE      STOCK     EQUITY

THREE MONTHS ENDED DECEMBER 31, 1996
Balance-October 1, 1996                      $ 18,316 $ 20,589   $( 894)  $( 192)      $( 220)    $   -     $ 37,599
Effect of contribution to fund ESOP                -         -       50       -            -          -           50
Market adjustment of ESOP shares committed
 to be released                                   37         -         -      -            -          -           37
Amortization of RRP contribution                   -         -         -      19           -          -           19
Issuance of 2500 shares of common stock -
 exercise of stock option                         25         -         -      -            -          -           25
Purchase and retirement of 199,963 shares
 of common stock                              (3,734)        -         -      -            -          -       (3,734)
Cash dividends declared -$.08/share                -      (143)        -      -            -          -         (143)
Net change in unrealized appreciation on
 securities available-for-sale, net of tax         -         -         -      -           143         -          143
Net income for the three months ended
 December 31, 1996                                 -       476         -      -            -          -          476

Balance at December 31, 1996                 $ 14,644 $ 20,922   $ (844) $  (173)     $  ( 77)   $     -    $ 34,472

THREE MONTHS ENDED DECEMBER 31, 1997
Balance-October 1, 1997                      $ 13,108 $ 22,038   $( 665)  $( 115)      $   73    $   (889)  $ 33,550
Effect of contribution to fund ESOP                -         -       55        -            -          -          55
Market adjustment of  19,513 ESOP shares
 committed to be released                          66        -        -        -            -          -          66
Amortization of RRP contribution                   -         -        -       19            -          -          19
Purchase  of  23,800  shares of treasury stock     -         -        -        -            -        (544)      (544)
Cash dividends declared -$.08/share                -      (130)       -        -            -          -        (130)
Net change in unrealized appreciation
 (depreciation) on securities available-for-sale
   net of tax                                      -         -        -        -           17          -          17
Net income for the three months ended
 December 31, 1997                                 -       502        -        -            -          -         502

Balance at December 31, 1997                 $ 13,174 $ 22,410   $ (610)  $  (96)      $   90    $ (1,433)  $ 33,535

  See accompanying notes to  (unaudited ) consolidated financial statements.

                           MFB CORP. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 Three months ended December 31, 1997 and 1996
                                (In thousands)

                                                                       Three Months Ended
                                                                    December 31
                                                                 1997       1996
  CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                 $   502    $   476
   Adjustments to reconcile net income to net
   cash provided by operating activities
   Depreciation and amortization, net of accretion                 60        191
   Amortization of  RRP contribution                               19         19
   Provision  for loan losses                                      15          7
   Market adjustment of ESOP shares                                65         37
   ESOP  expense                                                   55         50
   Net realized gains from sales of securities available for sale ( 8)        (4)
   Proceeds from sale of loans held for sale                    6,426          -
   Net realized gains from sale of loans held for sale            (17)         -
   Net change in:
           Accrued interest receivable                            118        146
           Other assets                                            29        369
           Accrued expenses and other liabilities                 279       (865)
             Total adjustments                                  7,041        (50)
               Net cash  from operating activities              7,543        426


  CASH FLOWS FROM INVESTING ACTIVITIES
   Net change in loans receivable                             (13,690)   (13,744)
   Purchase of:
           Securities available-for-sale                       (9,410)    (7,461)
           FHLB stock                                            (275)         -
           Premises and equipment, net                           (225)      (301)
   Proceeds from:
           Maturities of securities available for sale          9,912     10,300
           Principal payments of mortgage-backed and related
            securities                                          1,777        433
           Sales of securities available for sale               2,926     12,119
           Net change in interest-bearing time deposits in
            other financial institutions                            -        297
              Net cash from investing activities               (8,985)     1,643

















                                   (CONTINUED)
                                     6

                           MFB CORP.  AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 Three months ended December 31, 1997 and 1996
                                (In thousands)


                                                        Three  Months Ended
                                                            December 31,
                                                           1997      1996
  CASH  FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                                1,544      2,612
    Net change in securities sold under
     agreements to repurchase                             1,306          -
    Net change in advances from borrowers for
     taxes and insurance                                   (949)      (983)
    Proceeds from stock option exercise                       -         25
    Purchase of MFB Corp. common stock                     (544)    (3,734)
    Net proceeds from Federal Home Loan Bank advances     6,000        500
    Cash dividends paid                                    (130)      (143)
       Net cash from  financing activities                7,227     (1,723)


  Net change in cash and cash equivalents                 5,785        346

  Cash and cash equivalents at beginning of period        9,483      1,734

  Cash and cash equivalents at end of period           $ 15,268    $ 2,080



   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for
           Interest on deposits                           $  2,781 $ 2,327
           Income taxes                                         57      44



















    See accompanying notes to (unaudited) consolidated financial statements

                           MFB CORP. AND SUBSIDIARY
            NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997

NOTE 1 - BASIS OF PRESENTATION  AND ACCOUNTING POLICIES

NATURE OF OPERATIONS: MFB Corp. is an Indiana corporation organized in December, 1993, to become a unitary savings and loan holding company. MFB Corp. became a unitary savings and loan holding company upon the conversion of Mishawaka Federal Savings (the "Bank") from a federal mutual savings and loan association to a federal stock savings bank in March, 1994. On November 1, 1996, the Bank officially changed its name to MFB Financial. MFB Corp. is the sole shareholder of the Bank. MFB Corp. and the Bank (collectively referred to as the "Company") conduct business from their main office in Mishawaka, Indiana, and five branch locations in St. Joseph and Elkhart Counties of Indiana. The Bank offers a variety of lending, deposit and other financial services to its retail and commercial customers. The Bank's wholly-owned subsidiary, Mishawaka Financial Services, Inc., is engaged in the sales of credit life, general fire and accident, car, home, and life insurance as agent for the Bank's customers and the general public.

BASIS OF PRESENTATION: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of December 31, 1997 and September 30, 1997, and the consolidated statements of income for the three months ended December 31, 1997 and 1996, and the consolidated statements of changes in shareholders' equity and the consolidated statements of cash flows for the three months ended December 31, 1997 and 1996. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the three months ended December 31, 1997 is not necessarily indicative of the results that may be expected for the full year.



NOTE 2 - EARNINGS PER COMMON SHARE

Earnings per common share is computed under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which was adopted retroactively by the Company on October 1,1997. At December 31, 1997 and 1996, the Company had 61,032 and 90,767 unallocated ESOP shares, and 15,400 and 23,100 nonvested RRP shares, which are excluded from the weighted average number of shares outstanding. Basic earnings per common share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per common share further assumes issues of any dilutive common shares.

The computations for Basic Earnings per common share and Diluted Earnings per common share for the periods ended December 31, 1997 and 1996 are presented below.


                                                              PERIOD ENDED
                                                               DECEMBER 31,
                                                             1997      1996
       BASIC EARNINGS PER COMMON SHARE
       Net income available to common shareholders       $ 502,420  $ 475,774


       Weighted average common shares outstanding        1,558,520  1,718,236


         Earnings Per Common Share                       $     .32  $     .28




     EARNINGS PER COMMON SHARE ASSUMING DILUTION

           Net income available to common shareholders    $502,420     $475,774

           Weighted average common shares outstanding    1,558,520    1,718,236


           Add: dilutive effects of assumed exercises:
                  Incentive stock options                   69,521       46,665
                  Non-qualified stock options	            20,589       14,921
                  Recognition and Retention plan shares      9,154        8,094


           Weighted average common and dilutive
           potential common shares outstanding           1,657,784    1,787,916

     EARNINGS PER COMMON SHARE
      ASSUMING DILUTION                                  $     .30    $     .27




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The principal business of MFB Financial (the "Bank") has historically consisted of attracting deposits from the general public and making loans secured by residential and other real estate. The Bank is significantly affected by prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors, including interest rates paid on competing investments, account maturities, fee structures, and level of personal income and savings. Lending activities are influenced by the demand for and supply of housing lenders, the availability and cost of funds and various other items. Sources of funds for lending activities of the Bank include deposits, borrowings, payments on loans and income provided from operations. The Company's earnings are primarily dependent upon the Bank's net interest income, the difference between interest income and interest expense.


                                    9
Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on such loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on such deposits and borrowings. The Company's earnings are also affected by the Bank's provisions for loan and real estate losses, service charges, income from subsidiary activities, operating expenses and income taxes.


LIQUIDITY

Liquidity relates to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash, deposits with other financial institutions, overnight interest-bearing deposits in other financial institutions and securities, excluding FHLB stock. These assets are commonly referred to as liquid assets. Liquid assets were $49.7 million as of December 31, 1997 compared to $49.1 million as of September 30, 1997. This $632,000 increase was primarily due to a $5.8 million increase in cash and interest-bearing deposits in other financial institutions, offset by a $5.2 million decrease in securities available for sale. Management believes the liquidity level of $49.7 million as of December 31, 1997 is sufficient to meet anticipated liquidity needs.

A standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings and borrowings due within one year. The minimum required ratio is currently set by Office of Thrift Supervision regulation at 4%, and, at December 31, 1997, the Bank's liquidity ratio was 16.71%. Therefore, the Bank's liquidity is well above the minimum regulatory requirements.

The Company uses its liquidity mainly to fund existing and future loan commitments, to fund deposit withdrawals, to invest in securities, and to meet operating expenses. At December 31, 1997, the Company had commitments to fund loan originations with borrowers totaling $27.5 million (including $14.2 million in available consumer and commercial lines of credit) . Management believes that loan repayments and other sources of funds will be adequate to meet the Company's liquidity needs.

The cash flow statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the changes in the cash flow statements for the three months ended December 31, 1997 and 1996 follows.

During the three months ended December 31, 1997, net cash increased $5.8 million from $9.5 million at September 30, 1997 to $15.3 million at December 31, 1997.

The Company experienced a $7.5 million net increase in cash from operating activities for the period ended December 31, 1997, compared to a $426,000 net increase for the period ended December 31, 1996. The increase in the most recent period was primarily attributable to $6.4 million in proceeds from the sale of mortgage loans, $502,000 in net income during the period and a $279,000 increase in accrued expenses and other liabilities due to adjusting the federal and Indiana current and deferred tax payable accounts to the actual tax accruals. The Company experienced a net increase in cash from operating activities of $426,000 during the three months ended December 31, 1996. This increase was primarily due to $476,000 in net income for the period and increases in other assets offsetting the $865,000 decrease in accrued expenses resulting from the payment during the quarter of the one time Savings Association Insurance Fund assessment of $955,000.

The $9.0 million net decrease in cash from investing activities during the three months ended December 31, 1997 is primarily related to the $13.7 million increase in loan originations exceeding principal payments and the $9.7 million purchase of securities and FHLB stock, offset by sales and maturities of securities totaling $12.9 million and $1.8 million of mortgage-backed securities principal payments. During the three months ended December 31, 1996, net cash provided by investing activities was $1.6 million, resulting primarily form the $2.8 generated from normal maturities of securities exceeding reinvestments and the $12.1 million in proceeds from the sale of securities, partially offset by the net increase in loan receivables of $13.8 million.
                                   10
Financing activities generated net cash of $7.2 million for the period ending December 31, 1997. The net cash was provided primarily from $6.0 million in net new FHLB advances, net deposit increases of $1.5 million, and net increases of securities sold under agreements of $1.3 million, offset by net changes of $949,000 in funds held for borrower's due to payments of taxes, $544,000 to repurchase the Company's stock and cash dividend payments of $130,000 during the quarter. Net cash used in financing activities was $1.7 million for the three months ended December 31, 1996 as $3.7 million in MFB Corp. common stock was repurchased, $1.0 million in escrow payments for borrower's taxes and insurance were disbursed and $143,000 in cash dividends were paid during the quarter. $2.6 million in net deposits and $500,000 in additional FHLB advances were used to fund the investing activities discussed above.


CAPITAL RESOURCES

Total shareholders' equity decreased from $33.6 million as of September 30, 1997 to $33.5 million as of December 31, 1997 mainly as a result of the Company's repurchase of 23,800 shares of outstanding common stock at a cost of $544,000 and the payment of cash dividends of $130,000 during this period, partially offset by $502,000 in net income for the same period.

Federal regulations require savings banks to have minimum regulatory tangible capital equal to 1.5% of total assets, a 3% core capital ratio and an 8.0% risk-based capital ratio. At December 31, 1997, the Bank meets the regulatory tangible capital, core capital and risk-based capital requirements. Tangible capital was $32.5 million or 12.3% of total bank assets, core capital was $32.5 million or 12.3% of total bank assets and risk-based capital was $32.9 million or 24.7% of risk-based bank assets.

As of December 31, 1997, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.


MATERIAL CHANGES IN FINANCIAL CONDITION

DECEMBER 31, 1997 COMPARED TO SEPTEMBER 30, 1997

Total assets increased $8.2 million from $255.9 million as of September 30, 1997 to $264.1 million as of December 31, 1997.

Net loans increased by $7.3 million from $200.9 million at  September  30, 1997
to  $208.2  million   at  December  31, 1997 due to loan originations exceeding
principal payments by approximately $13.7 million, offset by the proceeds received from first mortgage loan sales of $6.4 million. The loans sold were fixed rate loans with remaining maturities greater than fifteen years. Loan sales are conducted from time to time in an effort to manage interest rate risk and to generate servicing fee income. Securities available for sale decreased during this same period from $39.6 million at September 30, 1997 to $34.5 million at December 31, 1997 due primarily to maturities, sales and principal payments exceeding purchases by $5.2 million during the period. As indicated above, the net loan growth has been funded in part by the decrease in securities available for sale, along with additional borrowings through the Federal Home Bank advances.

Total liabilities increased from $222.4 million at September 30 , 1997 to $230.6 million at December 31, 1997. Significant liability changes included the addition of $1.8 million in savings , NOW and MMDA deposits, increased securities sold under agreements to repurchase of $1.3 million, and net new FHLB advances of $6.0 million. Enhancement of our deposit based product offerings and emphasis on core relationships and quality
                                   11
service has contributed to the deposit and repurchase increases. Advances from borrowers for taxes and insurance decreased $949,000 due to the payment of borrower's taxes in November.

The $53.5 million of Federal Home Loan Bank advances have a weighted average interest rate of 5.66% and mature in five years or less. The one-day retail repurchase agreements totaled $1.7 million at December 31, 1997 and had a weighted average interest rate of 4.25%.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1996

The Company's consolidated net income for the three months ended December 31, 1997 was $502,000 compared with $476,000 for the three months ended December
31, 1996,   an increase of  5.5%

Net interest income after provision for loan losses for the most recent three month period totaled $2.0 million compared to $1.8 million for the same period one year ago. During the three months ended December 31, 1997 total interest income increased by $712,000 compared to the same period one year ago, primarily as a result of a $28.9 million increase in first mortgage loan receivables and a $13.6 million increase in commercial and consumer loan receivables. This continued the Bank's efforts to redeploy assets from relatively lower earning investments into the Bank's loan portfolio. Total interest expense increased $480,000 reflecting the growth in both savings account deposits and borrowed funds.

Noninterest income increased from $113,000 for the three months ended December 31, 1996 to $165,000 for the most recent three month period, while noninterest expense increased from $1.1 million to $1.3 million for the comparable periods. The $52,000 noninterest income increase is primarily related to gains realized on the sale of mortgage loans during the period, servicing income retained on those sold loans, and fees generated through increased deposit account relationships and additional services offered to the bank's customers. The noninterest expense increases are primarily attributable to increased compensation and building expenses during the quarter ended December 31, 1997.


SUPPLEMENTAL INFORMATION

The Company continues to maintain asset quality that compares favorably to its industry peer group. The ratio of nonperforming assets to total assets as of December 31, 1997 was .09% compared to .02% as of December 31, 1996.

                           MFB CORP. AND SUBSIDIARY
                                   FORM 10-Q

                          PART II - OTHER INFORMATION
Item 1. Legal Proceedings.

      None

Item 2. Changes in Securities.

      None

Item 3. Defaults Upon Senior Securities.

      None

Item 4. Submission of Matters to a Vote of Security Holders.

      (a) The Annual Meeting of Shareholders was held on January 20, 1998.

          (b) Each of the persons named in the proxy statement as a nominee for director was elected.

      (c) The following are the voting results on each of the matters which were submitted to the shareholders:

                               FOR             AGAINST         ABSTAIN      NON-VOTE
Election of Directors:
 Reginald Wagle             1,395,005           12,400
 Marian K. Torian           1,396,380           13,775

Appointment of Crowe Chizek
& Co. as auditors for 1997. 1,401,970            3,750           3,060

Approval of the MFB 1997
Stock Option Plan             958,590          201,605           7,570      241,015

The text of the matters referred to under this Item 4 is set forth in the proxy statement dated December 15, 1997 previously filed with the Securities and Exchange Commission, and is incorporated herein by reference.

Item 5. Other Information.

      None

Item 6. Exhibits and Reports on Form 8-K

      (a) MFB Corp. filed one Form 8-K reports during the quarter ended December 31, 1997.
                Date of report: October  22, 1997
                Items reported: News release dated October 20, 1997 regarding the announcement of  fourth quarter earnings

                                News release dated October 22, 1997 regarding the declaration of a $ .08 per share cash dividend payable on November 18, 1997 to holders of record on November 4, 1997.

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