Form 10-Q
period 1998-03-31
MFB CORP
filed 1998-05-14
CIK 916396

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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

            (1)   Yes   X                            No
            (2)   Yes   X                            No

The number of shares of the registrant's common stock, without par value, outstanding as of March 31, 1998 was 1,651,767.

                           MFB CORP. AND SUBSIDIARY
                                   FORM 10-Q

                                     INDEX


                                                                   PAGE NO.

PART I.  FINANCIAL INFORMATION
 Item 1.  Financial Statements                                        3

    Consolidated Balance Sheets, (Unaudited)
    March 31, 1998 and September 30, 1997                             3

    Consolidated Statements of Income, (Unaudited)
    Three and six months ended March 31, 1998 and 1997                4

    Consolidated Statements of Changes in Shareholders' Equity,
    (Unaudited) Six months ended March 31, 1998 and 1997              5

    Consolidated Statements of Cash Flows, (Unaudited)
    Six months ended March 31, 1998 and 1997                          6

    Notes to Unaudited Consolidated Financial Statements
     -March 31, 1998                                                  8

 Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations         11

 Item 3. Quantitative and Qualitative Disclosures About
            Market Risks                                             15

 Item 4. Year 2000 Disclosure                                        16

PART II.  OTHER INFORMATION                                          16

 Items 1-6.                                                          16

 Signatures                                                          17

                           MFB CORP. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     March 31, 1998 and September 30, 1997
                                 (In thousands)

                                                        March 31,    September 30,
                                                           1998           1997
ASSETS
Cash and due from financial institutions               $  3,570        $  2,906
Interest-bearing deposits in other financial
  institutions - short-term                              16,882           6,576
   Cash and cash equivalents                           $ 20,452        $  9,482
Interest- bearing time deposits in other
 financial institutions                                      99             ---
Securities available for sale                            38,728          39,628
Federal Home Loan Bank (FHLB) stock, at cost              3,725           2,400
Loans held for sale,net of unrealized losses of $-0-        ---          12,671
Loans receivable, net of allowance for loan losses      223,903         188,264
Accrued interest receivable                                 812             719
Premises and equipment, net                               2,770           2,613
Other assets                                                142             144

  Total assets                                        $ 290,631       $ 255,921


LIABIILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Noninterest-bearing demand deposits                    $  3,849        $  2,047
Savings, NOW and MMDA deposits                           41,711          38,130
Other time deposits                                     130,467         131,710
   Total deposits                                       176,027         171,887
Securities sold under agreements to repurchase            2,727             389
FHLB advances                                            74,500          47,500
Advances from borrowers for taxes and insurance           2,355           1,854
Accrued expenses and other liabilities                      812             741
  Total liabilities                                     256,421         222,371

Shareholders' equity
Common stock, 5,000,000 shares authorized             $  12,713        $ 13,108
shares issued: 1,689,417
shares outstanding:1,651,767-1998,1,650,567-1997
Treasury Stock                                             (888)          ( 889)
Retained earnings - substantially restricted             22,937          22,038
Net unrealized  appreciation (depreciation) on
 securities available  for sale, net of tax                  80              73
Unearned Employee Stock Ownership Plan (ESOP) Shares       (555)           (665)
Unearned Recognition and Retention Plan (RRP) Shares        (77)           (115)
  Total shareholders' equity                             34,210          33,550

   Total liabilities and shareholders' equity       $   290,631     $   255,921

   See accompanying notes to (unaudited) consolidated financial statements.

                                 MFB CORP. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    Six months ended March 31, 1998 and 1997 (in thousands)

                                        Three Months Ended   Six Months Ended
                                               March 31,          March 31,
                                              1998   1997        1998   1997
     INTEREST INCOME
      Loans receivable
       	First mortgage loans               $  3,674 $ 3,126    $ 7,255  $6,083
       	Consumer and other loans       	        206     128        398     232
        Financing leases and
         Commercial loans 		                   	365 	    67 	      634     128
        Securities - taxable 		                	707     925      1,358   1,874
        Other interest-bearing assets	          202      24        328      60
                                              5,154   4,270      9,973   8,377
     INTEREST EXPENSE
      	Deposits 			                           2,041   1,987      4,165   3,995
       Securities sold under agreements
          to repurchase 			                      21     ---         27     ---
       FHLB advances         		                 896     440      1,584     771
 	                                            2,958   2,427      5,766   4,766

     NET INTEREST INCOME		                    2,196   1,843      4,197   3,611

     PROVISION FOR LOAN LOSSES	                  15       8         30      15
     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES	               2,181   1,835      4,167   3,596

     NONINTEREST INCOME
        Insurance commissions 			                24      25         63      62
        Brokerage Commissions 			                10     ---         15     ---
        Net  realized gains from sales of
         securities, available for sale	        ---       3          8       7
        Net realized gains from sales of loans   29     ---         46     ---
        Other        			                         99      57        195     129
          Total noninterest income              162      85        327     198
     NONINTEREST EXPENSE
         Salaries and employee benefits        	949     655      1,719   1,261
         Occupancy and equipment 	             	180     131        342     256
         SAIF deposit insurance premium 	        28       6         54      95
         Other        			                      	304     263        625     527
          Total noninterest expense           1,461   1,055      2,740   2,139

     INCOME BEFORE INCOME TAXES 	               882     865      1,754   1,655
     Income tax expense                         216     343        586     657
     NET  INCOME 		                        $    666 $   522   $  1,168  $  998

     Basic earnings per common share	      $   0.43 $  0.32   $   0.75  $ 0.59

     Diluted earnings per common share     $   0.40 $  0.30   $   0.70  $ 0.56

              The accompanying notes are an integral part of these unaudited consolidated financial statements.

                              MFB CORP. AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                   Six months ended March 31, 1998 and 1997
                                (In thousands)

                                                                                    Net Unrealized
                                                                                    Depreciation
                                                                Unearned   Unearned on Securities           Total
                                             Common  Retained     ESOP        RRP    Available- Treasury Shareholders'
                                              STOCK  EARNINGS    SHARES     SHARES    FOR-SALE   STOCK     EQUITY

SIX MONTHS ENDED MARCH 31, 1997

Balance-October 1, 1996                     $ 18,316 $ 20,589   $( 894)    $( 192)   $  ( 220) $    -      $ 37,599
Effect of contribution to fund ESOP                -        -      108          -           -       -           108
Market adjustment of ESOP shares committed
 to be released 				                              81        -         -         -           -       -            81
Amortization of RRP contribution                   -        -         -        38           -       -            38
Issuance of 2500 shares of common stock
 stock option exercise 				                       25        -         -         -           -       -            25
Purchase and retirement of 241,963 shares
 of common stock 			                          (4,494)       -         -         -           -       -        (4,494)
Cash dividends declared -$.16/share                -     (284)        -         -           -       -          (284)
Net change in unrealized appreciation
(depreciation) on securities available-
 for-sale, net of tax       			                    -        -         -         -        ( 84)       -         ( 84)
Net income for the six months
 ended March 31, 1997                        			   -      998         -         -           -        -          998

Balance at March 31, 1997                   $ 13,928 $ 21,303   $ (786)   $  (154)   $  ( 304)  $   -      $ 33,987

SIX MONTHS ENDED MARCH 31, 1998
Balance-October 1, 1997                     $ 13,108 $ 22,038   $( 665)   $ ( 115)   $     73   $ (889)    $ 33,550
Effect of contribution to fund ESOP                -        -      110          -           -        -          110
Market adjustment of  19,513 ESOP shares
 committed to be released 			                    149        -        -          -           -        -          149
Amortization of RRP contribution                   -        -        -         38           -        -           38
Issuance of 40,000 shares of common stock
 -stock option exercise  	                      (544)       -        -          -           -      944          400
Purchase of 38,800 shares of treasury stock        -        -        -          -           -     (943)        (943)
Cash dividends declared -$.165/share               -     (269)       -          -           -        -         (269)
Net change in unrealized appreciation
 (depreciation) on securities
  available-for-sale, net of tax    		             -        -        -          -           7        -            7
Net income for the six months
 ended March 31, 1998                        			   -    1,168        -          -           -        -        1,168

Balance at March 31, 1998                   $ 12,713 $ 22,937   $ (555)    $  (77)    $    80   $ (888)    $ 34,210

    See accompanying notes to  (unaudited ) consolidated financial statements.

                              MFB CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     Six months ended March 31, 1998 and 1997
                                 (In thousands)

                                                                  Six Months Ended
                                                                     March 31
                                                            					 1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income 						                                         $   1,168    $    998
   Adjustments to reconcile net income to net
   cash provided by operating activities
   Depreciation and amortization, net of accretion 		              167         273
   Amortization of  RRP contribution 				                           38          38
   Provision for loan losses 			                                    15          15
   Market adjustment of ESOP shares 				                           149          81
   ESOP  expense     						                                        110         107
   Net realized gains from sales of securities available for sale ( 8)         (8)
   Proceeds from sale of loans held for sale                   12,276           -
   Net realized gains from sale of loans held for sale            (46)          -
   Net change in:
           Accrued interest receivable 				                       (94)        138
           Other assets 					                                       2         487
           Accrued expenses and other liabilities                  67      (2,351)
             Total adjustments                                 12,676      (1,220)
                    Net cash  from operating activities        13,844        (222)


CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in loans receivable 		                           (35,213)    (22,270)
      Purchase of:
           Securities available-for-sale 		                   (24,246)    (23,102)
           FHLB stock 				                                     (1,325)       (339)
           Premises and equipment, net 			                       (304)       (433)

      Proceeds from:
           Maturities of securities available for sale 	       16,961      17,300
           Principal payments of mortgage-backed and related
            securities                                          5,258         948
           Sales of securities available for sale 	             2,926      18,378
           Net change in interest-bearing time deposits in
            other financial institutions                          (99)        495
                   Net cash from investing activities         (36,042)     (9,023)


                                                (CONTINUED)

                              MFB CORP.  AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     Six months ended March 31, 1998 and 1997
                                  (In thousands)

                                                               Six Months Ended
                                                                   March 31,
                                                                1998      1997
CASH  FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits 				                               4,140      4,358
     Net change in securities sold under
      agreements to repurchase 		                              2,338          -
     Net change in advances from borrowers
      for taxes and insurance 			                                501        143
     Proceeds from stock option exercise 		                      400         25
     Purchase of MFB Corp. common stock                         (943)    (4,494)
     Net proceeds from Federal Home Loan Bank advances        27,000     10,000
     Cash dividends paid                                        (269)      (285)
             Net cash from  financing activities              33,167      9,748


     Net change in cash and cash equivalents                  10,969        503

     Cash and cash equivalents at beginning of period          9,483      1,734

     Cash and cash equivalents at end of period             $ 20,452    $ 2,237


   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for Interest expense        $  5,688    $ 2,409
    Income taxes                                                 654        134



    See accompanying notes to (unaudited) consolidated financial statements

                           MFB CORP. AND SUBSIDIARY
            NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1998

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

BASIS OF PRESENTATION: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of March 31, 1998 and September 30, 1997, and the consolidated statements of income for the three months and six months ended March 31, 1998 and 1997, and the consolidated statements of changes in shareholders' equity and the consolidated statements of cash flows for the six months ended March 31, 1998 and 1997. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the six months ended March 31, 1998 is not necessarily indicative of the results that may be expected for the full year.


NOTE 2 - EARNINGS PER COMMON SHARE

Earnings per common share is computed under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which was adopted retroactively by the Company at the beginning of the fourth quarter of 1997. Adoption of the Statement did not change the EPS amounts previously reported by the Company for prior annual or quarterly periods. At March 31, 1998 and 1997, the Company had 61,032 and 84,308 average unallocated ESOP shares, respectively, and 15,400 and 23,100 average unearned recognition and retention plan shares, respectively, which are excluded from the weighted average number of shares outstanding used to calculate the earnings per share. Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common stock equivalents.

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the periods ended March 31, 1998 and 1997 is presented below.


                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                     MARCH 31,                    MARCH 31,
                                                 1998          1997           1998         1997

EARNINGS PER SHARE
Net income available to common shareholders   $ 665,930       $  521,879      $1,168,350   $997,653

Weighted average common shares outstanding    1,551,168        1,645,909       1,555,015  1,695,890

EARNINGS PER SHARE                            $     .43        $     .32          $  .75     $  .59


EARNINGS PER SHARE ASSUMING DILUTION

Net income available to common shareholders   $ 665,930       $  521,879      $1,168,350   $997,653

Weighted average common shares outstanding    1,551,168        1,645,909       1,555,015  1,695,890

Add: dilutive effects of assumed exercises:
             Stock options                       96,839           69,840          93,416     66,236
             Recognition and retention plans     10,977           10,540          10,065      9,317
Weighted average common and dilutive
 potential common shares outstanding          1,658,984        1,726,289       1,658,496  1,771,443

EARNINGS PER SHARE ASSUMING DILUTION          $     .40        $     .30        $    .70     $  .56


NOTE 3 - STOCK OPTIONS
The Company's Board of Directors has adopted a stock option plan. Under the terms of this plan, options for up to 350,000 shares of the Company's common stock may be granted to key management employees and directors of the Company and its subsidiaries. The exercise price of the options is determined at the time of grant by an administrative committee appointed by the Board of Directors.

SFAS No. 123, which became effective for 1997, requires disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following proforma information presents net loss and loss per common share had the fair value method been used to measure compensation cost for stock option plans. No compensation cost has been recognized for the stock options.

The fair value of options granted during the six months ended March 31, 1998 and 1997 is estimated using the following weighted average information: risk-free interest rate of 6.0% and 6.2%, expected life of 10 and 10 years, expected volatility of stock price of .06 and .06, and expected dividends of 1.21% and
 .30% per year.


                                                 1998            1997
                                                    (in thousands)
   Net Income as reported                     $ 1,168           $ 998
   Proforma net income                          1,053             988

  Basic earnings per common share as reported $   .75          $  .59
  Diluted earnings per common share as reported   .70             .56
  Proforma basic earnings per common share        .68             .58
  Proforma diluted earnings per common share      .63             .56

In future years, the proforma effect of not applying this standard is expected to increase as additional options are granted.

Stock option plans are used to reward employees and provide them with an additional equity interest. Options are issued for 10 year periods with varying vesting periods. Information about option grants follows:

                                                                      Weighted
                              Number of                Weighted        Average
                             Outstanding  Exercise      Average      Fair Value
                               Options     Price     Exercise Price   Of Grants

Balance at September 30,1995   190,000  $10.00-$15.00   $10.53
Granted                         10,000   15.25           15.25        $10.22
Balance at September 30, 1996  200,000   10.00-15.25     10.76

Exercised                       (2,500)  10.00           10.00
Balance at March 31, 1997      197,500   10.00-15.25     10.77

Exercised                       (7,150)  10.00           10.00
Balance at September 30, 1997  190,350   10.00-15.25     10.80

Granted                         45,000   26.75           26.75        $  9.76
Exercised                       40,000   10.00           10.00
Balance at March 31, 1998      195,350   10.00-26.75     14.64

The weighted average remaining contractual life of options outstanding at March 31, 1998 was approximately eight years. Stock options exercisable at March 31, 1998 and 1997 totaled 145,350 and 177,500 at a weighted average exercise price of $11.46 and $10.17.








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


LIQUIDITY

Liquidity relates to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash, deposits with other financial institutions, overnight interest-bearing deposits in other financial institutions and securities, excluding FHLB stock. These assets are commonly referred to as liquid assets. Liquid assets were $59.3 million as of March 31, 1998 compared to $49.1 million as of September 30, 1997. This $10.2 million increase was primarily due to a $11.0 million increase in cash as a result of net proceeds from FHLB advances, offset by a $900,000 million decrease in securities available for sale. Management believes the liquidity level of $59.3 million as of March 31, 1998 is sufficient to meet anticipated liquidity needs.

A standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings and borrowings due within one year. The minimum required ratio is currently set by Office of Thrift Supervision regulation at 4%, and, at March 31, 1998, the Bank's liquidity ratio was 16.71%. Therefore, the Bank's liquidity is well above the minimum regulatory requirements.

The Company uses its liquidity mainly to fund existing and future loan commitments, to fund deposit withdrawals, to invest in securities, and to meet operating expenses. At March 31, 1998, the Company had commitments to fund loan originations with borrowers totaling $43.3 million (including $22.0 million in available consumer and commercial lines of credit) . Management believes that loan repayments and other sources of funds will be adequate to meet the Company's liquidity needs.

The cash flow statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the changes in the cash flow statements for the six months ended March 31, 1998 and 1997 follows.

During the six months ended March 31, 1998, net cash increased $11.0 million from $9.5 million at September 30, 1997 to $20.5 million at March 31, 1998.

The Company experienced a $13.8 million net increase in cash from operating activities for the period ended March 31, 1998, compared to a $222,000 net decrease for the period ended March 31, 1997. The increase in the most recent period was primarily attributable to $12.3 million in proceeds from the sales of mortgage loans and $1.2 million in net income during the period. The $222,000 decrease for the period ended March 31, 1997 was due to a $2.4 million decrease in accrued expenses and other liabilities resulting primarily from the payment during the first quarter of the one time Savings Association Insurance Fund assessment of $955,000 and the reduction in other borrowings of $1.7 million. Partially offsetting the lower accrued expenses and other liabilities was net income during the period of $998,000 and a decrease in other assets of $487,000.

The $36.0 million net decrease in cash from investing activities during the six months ended March 31, 1998 is primarily related to the $35.2 million increase in loan originations exceeding principal payments and the $25.6 million purchase of securities and FHLB stock, offset by sales and maturities of securities totaling $20.0 million and mortgage-backed securities principal payments of $5.3 million. During the six months ended March 31, 1997, net cash used in investing activities was $9.0 million, resulting primarily form the $22.2 million increase in net loans and the $23.4 million of securities purchased exceeding the $35.7 million generated from the normal maturities and sales of securities and the $948,000 in principal reductions of mortgage-backed securities.

Financing activities generated net cash of $33.2 million for the period ending March 31, 1998. The cash was provided primarily from $27.0 million in net new FHLB advances, net deposit increases of $4.1 million, net increases of securities sold under repurchase agreements of $2.3 million, $501,000 in increased escrows held for borrowers taxes and $400,000 obtained from stock option exercises during the period. Offsetting these increases was $943,000 used to repurchase the Company's stock and cash dividend payments of $269,000 during the quarter. Net cash provided by financing activities was $9.7 million for the six months ended March 31, 1997 as $10.0 million in Federal Home Loan Bank advances and $4.4 million in net deposits were used to provide the funds for the purchase and retirement of 241,963 shares of MFB Corp. common stock totaling $4.5 million.


CAPITAL RESOURCES

Total shareholders' equity increased from $33.6 million as of September 30, 1997 to $34.2 million as of March 31, 1998, mainly as a result of the Company's repurchase of 38,000 shares of outstanding common stock at a cost of $943,000 and the payment of cash dividends of $269,000 during this period, partially offset by $1.2 million in net income for the same period.

The Bank is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory or discretionary actions by regulators that could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific quantitative capital guidelines using the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's requirements are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of tangible capital, leverage capital, and risk-based capital.

The Bank's actual capital and required capital amounts and ratios at March 31, 1998 and 1997 are presented below:

                                                                 Requirement to be
                                                               Well Capitalized Under
                                    Requirement for Capital     Prompt Corrective
                         Actual         Adequacy Purposes         Action Provisions
                     Amount   Ratio     Amount    Ratio           Amount    Ratio
                                    (Dollars in thousands)
As of March 31, 1998
   Tangible Capital  $ 30,824 10.61%   $ 4,359    1.50%       $  8,718    3.00%
   Leverage Capital    30,824 10.61%   $ 8,718    3.00          17,436    6.00
   Risk-Based Capital  31,224 21.18%   $11,794    8.00          14,742   10.00

As of March 31, 1997
   Tangible Capital  $ 32,532 13.86%   $ 3,522    1.50%        $ 7,044    3.00%
   Leverage Capital    32,532 13.86      7,044    3.00          14,088    6.00
   Risk-Based Capital  32,887 30.36      8,666    8.00          10,832   10.00

AS OF MARCH 31, 1998, MANAGEMENT IS NOT AWARE OF ANY CURRENT RECOMMENDATIONS BY REGULATORY AUTHORITIES WHICH, IF THEY WERE TO BE IMPLEMENTED, WOULD HAVE, OR ARE REASONABLY LIKELY TO HAVE, A MATERIAL ADVERSE EFFECT ON THE COMPANY'S LIQUIDITY, CAPITAL RESOURCES OR OPERATIONS.


MATERIAL CHANGES IN FINANCIAL CONDITION

MARCH 31, 1998 COMPARED TO SEPTEMBER 30, 1997

Total assets increased $34.7 million from $255.9 million as of September 30, 1997 to $290.6 million as of March 31, 1998.

Net loans increased by $23.0 million from $200.9 million at September 30, 1997 to $223.9 million at March 31, 1998 due to loan originations exceeding principal payments by approximately $35.2 million, offset by the proceeds received from first mortgage loan sales of $12.3 million. In October, 1997, 85 loans totaling $6.4 million with a weighted average interest rate of 7.90%, and in January, 1998, 57 loans totaling $5.9 million with a weighted average rate of 7.69% were sold to private investors. Servicing of these loans has been retained by the Bank with a .25% service fee. These loan sales were implemented to lower the Bank's interest rate risk exposure, obtain additional funds for loans generating higher yields and generate fee income through the servicing of these loans for our customers. The loans sold were fixed rate loans with a remaining maturity of 15 years or longer. Securities available for sale decreased during this same period from $39.6 million at September 30, 1997 to $38.7 million at March 31, 1998 due primarily to maturities, sales and principal payments exceeding purchases by $899,000 during the period. As indicated above, the net loan growth has been funded in part by the two mortgage loan sales completed during the period, along with additional borrowings through the Federal Home Bank advances.

Total liabilities increased from $222.4 million at September 30 , 1997 to $256.4 million at March 31, 1998. Significant liability changes included the addition of $3.6 million in savings , NOW and MMDA deposits and $1.8 million in noninterest-bearing demand deposits, increased securities sold under agreements to repurchase of $2.3 million, and net new FHLB advances of $27.0 million. Enhancement of our deposit based product offerings and emphasis on core relationships and quality service has contributed to the deposit and repurchase increases.

The $74.5 million of Federal Home Loan Bank advances have a weighted average interest rate of 5.53% and mature in ten years or less. The one-day retail repurchase agreements totaled $2.7 million at March 31, 1998 and had a weighted average interest rate of 4.25%.



MATERIAL CHANGES IN RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 1998 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 1997

The Company's consolidated net income for the six months ended March 31, 1998 was $1,168,000 compared with $998,000 for the six months ended March 31, 1997, an increase of 17.03%.

Net interest income after provision for loan losses for the most recent three and six month periods totaled $2.2 million and $4.2 million compared to $1.8 million and $3.6 million for the same periods one year ago. During the three months ended March 31, 1998 total interest income increased by $884,000 compared to the same period one year ago, primarily as a result of a $31.3 million increase in first mortgage loan receivables and a $18.3 million increase in commercial and consumer loan receivables. Total interest expense increased $531,000 reflecting the growth in both savings account deposits and borrowed funds. For the six months ended March 31, 1998 total interest income increased $1.6 million while total interest expense increased $1.0 million.

Noninterest income increased from $85,000 and $198,000 for the three and six months ended March 31, 1997 to $162,000 and $327,000 for the most recent three and six month periods. These increases are primarily due to fees generated from the growing number of core deposit account relationships and the additional services offered to bank's customers, along with servicing fees retained on sold loans. Noninterest expenses, primarily compensation and building expenses, increased from $1.1 million during the three months ended March 31, 1997 to $1.5 million during the three months ended March 31, 1998, and from $2.1 million to $2.7 million for the comparable six month periods.


SUPPLEMENTAL INFORMATION

The Company continues to maintain asset quality that compares favorably to its industry peer group. The ratio of nonperforming assets to total assets as of March 31, 1998 was .02% compared to .03% as of March 31, 1997.












ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The OTS provides a Net Portfolio Value (*NPV*) approach to the quantification of interest rate risk for thrift institutions such as MFB Financial, (the "Bank"). This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts.

The OTS issued a regulation which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an assumed 200 basis point change in interest rates is a decrease in the institution's NPV in an amount not to exceed two percent of the present value of its assets. Thrift institutions with greater than "normal" interest rate risk exposure must take a deduction from their total capital available to meet their risk-based capital requirement. The amount of that deduction is one half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2.00% of the present value of its assets. The regulation, however, will not become effective until the OTS evaluates the process by which thrift institutions may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed.

Presented below, as of March 31, 1998, is an analysis of the Bank's interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 400 basis points, in accordance with OTS regulations. As illustrated in the table, the Bank's interest rate risk is more sensitive to rising rate changes than declining rates. This occurs primarily because, as rates rise, the market value of fixed-rate loans declines due to both the rate increases and slowing prepayments. When rates decline, the Bank does not experience a significant rise in market value for these loans because borrowers prepay at relatively higher rates. The value of the Bank's deposits and borrowings change in approximately the same proportion in rising and falling rate scenarios.

Management reviews the OTS measurements and related peer reports on a quarterly basis. In addition to monitoring selected measures of NPV, management also monitors effects on net interest income resulting from increases or decreases in interest rates. This measure is used in conjuction with NPV measures to identify excessive interest rate risk.

<CAPTION

                                 At March 31,1998
                              (Dollars in thousands)
                    Change in
                  Interest Rates
                  (Basis Points)      $ Change         % Change
                   + 400 bp        $  (15,007)          (39)%
                   + 300 bp           (10,603)          (27)
                   + 200 bp           ( 6,368)          (16)
                   + 100 bp           ( 2,652)          ( 7)
                       0 bp               ---
                   - 100 bp              1,034             3
                   - 200 bp                936             2
                   - 300 bp              1,271             3
                   - 400 bp              2,075             5


ITEM 4.  YEAR 2000 DISCLOSURES

MFB Financial has inventoried and risk assessed all computerized systems, embedded systems and significant customer relationships. To date, no items of concern are noted that may significantly impact the present or future financial or business operations of MFB.






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

Item 3. Defaults Upon Senior Securities.

      None

Item 4. Submission of Matters to a Vote of Security Holders.

      (a) The Annual Meeting of Shareholders was held on January 20, 1998.

      (a) Each of the persons named in the proxy statement as a nominee for director was elected.

      (a) The voting results on each of the matters which were submitted to the shareholders can be found in Form 10-Q filed for the quarter ended December 31, 1997.

Item 5. Other Information.

      None

Item 6. Exhibits and Reports on Form 8-K

      (a) MFB Corp. filed one Form 8-K report during the quarter ended March 31, 1998.
                Date of report: February  10, 1998
                 Items reported: News release dated January 26, 1998 regarding the announcement of first quarter earnings and the declaration of an $ .08 per share cash dividend payable on February 17,1998 to holders of record on February 3, 1998.


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