Form 10-Q
period 1998-06-30
MFB CORP
filed 1998-08-12
CIK 916396

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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

            (1)   Yes   X                            No
            (2)   Yes   X                            No

The number of shares of the registrant's common stock, without par value, outstanding as of June 30, 1998 was 1,590,217.

                           MFB CORP. AND SUBSIDIARY
                                   FORM 10-Q

                                     INDEX


                                                                   PAGE NO.

PART I.  FINANCIAL INFORMATION
 Item 1.  Financial Statements                                        3

    Consolidated Balance Sheets, (Unaudited)
    June 30, 1998 and September 30, 1997                              3

    Consolidated Statements of Income, (Unaudited)
    Three and nine months ended June 30, 1998 and 1997                4

    Consolidated Statements of Changes in Shareholders' Equity,
    (Unaudited) Nine months ended June 30, 1998 and 1997              5

    Consolidated Statements of Cash Flows, (Unaudited)
    Nine months ended June 30, 1998 and 1997                          6

    Notes to Unaudited Consolidated Financial Statements
    June 30, 1998                                                     8

 Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations          9

 Item 3. Quantitative and Qualitative Disclosures About
            Market Risks                                             14

 Item 4. Year 2000 Disclosure                                        15

PART II.  OTHER INFORMATION                                          15

 Items 1-6.                                                          15

 Signatures                                                          16

                           MFB CORP. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     June 30, 1998 and September 30, 1997
                                 (In thousands)

                                                        June 30,  September 30,
                                                           1998        1997

ASSETS

Cash and due from financial institutions               $  2,037    $  2,906
Interest-bearing deposits in other financial
  institutions - short-term                               6,477       6,576
   Cash and cash equivalents                          $   8,514    $  9,482
Securities available for sale                            35,719      39,628
Federal Home Loan Bank (FHLB) stock, at cost              4,137       2,400
Loans held for sale,  net of unrealized losses of $-0-       -       12,671
Loans receivable, net of allowance for loan losses
   of $420,000 in 1998 and $370,000 in 1997             238,657     188,264
Accrued interest receivable                                 898         719
Premises and equipment, net                               2,824       2,613
Other assets                                                187         144

   Total assets                                      $  290,936  $  255,921


LIABIILITIES AND SHAREHOLDERS' EQUITY
Liabilities

 Noninterest-bearing demand deposits                 $   4,437    $   2,047
 Savings, NOW and MMDA deposits                         39,837       38,130
 Other time deposits                                   131,320      131,710
      Total deposits                                   175,594      171,887
 Securities sold under agreements to repurchase          3,533          389
 FHLB advances                                          76,726       47,500
 Advances from borrowers for taxes and insurance         1,262        1,854
 Accrued expenses and other liabilities                    721          741
      Total liabilities                                257,836      222,371

Shareholders' equity
   Common stock, 5,000,000 shares authorized
    shares issued:1,689,417
    shares outstanding:1,590,217 - 1998,
                       1,650,567 - 1997                 12,890       13,108

   Treasury Stock, 90,050 common shares                 (2,533)       ( 889)
   Retained earnings - substantially restricted         23,284       22,038
   Net unrealized  appreciation (depreciation) on
        securities available  for sale, net of tax          17           73
   Unearned Employee Stock Ownership Plan (ESOP) Shares   (500)        (665)
   Unearned Recognition and Retention Plan (RRP) Shares    (58)        (115)
      Total shareholders' equity                        33,100       33,550

        Total liabilities and shareholders' equity  $  290,936   $  255,921







   See accompanying notes to (unaudited) consolidated financial statements.
                           MFB CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
            Nine months ended June 30, 1998 and 1997 (in thousands)

                                         Three Months Ended  Nine Months Ended
                                               June 30,          June 30,
                                          1998        1997      1998      1997
     INTEREST INCOME
         Loans receivable
            First mortgage loans       $  3,873  $  3,312    $ 11,128  $ 9.395
            Consumer and other loans        218       149         616      381
            Financing leases and
             Commercial loans               526       112       1,160      240
         Securities - taxable               606       921       1,964    2,795
         Other interest-bearing assets      168        17         496       77
                                          5,391     4,511      15,364   12,888
     INTEREST EXPENSE
         Deposits                         2,088     2,067       6,253    6,062
         Securities sold under agreements
           to repurchase                     20       ---          47      ---
         FHLB advances                    1,053       545       2,637    1,316
                                          3,161     2,612       8,937    7,378
     NET INTEREST INCOME                  2,230     1,899       6,427    5,510

     PROVISION FOR LOAN LOSSES               20         7          50       22
     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES            2,210     1,892       6,377    5,488

     NONINTEREST INCOME
       Insurance commissions                 37        37         100       99
       Brokerage Commissions                  8         7          23        7
       Net realized gains from sales of
        securities, available for sale      ---        (1)          8        7
       Net realized gains from sales
        of loans                             30       ---          76      ---
       Other                                107        65         302      193
            Total noninterest income        182       108         509      306
     NONINTEREST EXPENSE
       Salaries and employee benefits       794       684       2,513    1,945
       Occupancy and equipment              192       161         534      417
       SAIF deposit insurance premium        27        26          81      121
       Other                                383       285       1,008       812
            Total noninterest expense     1,396     1,156       4,136    3,295

     INCOME BEFORE INCOME TAXES             996       844       2,750    2,499
     Income tax expense                     508       336       1,094      993
     NET  INCOME                          $ 488     $ 508    $  1,656  $ 1,506

     Basic earnings per common share    $  0.31   $  0.32    $   1.06  $  0.90

     Diluted earnings per common share  $  0.30   $  0.30    $   1.02  $  0.87

       See accompanying notes to(unaudited) consolidated financial statements.

                           MFB CORP. AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                   Nine months ended June 30, 1998 and 1997
                                (In thousands)

                                                                                    Net Unrealized
                                                                                     Appreciation
                                                                                    (Depreciation)
                                                                Unearned   Unearned on Securities           Total
                                             Common  Retained     ESOP        RRP    Available- Treasury Shareholders'
                                              STOCK  EARNINGS    SHARES     SHARES    FOR-SALE   STOCK     EQUITY
NINE MONTHS ENDED JUNE 30, 1997

Balance-October 1, 1996                    $ 18,316  $ 20,589   $( 894)     $( 192)  $  ( 220)    $  -    $ 37,599
Effect of contribution to fund ESOP               -         -      172           -          -        -         172
Market adjustment of 23,276 ESOP shares
 committed to be released                       130         -        -           -          -        -         130
Amortization of RRP contribution                  -         -        -          57          -        -          57
Issuance of 3500 shares of common stock
 - stock option exercise                         35         -        -           -          -        -          35
Purchase and retirement of 287,263 shares
 of common stock                             (5,365)        -        -           -          -        -      (5,365)
Cash dividends declared -$.24 per share           -      (419)       -           -          -        -        (419)
Net change in unrealized appreciation
 (depreciation) on securities available-
  for-sale, net of tax                            -         -        -           -        176        -         176
Net income for the nine months ended June 30 1997 -      1,506       -           -          -        -       1,506

Balance at June 30, 1997                   $ 13,116   $ 21,676  $ (722)     $ (135)  $   ( 44)   $   -    $ 33,891

NINE MONTHS ENDED JUNE 30, 1998

Balance-October 1, 1997                    $ 13,108   $ 22,038  $( 665)     $( 115)   $    73    $ (889)  $ 33,550
Effect of contribution to fund ESOP               -          -     165           -          -         -        165
Market adjustment of  19,513 ESOP shares
 committed to be released                       226          -       -           -          -         -        226
Amortization of RRP contribution                  -          -       -          57          -         -         57
Issuance of 58,850 shares of common stock
 -stock option exercise                        (825)         -       -           -          -     1,414        589
Tax benefit related to stock option exercise    381          -       -           -          -         -        381
Purchase of 119,200 shares of treasury stock      -          -       -           -          -    (3,058)    (3,058)
Cash dividends declared -$.25 per share           -       (409)      -           -          -         -       (409)
Net change in unrealized appreciation
 (depreciation) on securities  available-
 for-sale, net of tax                             -          -       -           -        (57)        -        (57)

Net income for the nine months ended June 30, 1998 -     1,656       -           -          -         -      1,656

Balance at June 30, 1998                   $ 12,890   $ 23,285  $ (500)     $ (58)      $  16  $ (2,533)   $33,100

  See accompanying notes to  (unaudited ) consolidated financial statements.

                           MFB CORP. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   Nine months ended June 30, 1998 and 1997
                                (In thousands)

                                                          Nine Months
                                                             Ended
                                                            June 30,
                                                         1998      1997

   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                         $ 1,656   $ 1,506
   Adjustments to reconcile net income to net
   cash provided by operating activities

      Depreciation and amortization, net of accretion     277       384
      Amortization of  RRP contribution                    57        58
      Provision  for loan losses                           35        23
      Market adjustment of ESOP shares                    226       129
      ESOP  expense                                       165       172
      Net realized gains from sales of securities
       available for sale                                 ( 8)       (7)
      Proceeds from sale of mortgage loans             20,091         -
      Net realized gains from sale of  mortgage loans     (76)        -
      Net change in:
           Accrued interest receivable                   (179)      (18)
           Other assets                                   (43)      506
           Accrued expenses and other liabilities         399      (895)
              Total adjustments                        20,944       352
                Net cash  from operating activities    22,600     1,858


   CASH FLOWS FROM INVESTING ACTIVITIES
      Net change in loans receivable                  (57,772)  (34,608)
      Purchase of:
           Securities available-for-sale              (33,617)  (28,530)
           FHLB stock                                  (1,737)     (851)
           Premises and equipment, net                   (433)     (694)

      Proceeds from:
           Maturities of securities available for sale 21,708    18,300
           Principal payments of mortgage-backed
            and related securities                     12,750     1,897
           Sales of securities available for sale       2,926    21,924
           Net change in interest-bearing time
            deposits in other financial institutions        -       495
             Net cash from investing activities       (56,175)  (22,067)






                                       (CONTINUED)






                                       6
                           MFB CORP.  AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   Nine months ended June 30, 1998 and 1997
                                (In thousands)


                                                  Nine  Months Ended
                                                       June 30,
                                                   1998       1997
   CASH  FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                        3,707      8,552
    Net change in securities sold under
     agreements to repurchase                     3,144        184
    Net change in advances from borrowers
     for taxes and insurance                       (592)    (1,051)
    Proceeds from stock option exercise             589         35
    Purchase of MFB Corp. common stock           (3,058)    (5,365)
    Net proceeds from Federal Home Loan Bank
     advances                                    29,226     19,235

    Cash dividends paid                            (409)      (418)
          Net cash from financing activities     32,607     21,172


    Net change in cash and cash equivalents       (968)        963

   Cash and cash equivalents at beginning
     of period                                   9,482       1,734

   Cash and cash equivalents at end of period  $ 8,514     $ 2,697


   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for
           Interest expense                 $    9,013  $   7,406

           Income taxes                            826        466




    See accompanying notes to (unaudited) consolidated financial statements

                           MFB CORP. AND SUBSIDIARY
            NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998

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

BASIS OF PRESENTATION: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of June 30, 1998 and September 30, 1997, and the consolidated statements of income for the three months and nine months ended June 30, 1998 and 1997, and the consolidated statements of changes in shareholders' equity and the consolidated statements of cash flows for the nine months ended June 30, 1998 and 1997. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the nine months ended June 30, 1998 is not necessarily indicative of the results that may be expected for the full year.


NOTE 2 - EARNINGS PER COMMON SHARE

Earnings per common share is computed under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which was adopted retroactively by the Company at the beginning of the fourth quarter of 1997. Adoption of the Statement did not change the EPS amounts previously reported by the Company for prior annual or quarterly periods. At June 30, 1998 and 1997, the Company had 61,032 and 84,308 average unallocated ESOP shares, respectively, and 7,700 and 15,400 average unearned recognition and retention plan shares, respectively, which are excluded from the weighted average number of shares outstanding used to calculate the earnings per share. Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common stock equivalents.

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the periods ended June 30, 1998 and 1997 is presented below.


                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 JUNE 30,                   JUNE 30,
                                              1998          1997        1998        1997


EARNINGS PER SHARE



Net income available to common shareholders  $ 487,454  $ 508,448   $1,655,804  $1,506,102


Weighted average common shares outstanding   1,559,215  1,594,998    1,561,619   1,671,639

EARNINGS PER SHARE                           $  .31     $  .32        $ 1.06       $  .90



EARNINGS PER SHARE ASSUMING DILUTION

Net income available to common shareholders $ 487,454   $ 508,448   $1,655,804  $1,506,102

Weighted average common shares outstanding  1,559,215   1,594,998    1,561,619   1,671,639

Add: dilutive effects of assumed exercises:

      Stock options                            67,119      69,568       62,277      61,396
      Recognition and retention plans           5,488      10,540        6,710       6,211
Weighted average common and dilutive
 potential common shares outstanding        1,631,822   1,675,106    1,630,606   1,739,246

EARNINGS PER SHARE ASSUMING DILUTION        $   .30      $   .30      $  1.02   $ .87





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


LIQUIDITY

Liquidity relates to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash, deposits with other financial institutions, overnight interest-bearing deposits in other financial institutions and securities, excluding FHLB stock. These assets are commonly referred to as liquid assets. Liquid assets were $44.2 million as of June 30, 1998 compared to $49.1 million as of September 30, 1997. This $ 4.9 million decrease was primarily due to a $3.9 million decrease in securities available for sale and a $1.0 million decrease in cash and cash equivalents. This decrease in liquidity was used primarily to fund the $37.7 million increase in net loans from September 30, 1997 to June 30, 1998. Management believes the liquidity level of $44.2 million as of June 30, 1998 is sufficient to meet anticipated liquidity needs.

A standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings and borrowings due within one year. The minimum required ratio is currently set by Office of Thrift Supervision regulation at 4%, and, at June 30, 1998, the Bank's liquidity ratio was 8.93%. Therefore, the Bank's liquidity is well above the minimum regulatory requirements.

The Company uses its liquidity mainly to fund existing and future loan commitments, to fund deposit withdrawals, to invest in securities, and to meet operating expenses. At June 30, 1998, the Company had commitments to fund loan originations with borrowers totaling $49.8 million (including $26.5 million in available consumer and commercial lines of credit) . Management believes that loan repayments and other sources of funds will be adequate to meet the Company's liquidity needs.

The cash flow statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the changes in the cash flow statements for the nine months ended June 30, 1998 and 1997 follows.

During the nine months ended June 30, 1998, net cash decreased $ 1.0 million from $9.5 million at September 30, 1997 to $ 8.5 million at June 30, 1998.

The Company experienced a $22.6 million net increase in cash from operating activities for the period ended June 30, 1998, compared to a $1.9 million net increase for the period ended June 30, 1997. The increase in the most recent period was primarily attributable to $20.1 million in proceeds from the sales of mortgage loans and $1.7 million in net income during the period. The $1.9 million increase for the period ended June 30, 1997 was primarily due to the $1.5 million net income generated and increases in other assets. Offsetting these increases was an $895,000 decrease in accrued expenses and other liabilities resulting primarily from the payment during the first quarter of the one time Savings Association Insurance Fund assessment of $955,000.

The $56.2 million net decrease in cash from investing activities during the nine months ended June 30, 1998 is primarily related to the $57.8 million increase in loan originations exceeding principal payments and the $35.3 million purchase of securities and FHLB stock, offset by sales and maturities of securities totaling $24.6 million and mortgage-backed securities principal payments of $12.7 million. During the nine months ended June 30, 1997, net cash used in investing activities was $22.1 million, resulting primarily from the $34.6 million increase in net loans and the $28.5 million of securities and $851,000 of FHLB stock purchased exceeding the $40.2 million generated from the normal maturities and sales of securities and the $1.9 in principal reductions of mortgage-backed securities.

Financing activities generated net cash of $32.6 million for the nine month period ending June 30, 1998. The cash was provided primarily from $29.2 million in net new FHLB advances, net deposit increases of $3.7 million and net increases of securities sold under repurchase agreements of $3.1 million. Offsetting these increases was $3.1 million used to repurchase the Company's stock and cash dividend payments of $409,000 during the period. Net cash provided by financing activities was $21.2 million for the nine months ended June 30, 1997 as $19.2 million in Federal Home Loan Bank advances and $8.6 million in net deposits were used to provide the funds for the purchase and retirement of 287,263 shares of MFB Corp. common stock totaling $5.4 million.


CAPITAL RESOURCES

Total shareholders' equity decreased from $33.6 million as of September 30, 1997 to $33.1 million as of June 30, 1998. The decreases to equity resulted mainly from the repurchase of 119,200 shares of outstanding common stock during the period at a cost of $3.1 million, along with the payment of cash dividends of $409,000. These decreases were offset by $1.7 million in net income and $1.0 million generated from the exercise of stock options.

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

The Bank's actual capital and required capital amounts and ratios at June 30, 1998 and 1997 are presented below:
                                                           Requirement to be
                                                        Well Capitalized Under
                                Requirement for Capital   Prompt Corrective
                       Actual     Adequacy Purposes       Action Provisions
                  Amount   Ratio   Amount    Ratio         Amount    Ratio
                                  (Dollars in thousands)
As of June 30,1998
Tier I Capital   $ 30,473 10.49%  $11,619    4.00%        $14,523   5.00%
Tier I Risk-
 Based Capital     30,473 18.40%  $ 6,625    4.00           9.938   6.00
Total Risk-
 Based Capital     30,893 18.65%  $13,250    8.00          16,563  10.00

As of June 30,1997
Tier I Capital   $ 32,183 12.96%  $ 9,937    4.00%       $ 12,432   5.00%
Tier I Risk-
 Based Capital     32,183 27.47     4,686    4.00           7,028   6.00
Total Risk-
 Based-Capital     32,545 27.78     9,371    8.00          11,714  10.00


AS OF JUNE 30, 1998, MANAGEMENT IS NOT AWARE OF ANY CURRENT RECOMMENDATIONS BY REGULATORY AUTHORITIES WHICH, IF THEY WERE TO BE IMPLEMENTED, WOULD HAVE, OR ARE REASONABLY LIKELY TO HAVE, A MATERIAL ADVERSE EFFECT ON THE COMPANY'S LIQUIDITY, CAPITAL RESOURCES OR OPERATIONS.


MATERIAL CHANGES IN FINANCIAL CONDITION

JUNE 30, 1998 COMPARED TO SEPTEMBER 30, 1997

Total assets increased $35.0 million from $255.9 million as of September 30, 1997 to $290.9 million as of June 30, 1998.

Net loans increased by $37.8 million from $200.9 million at September 30, 1997 to $238.7 million at June 30, 1998 due to loan originations exceeding principal payments by approximately $57.8 million, offset by the proceeds received from first mortgage loan sales of $20.1 million. 237 mortgage loans were sold to private investors during this period at a weighted average rate of 7.69%. Servicing of these loans has been retained by the Bank with a .25% service fee. These loan sales were completed to lower the Bank's interest rate risk exposure, generate additional funds for new loan originations and create servicing fee income. The loans sold were fixed rate loans with a remaining maturity of greater than 15 years. Securities available for sale decreased during this same period from $39.6 million at September 30, 1997 to $35.7 million at June 30, 1998 due primarily to maturities, sales and principal payments exceeding purchases by $3.8 million during the period. In addition to the proceeds from the above mentioned loan sales, net loan growth was funded by additional borrowings through Federal Home Bank advances, savings deposit growth and the decreases in security investments.

Total liabilities increased from $222.4 million at September 30 , 1997 to $257.8 million at June 30, 1998. Significant liability changes included the addition of $1.7 million in savings , NOW and MMDA deposits and $2.4 million in noninterest-bearing demand deposits, increased securities sold under agreements to repurchase of $3.1 million, and net new FHLB advances of $29.2 million. Enhancement of our deposit based product offerings and emphasis on core relationships and quality service has contributed to the deposit and repurchase increases.

The $76.7 million of Federal Home Loan Bank advances have a weighted average interest rate of 5.51% and mature in eleven years or less. The one-day retail repurchase agreements totaled $3.5 million at June 30, 1998 and had a weighted average interest rate of 4.00%.










MATERIAL CHANGES IN RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1997

The Company's consolidated net income for the nine months ended June 30, 1998 was $1,656,000 compared with $1,506,000 for the nine months ended June 30, 1997, an increase of 9.96%.

Net interest income after provision for loan losses for the most recent three and nine month periods totaled $2.2 million and $6.4 million compared to $1.9 million and $5.5 million for the same periods one year ago. During the three months ended June 30, 1998 total interest income increased by $880,000 compared to the same period one year ago, primarily as a result of a $29.1 million increase in first mortgage loan receivables and a $23.0 million increase in commercial and consumer loan receivables. Total interest expense increased $549,000 reflecting the growth in both savings account deposits and borrowed funds. For the nine months ended June 30, 1998 total interest income increased $2.5 million while total interest expense increased $1.6 million.

Noninterest income increased from $108,000 and $306,000 for the three and nine months ended June 30, 1997 to $182,000 and $509,000 for the most recent three and nine month periods. These increases are primarily due to fees generated from the growing number of core deposit account relationships and the additional services offered to bank's customers, along with servicing fees retained on sold loans. Noninterest expenses, primarily compensation and building expenses, increased from $1.2 million during the three months ended June 30, 1997 to $1.4 million during the three months ended June 30, 1998, and from $3.3 million to $4.1 million for the comparable nine month periods. The additional compensation and building expenses are mainly attributable to staffing increases and renovated facilities to support lending operations.


SUPPLEMENTAL INFORMATION

The Company continues to maintain asset quality that compares favorably to its industry peer group. The ratio of nonperforming assets to total assets as of June 30, 1998 was .06% compared to .08% as of June 30, 1997.



















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

                         At March 31, 1998
                       (Dollars in thousands)

                       Change in
                     Interest Rates
                      (Basis Points)       $ Change         % Change

                      + 400 bp             $ (14,588)         (37)%
                      + 300 bp             $ (10,169)         (26)
                      + 200 bp             $ ( 5,984)         (15)
                      + 100 bp             $ ( 2,394)         ( 6)
                          0 bp                  ---
                     -  100 bp             $     288            1
                     -  200 bp             $  (1,095)          (3)
                     -  300 bp             $  (2,518)          (6)
                     -  400 bp             $  (3,501)          (9)



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

Item 5. Other Information.

      None

Item 6. Exhibits and Reports on Form 8-K

      (a) MFB Corp. filed one Form 8-K report during the quarter ended June 30, 1998.
                Date of report: May  8, 1998
                Items reported: News release dated April 23, 1998 regarding the announcement of second quarter earnings and the declaration of an $ .085 per share cash dividend payable on May 19, 1998 to holders of record on May 5, 1998.


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