Form 10-K
period 1998-09-30
MFB CORP
filed 1998-12-29
CIK 916396

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 1998
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

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

                              (1) Yes  X                 No ___
                                      ----
                              (2) Yes  X                 No ___
                                      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the issuer's voting stock held by non-affiliates, as of December 1, 1998, was $24,458,834.

The number of shares of the registrant's common stock, without par value, outstanding as of December 1, 1998, was 1,463,917 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1998 are incorporated by reference into Part II.

Portions of the Proxy Statement for the 1999 Annual Meeting of the Shareholders are incorporated into Part I and Part III.

                            Exhibit Index on Page E-1
                             Page one of 57 pages

                                    MFB CORP.
                                    Form 10-K
                                      INDEX


PART I
Item 1.    Business                                                           1
Item 2.    Properties                                                        40
Item 3.    Legal Proceedings                                                 41
Item 4.    Submission of Matters to a Vote of Security Holders               41
Item 4.5   Executive Officers of MFB                                         41

PART II

Item 5.    Market for Registrant' s Common Equity and Related
                  Stockholder Matters                                        42
Item 6.    Selected Financial Data                                           43
Item 7.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        43
Item 7a.   Quantitative and Qualitative Disclosures
                  About Market Risks                                         43
Item 8.    Financial Statements and Supplementary Data                       44
Item 9.    Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                        44

PART III

Item 10.   Directors and Executive Officers of the Registrant                45
Item 11.   Executive Compensation                                            45
Item 12.   Security Ownership of Certain Beneficial Owners
                  and Management                                             45
Item 13.   Certain Relationships and Related Transactions                    45

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K                                                46
Signatures                                                                   48

Exhibit List                                                                E-1

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

MFB Financial directly, and indirectly through its service corporation subsidiary, offers a number of consumer and commercial financial services. These services include: (i) residential real estate loans; (ii) home equity and second mortgage loans; (iii) construction loans; (iv) commercial loans; (v) loans secured by deposits and other consumer loans; (vi) NOW accounts; (vii) passbook savings accounts; (viii) certificates of deposit; (ix) consumer and commercial demand deposit accounts; (x) individual retirement accounts; and (xi) a variety of insurance products and brokerage services through Mishawaka Financial Services, Inc., its service corporation subsidiary. MFB Financial provides these services through its five offices, three in Mishawaka, one in South Bend, and one in Goshen, Indiana. The Bank's market area for loans and deposits primarily consists of St. Joseph and Elkhart counties.

The Company's principal source of revenue is interest income from lending activities, primarily residential mortgage loans, and, to a lesser extent, commercial loans and construction loans. At September 30, 1998, $183.2 million, or 78.7% of the Company's total loan portfolio, consisted of mortgage loans on one-to-four family residential real property which are generally secured by first mortgages on the property. A large majority of the residential real estate loans originated by MFB Financial are secured by properties located in St. Joseph County.

MFB Financial also makes commercial loans, consumer loans, and multi-family mortgage loans. Consumer loans include loans secured by deposits, home equity and second mortgage loans, new and used car loans and personal loans. Commercial loans include term loans and commercial lines of credit.

Lending Activities

General. MFB Financial historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one-to-four family residential real property. In an effort to diversify the asset mix of the Bank and enhance loan yields, home equity loan, commercial loan and consumer loan programs have been established.

Residential Loans. Residential loans consist of one-to-four family loans. Pursuant to federal regulations, such loans must require at least semi-annual payments and be for a term of not more than 40 years, and, if the interest rate is adjustable, it must be correlated with changes in a readily verifiable index.

A significant number of the loans made by MFB Financial feature adjustable rates. Adjustable rate loans permit the Bank to better match the interest it earns on loans with the interest it pays on deposits. A variety of programs are offered to borrowers. A majority of these loans adjust on an annual basis after initial terms of one to five years. Initial offering rates, adjustment caps and margins are adjusted periodically to reflect market conditions and provide diversity of the loan portfolio.

MFB Financial also offers fixed-rate loans with a maximum term of thirty years. It is intended that most of these loans be sold in the secondary market. They are available for a variety of loan types, including first and second mortgages and purchases of residential building sites.

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

Residential mortgage loans in excess of $250,000 must be approved by a majority of the members of MFB Financial's Board of Directors. Loans under that amount are approved by one or more members of MFB Financial's Loan Committee.

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

Consumer Loans. Federal laws and regulations permit federally chartered savings institutions to make secured and unsecured consumer loans in an aggregate amount of up to 35% of the association's total assets. In addition, a federally chartered savings institution has lending authority above the 35% limit for certain consumer loans, such as property improvement loans and deposit account secured loans. However, the Qualified Thrift Lender test places additional limitations on a savings association's ability to make consumer loans.

As a general rule, consumer loans made by most financial institutions involve a higher level of risk than one-to-four family residential mortgage loans because consumer loans are generally made based upon the borrower's ability to repay the loan, which is subject to change, rather than the value of the underlying collateral, if any. However, the relatively higher yields and shorter terms to maturity of consumer loans are believed to be helpful in reducing interest-rate risk. MFB Financial makes secured consumer loans for amounts specifically tied to the value of the collateral, and, smaller, unsecured loans with higher interest rates. MFB Financial has been successful in managing consumer loan risk.

Origination Purchase and Sale of Loans. During the 1997-98 fiscal year, MFB Financial made significant changes to residential mortgage loan origination documentation and procedures. A majority of currently originated, fixed rate loans now meet secondary market requirements. Many of these loans will be sold as they are originated which reduces interest rate risk, allowing the Bank to build a fee based servicing portfolio and manage liquidity needs more effectively. In addition, many of the older fixed rate non-conforming loans have now been sold in the private market. Adjustable rate loans are now originated on standard loan forms but are generally intended to be held in portfolio. This allows flexibility to meet customer needs while providing yields which should better reflect changing market conditions.

MFB Financial confines its loan origination activities primarily in St. Joseph County and the surrounding area. A loan origination office was opened in Elkhart County in the fall of 1996, and will be replaced by a full service branch facility in the spring of 1999. MFB's loan originations are generated from referrals from builders, developers, real estate brokers and existing customers, and limited newspaper and periodical advertising. All loan applications are processed and underwritten at MFB Financial's main office.

A savings institution generally may not make any loan to a borrower or its related entities if the total of all such loans exceeds 15% of its capital (plus up to an additional 10% of capital in the case of loans fully collateralized by readily marketable collateral); provided, however, that loans up to $500,000 regardless of the percentage limitations may be made and certain housing development loans of up to $30 million or 30% of capital, whichever is less, are permitted. MFB Financial's portfolio of loans currently contains no loans that exceed the 15% of capital limitation.

MFB Financial's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. Fixed rate mortgage loans are generally underwritten to FHLMC and FNMA standards. To assess the borrower's ability to repay, MFB Financial studies the employment and credit history and information on the historical and projected income and expenses of its mortgagors.

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

Origination and Other Fees. MFB Financial realizes income from late charges, checking account service charges, safety deposit box rental fees, and fees for other miscellaneous services. MFB Financial charges application fees for most loan applications, but such are generally credited back to the customer upon the closing of the loan. If the loan is denied, MFB Financial retains a portion of the application fee. Due to competitive issues, MFB Financial has originated most of its mortgages without charging points. However, borrowers from time to time wish to pay points and management negotiates rates on an individual basis. Late charges are generally assessed if payment is not received within a specified number of days after it is due. The grace period depends on the individual loan documents.

Non-Performing and Problem Assets

All loans are reviewed by the Company on a regular basis and generally are placed on a non-accrual status when the loans become contractually past due ninety days or more. In cases where there is sufficient equity in the property and/or the borrowers are willing and able to ultimately pay all accrued amounts in full, the loan may be allowed to continue to earn interest. At the end of each month, delinquency notices are sent to all borrowers from whom payments have not been received. Contact by phone or in person is made, if feasible, to all such borrowers.

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

Non-performing assets. At September 30, 1998, $269,000 or .09% of the Company's total assets, were non-performing assets (loans delinquent more than 90 days, non-accrual loans, real estate owned ("REO") and troubled debt restructurings). At September 30, 1998, the Company had no impaired loans. One hundred forty-five thousand dollars in real estate has been acquired as a result of foreclosure, voluntary deed, or other means. Such real estate is classified by the Company as "real estate owned" or "REO" until it is sold. When property is so acquired, the value of the asset is recorded on the books of the Company at fair value. Interest accrual ceases when the collection of interest becomes doubtful. All costs incurred from the date of acquisition in maintaining the property are expensed.

Classified assets. Federal regulations and MFB Financial's Classification of Assets policy provide for the classification of loans and other assets such as debt and equity securities considered by the Office of Thrift Supervision ("OTS") to be of lesser quality as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the association will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to wan-ant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention" by management. At
September 30, 1998, the Bank had classified $111,000 of its assets as "substandard", $0 as "doubtful", and $0 as "loss".

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

Allowance for Loan Losses

The allowance for loan and lease losses is maintained through the provision for loan losses, which is charged to earnings. The provision is determined in conjunction with management's review and evaluation of current economic conditions (including those of MFB Financial's lending area), changes in the character and size of the loan and lease portfolio, delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan and lease portfolio. The provision for loan losses was increased from $30,000 during the period ended September 30, 1997 to $120,000 at September 30, 1998 due to the substantial increase in the volumes of commercial and consumer loans. In management's opinion, MFB, Financial's allowance for loan and lease losses is adequate to absorb anticipated future losses existing at September 30, 1998.

Investments

General. Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds sold. Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and asset-backed securities. The investment policy of NEB Financial, which is established and implemented by MFB Financial's Investment Committee, is designed primarily to maximize the yield on the investment portfolio subject to minimal liquidity risk, default risk, interest rate risk, and prudent asset/liability management.

The Company's investment portfolio consists of U.S. Treasury Bonds, U.S. government agency securities, mortgage-backed securities, corporate securities, equity securities and Federal Home Loan Bank ("FHLB") stock.

Liquidity. Federal regulations require FHLB-member savings institutions to maintain an average daily balance of liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable savings deposits plus short-term borrowings. Liquid assets include cash, United States Treasury obligations, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances and specified state or federal agency obligations. Subject to various restrictions, FHLB-member savings institutions may also invest in certain corporate debt securities, commercial paper, mutual funds, mortgage-related securities, and first lien residential mortgage loans. This liquidity requirement may be changed from time-to-time by the OTS to any amount within the range of 4% to 10%, and is currently 4%. As of September 30, 1998, the Bank had liquid assets of $59.7 million and a regulatory liquidity ratio of 20.36%, well above the minimum regulatory requirements.

Sources of Funds

General. Deposits have traditionally been MFB Financial's primary source of funds for use in lending and investment activities. In addition to deposits, MFB Financial derives funds from scheduled loan payments, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the FHLB of Indianapolis may be used to compensate for reductions in deposits or deposit inflows at less than projected levels. In addtion, the Bank has in place a capital leveraging strategy that involves the purchase of earning assets funded primarily with FHLB borrowings. This strategy has contributed to net earnings and helps improve the overall return on equity.

Deposits. Deposits are attracted principally from within St. Joseph and Elkhart counties through the offering of a broad selection of deposit instruments including NOW, business checking and other transaction accounts, fixed-rate certificates of deposit, individual retirement accounts, and savings accounts. MFB Financial does not actively solicit or advertise for deposits outside of these counties. Substantially all of MFB Financial's depositors are residents of these counties. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. MFB Financial does not pay a fee for any deposits it receives.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts offered by MFB Financial has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. MFB Financial has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. MFB Financial manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, the Bank believes that its passbook, NOW and non-interest-bearing checking accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

Borrowings. MFB Financial focuses on generating high quality loans and then seeks the best source of funding from deposits, investments or borrowings. Short-term borrowings or long term debt may be used to compensate for reduction in other sources of funds such as deposits and to assist in asset/liability management. The Bank's policy has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread or when the Bank desires additional capacity to fund loan demand.

MFB Financial's borrowings consist mainly of advances from the FHLB of Indianapolis upon the security of a blanket collateral agreement of a percentage of unencumbered loans. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. There are regulatory restrictions on advances from the Federal Home Loan Banks, See "Regulation--Federal Home Loan Bank System" and "--Qualified Thrift Lender." At September 30, 1998, MFB Financial had $92.7 million in Federal Home Loan Bank borrowings outstanding. MFB Financial does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

With selected business entities, MFB Financial has entered into repurchase agreements. These agreements are all one day retail repurchase agreements, are accounted for as borrowings by the Bank, and are secured by certain investment securities of the Bank.
At September 30, 1998, the Bank had $2.4 million in repurchase agreements outstanding.

Service Corporation Subsidiary

OTS regulations permit federal savings institutions to invest in the capital stock, obligations, or other specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 2% of an institution's assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner-city development purposes. In addition, federal regulations permit institutions to make specified types of loans to such subsidiaries (other than special-purpose finance subsidiaries), in which the institution owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the institution's regulatory capital if the association's regulatory capital is in compliance with applicable regulations. A savings institution that acquires a non-savings institution subsidiary, or that elects to conduct a new activity within a subsidiary, must give the Federal Deposit Insurance Corporation ("FDIC") and the OTS at least 30 days advance written notice. The FDIC may, after consultation with the OTS, prohibit specific activities if it determines such activities pose a serious threat to the Savings Association Insurance Fund ("SAIF").

The Bank's only subsidiary, Mishawaka Financial Services, Inc. ("Mishawaka Financial"), was organized in 1975 and currently is engaged in the sale of credit life, general fire and accident, car, home and life insurance, as agent to the Bank's customers and the general public. In addition, a range of investment and insurance related products are offered to customers through a contractual relationship established with Financial Network Investment Corporation (FNIC), a full service securities brokerage firm. During fiscal year 1998, Mishawaka Financial received approximately $162,000 in commissions versus approximately $144,000 in commissions received during fiscal year 1997. Since Mishawaka Financial conducts all of its activities as agent for its customers, the Bank is not required to deduct from its capital any portion of this investment. The consolidated statements of income of MFB Corp. included elsewhere herein include the operation of the Bank and Mishawaka Financial. All significant intercompany balances and transactions have been eliminated in the consolidation.

Employees

As of September 30, 1998, MFB Financial employed 70 persons on a full-time basis and 29 persons on a part-time basis. None of MFB Financial's employees are represented by a collective bargaining group. Management considers its employee relations to be excellent.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.       The  following  are the  average  balance  sheets for the years  ending
         September 30:



                                                                        1998            1997             1996
                                                                       Average         Average          Average
                                                                     Outstanding     Outstanding      Outstanding
                                                                       Balance         Balance          Balance
Assets:                                                                            (In thousands)
Interest-earning assets:
     Interest-bearing deposits                                     $       9,633    $      1,856    $      6,709
     Securities (1)                                                       13,647          30,765          35,392
     Mortgage-backed securities (1)                                       23,206          22,222          19,717
     FHLB stock                                                            3,446           1,783           1,303
     Loans held for sale                                                   2,401              35               -
     Loans receivable (2)                                                220,244         175,726         133,670
                                                                   -------------    ------------    ------------
         Total interest-earning assets                                   272,577         232,387         196,791
Non-interest earning assets, net
  of allowance for loan losses                                             5,320           4,663           3,792
                                                                   -------------    ------------    ------------

              Total assets                                         $     277,897    $    237,050    $    200,583
                                                                   =============    ============    ============

Liabilities and shareholders' equity:
Interest-bearing liabilities:
     Savings accounts                                              $      10,737    $     10,359    $      9,746
     NOW and money market accounts                                        30,065          26,770          26,006
     Certificates of deposit                                             130,350         126,202         113,570
     Repurchase agreements                                                 1,647              97               -
     FHLB advances                                                        66,123          34,960           9,625
                                                                   -------------    ------------    ------------
         Total interest-bearing liabilities                              238,922         198,388         158,947

Other liabilities                                                          5,571           4,316           3,451
                                                                   -------------    ------------    ------------
     Total liabilities                                                   244,493         202,704         162,398

     Shareholders' equity
         Common stock                                                     12,921          14,015          19,064
         Net unrealized gain (loss) on securities
              available for sale                                              56            (100)           (133)
         Retained earnings                                                22,958          21,381          20,496
         Less common stock acquired by:
              Employee stock ownership plan                                 (565)           (790)         (1,007)
              Recognition and retention plans                                (80)           (157)           (235)
         Treasury stock                                                   (1,886)             (3)              -
                                                                   -------------    ------------    ------------
         Total shareholders' equity                                       33,404          34,346          38,185
                                                                   -------------    ------------    ------------

         Total liabilities and shareholders' equity                $     277,897    $    237,050    $    200,583
                                                                   =============    ============    ============


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


                                                                      --------Year Ended September 30, 1998-------
                                                                         Average                          Average
                                                                         Balance         Interest       Yield/Cost
                                                                                  (Dollars in thousands)
INTEREST-EARNING ASSETS
     Interest-bearing deposits                                        $      9,633    $        560         5.81%
     Securities (1)                                                         13,541             900         6.65
     Mortgage-backed securities (1)                                         23,218           1,357         5.84
     FHLB stock                                                              3,446             276         8.01
     Loans held for sale                                                     2,401             178         7.41
     Loans receivable (2)                                                  220,244          17,567         7.98
                                                                      ------------    ------------
         Total interest-earning assets                                $    272,483          20,838         7.65
                                                                      ============

INTEREST-BEARING LIABILITIES
     Savings accounts                                                 $     10,737             271         2.52%
     NOW and money market accounts                                          30,065             852         2.83
     Certificates of deposit                                               130,350           7,265         5.57
     Repurchase agreements                                                   1,647              67         4.09
     FHLB advances                                                          66,123           3,749         5.67
                                                                      ------------    ------------
         Total interest-bearing liabilities                           $    238,922          12,204         5.11
                                                                      ============    ------------

Net interest earning assets                                           $     33,561
                                                                      ============

Net interest income                                                                   $      8,634
                                                                                      ============

Interest rate spread (3)                                                                                   2.54%

Net yield on average interest-earning assets (4)                                                           3.17%

Average interest-earning assets to
  average interest-bearing liabilities                                      114.05%


(1) Average balance does not reflect unrealized gain (loss) on securities available for sale and yield is based on amortized cost.
(2)     Total loans less deferred net loan fees and loans in process.
(3) Interest rate spread is calculated by subtracting average interest rate cost from average interest rate earned for the period indicated.
(4) The net yield on average interest-earning assets is calculated by dividing net interest income by average interest-earning assets for the period indicated.
                                                        10

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

     B. The following tables set forth, for the years indicated, the condensed average balance of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average interest rates earned or paid thereon.


                                                                      --------Year Ended September 30, 1997-------
                                                                         Average                          Average
                                                                         Balance         Interest       Yield/Cost
                                                                                  (Dollars in thousands)
INTEREST-EARNING ASSETS
     Interest-bearing deposits                                        $      1,856    $         96         5.17%
     Securities (1)                                                         30,808           2,112         6.86
     Mortgage-backed securities (1)                                         22,246           1,436         6.46
     FHLB stock                                                              1,783             144         8.08
     Loans held for sale                                                        35               -            -
     Loans receivable (2)                                                  175,726          13,897         7.91
                                                                      ------------    ------------
         Total interest-earning assets                                $    232,454          17,685         7.61
                                                                      ============

INTEREST-BEARING LIABILITIES
     Savings accounts                                                 $     10,359             278         2.68%
     NOW and money market accounts                                          26,770             768         2.89
     Certificates of deposit                                               126,202           7,135         5.65
     Repurchase agreements                                                      97               4         4.27
     FHLB advances                                                          34,960           1,972         5.64
                                                                      ------------    ------------
         Total interest-bearing liabilities                           $    198,388          10,157         5.12
                                                                      ============    ------------

Net interest earning assets                                           $     34,066
                                                                      ============

Net interest income                                                                   $      7,528
                                                                                      ============

Interest rate spread (3)                                                                                   2.49%

Net yield on average interest-earning assets (4)                                                           3.24%

Average interest-earning assets to
  average interest-bearing liabilities                                      117.17%



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

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)


                                                                      --------Year Ended September 30, 1996-------
                                                                         Average                          Average
                                                                         Balance         Interest       Yield/Cost
                                                                                  (Dollars in thousands)
INTEREST-EARNING ASSETS
     Interest-bearing deposits                                        $      6,709    $        422         6.29%
     Securities (1)                                                         35,410           2,186         6.17
     Mortgage-backed securities (1)                                         19,920           1,225         6.15
     FHLB stock                                                              1,303             103         7.90
     Loans receivable (2)                                                  133,670          10,246         7.67
                                                                      ------------    ------------
         Total interest-earning assets                                $    197,012          14,182         7.20
                                                                      ============

INTEREST-BEARING LIABILITIES
     Savings accounts                                                 $      9,746             270         2.77%
     NOW and money market accounts                                          26,006             811         3.12
     Certificates of deposit                                               113,570           6,447         5.68
     FHLB advances                                                           9,625             529         5.50
                                                                      ------------    ------------
         Total interest-bearing liabilities                           $    158,947           8,057         5.07
                                                                      ============    ------------

Net interest earning assets                                           $     38,065
                                                                      ============

Net interest income                                                                   $      6,125
                                                                                      ============

Interest rate spread (3)                                                                                   2.13%

Net yield on average interest-earning assets (4)                                                           3.11%

Average interest-earning assets to
  average interest-bearing liabilities                                      123.95%

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




                             Increase (Decrease) in
                               Net Interest Income
                                                                   Total Net           Due to            Due to
                                                                    Change              Rate             Volume
                                 (In thousands)
Year ended September 30, 1998 compared
  to year ended September 30, 1997
      Interest-earning assets
         Interest-bearing deposits                               $       464       $        13       $        451
         Securities                                                   (1,212)              (62)            (1,150)
         Mortgage-backed securities                                      (79)             (140)                61
         FHLB stock                                                      132                (1)               133
         Loans held for sale                                             178                 -                178
         Loans receivable                                              3,670               120              3,550
                                                                 -----------       -----------       ------------
             Total                                                     3,153               (70)             3,223

      Interest-bearing liabilities
         Savings accounts                                                 (7)              (17)                10
         NOW and money market accounts                                    84                (9)                93
         Certificates of deposit                                         130              (102)               232
         Repurchase agreements                                            63                 -                 63
         FHLB advances                                                 1,777                10              1,767
                                                                 -----------       -----------       ------------
             Total                                                     2,047              (118)             2,165
                                                                 -----------       -----------       ------------

Change in net interest income                                    $     1,106       $        48       $      1,058
                                                                 ===========       ===========       ============


I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)


                                                                                Increase (Decrease) in
                                                                                 Net Interest Income
                                                                   Total Net           Due to            Due to
                                                                    Change              Rate             Volume
                                                                                 (In thousands)
Year ended September 30, 1997 compared
  to year ended September 30, 1996
      Interest-earning assets
         Interest-bearing deposits                               $      (326)      $       (64)      $       (262)
         Securities                                                      (74)              230               (304)
         Mortgage-backed securities                                      211                64                147
         FHLB stock                                                       41                 2                 39
         Loans receivable                                              3,651               332              3,319
                                                                 -----------       -----------       ------------
             Total                                                     3,503               564              2,939

      Interest-bearing liabilities
         Savings accounts                                                  8                (9)                17
         NOW and money market accounts                                   (38)              (61)                23
         Certificates of deposit                                         683               (27)               710
         Repurchase agreements                                             4                 -                  4
         FHLB advances                                                 1,443                15              1,428
                                                                 -----------       -----------       ------------
             Total                                                     2,100               (82)             2,182
                                                                 -----------       -----------       ------------

Change in net interest income                                    $     1,403       $       646       $        757
                                                                 ===========       ===========       ============



II.     INVESTMENT PORTFOLIO


A. The following table sets forth the amortized cost and fair value of securities available for sale:


                                                           At September 30,
                                  1998                           1997                              1996
                      --------------------------       --------------------------      ---------------------------
                         Amortized        Fair          Amortized         Fair          Amortized         Fair
                           Cost           Value           Cost            Value           Cost            Value
                                                              (In thousands)
Debt securities
     U.S. Government
       and federal
       agencies       $     4,219    $      4,254      $    23,618     $   23,720      $   40,160     $    40,207
     Mortgage-
       backed              22,259          22,267           15,589         15,579          24,473          24,074
     Other securities       8,929           8,929                -              -               -               -
     Corporate notes        5,945           5,863                -              -               -               -
                      -----------    ------------      -----------     ----------      ----------     -----------

                           41,352          41,313           39,207         39,299          64,633          64,281

Marketable equity
  securities                  543             506              300            329           2,494           2,482
                      -----------    ------------      -----------     ----------      ----------     -----------

                      $    41,895    $     41,819      $    39,507     $   39,628      $   67,127     $    66,763
                      ===========    ============      ===========     ==========      ==========     ===========


The following table sets forth the amortized cost and estimated market value of Federal Home Loan Bank (FHLB) Stock:



                                                           At September 30,
                                  1998                           1997                              1996
                      --------------------------       --------------------------      --------------------------
                                        Estimated                      Estimated                        Estimated
                         Amortized       Market         Amortized        Market         Amortized        Market
                           Cost           Value           Cost            Value           Cost            Value
                                                              (In thousands)

Other securities
FHLB stock, at
  cost                $     4,636    $      4,636      $     2,400     $    2,400      $    1,336     $     1,336
                      ===========    ============      ===========     ==========      ==========     ===========


B. The maturity distribution and weighted average interest rates of debt securities available for sale, excluding mortgage-backed securities, are as follows:


                                                 Amount at September 30, 1998, which matures in
                                       One                One to                 Over
                                 Year or Less           Five Years             Ten Years             Totals
                             Amortized    Fair     Amortized    Fair      Amortized   Fair     Amortized    Fair
                               Cost       Value      Cost       Value       Cost      Value      Cost       Value
                                                              (Dollars in thousands)

U.S. Government and federal
  agencies                   $   2,712  $   2,740  $   1,507  $   1,514  $       -  $       -  $   4,219  $   4,254
Other securities                 8,929      8,929          -          -          -          -      8,929      8,929
Corporate notes                      -          -          -          -      5,945      5,863      5,945      5,863
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                             $  11,641  $  11,669  $   1,507  $   1,514  $   5,945  $   5,863  $  19,093  $  19,046
                             =========  =========  =========  =========  =========  =========  =========  =========


Weighted average yield          6.00%                 6.73%                 6.37%                6.17%

     The  weighted  average  interest  rates are  based  upon  coupon  rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

C. Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no investments in securities of any one issuer which exceeded 10% of the shareholders' equity of the Company at September 30, 1998.

III.     LOAN PORTFOLIO

         A. The following table sets for the composition of MFB Corp.'s consolidated loan portfolio and mortgage-backed securities by loan type as of the dates indicated, including a reconciliation of gross loans receivable to net loans receivable after consideration of the allowance for loan losses, deferred net loan fees and loans in process:



                                            ---------------------------------September 30,--------------------------------
                                                        1998                      1997                      1996
                                                            Percent                   Percent                     Percent
                                                              of                        of                          of
                                               Amount        Total       Amount        Total        Amount         Total
                                               ------        -----       ------        -----        ------         -----
                                                                                                   (Dollars in thousands)
Mortgage loans
     Residential                            $   183,151      78.08%   $    164,598     86.91%    $    143,751      92.87%
     Multi-family                                   120        .05             130       .07              163        .10
     Residential construction                     8,233       3.51           8,245      4.35            5,005       3.23

Commercial and other loans
     Commercial loans                            32,001      13.64           8,833      4.66              876        .57
     Home equity and second
       mortgage loans                             9,067       3.87           7,177      3.79            3,790       2.45
     Financing leases                                83        .03             325       .17            1,125        .73
     Other                                        1,914        .82              96       .05               83        .05
                                            -----------    -------    ------------   -------     ------------   --------
         Gross loans receivable                 234,569     100.00%        189,404    100.00%         154,793     100.00%
                                                           =======                   =======                    ========

Less
     Allowance for loan losses                     (454)                      (370)                      (340)
     Deferred net loan fees                        (798)                      (653)                      (440)
     Loans in process                              (485)                      (117)                    (1,961)
                                            -----------               ------------               ------------

         Net loans receivable               $   232,832               $    188,264               $    152,052
                                            ===========               ============               ============

Mortgage-backed securities
     FHLMC certificates                     $     2,316               $      3,508               $      5,013
     CMO - REMIC                                 19,951                     12,071                     19,061
                                            -----------               ------------               ------------
         Net mortgage-backed securities     $    22,267               $     15,579               $     24,074
                                            ===========               ============               ============

Mortgage loans
     Adjustable rate                        $   153,897      80.36%   $    139,665     80.74%    $    130,336      87.01%
     Fixed rate                                  37,607      19.64          33,308     19.26           19,459      12.99
                                            -----------    -------    ------------   -------     ------------   --------

         Total                              $   191,504     100.00%   $    172,973    100.00%    $    149,795     100.00%
                                            ===========    =======    ============   =======     ============   ========



                                            --------------------September 30,--------------------
                                                       1995                      1994
                                                             Percent                     Percent
                                                               of                          of
                                              Amount          Total       Amount          Total
                                              ------          -----       ------          -----

Mortgage loans
     Residential                             $    119,720     97.60%    $    113,770      97.25%
     Multi-family                                     189       .15              192        .16
     Residential construction                       2,106      1.72            2,213       1.89

Commercial and other loans
     Commercial loans                                 206       .17              443        .38
     Home equity and second
       mortgage loans                                 375       .30              298        .26
     Financing leases                                   -        -                 -         -
     Other                                             74       .06               69        .06
                                             ------------   -------     ------------  ---------
         Gross loans receivable                   122,670    100.00%         116,985     100.00%
                                                            =======                   =========

Less
     Allowance for loan losses                       (310)                      (280)
     Deferred net loan fees                          (370)                      (447)
     Loans in process                                (809)                      (961)
                                             ------------               ------------

         Net loans receivable                $    121,181               $    115,297
                                             ============               ============

Mortgage-backed securities
     FHLMC certificates                      $     11,905               $     13,158
     CMO - REMIC                                        -                          -
                                             -----------                ------------
         Net mortgage-backed securities      $     11,905               $     13,158
                                             ============               ============

Mortgage loans
     Adjustable rate                         $    113,394     92.78%    $    110,853      95.06%
     Fixed rate                                     8,827      7.22            5,765       4.94
                                             ------------   -------     ------------  ---------

         Total                               $    122,221    100.00%    $    116,618     100.00%
                                             ============   =======     ============     ======

        B. Loan Maturity. The following table sets forth certain information at September 30, 1998, regarding the dollar amount of loans maturing in MFB Corp.'s consolidated loan portfolio based on the date that final payment is due under the terms of the loan. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.


                                            Balance                                 Due during years ended September 30,
                                          Outstanding                                      2002       2004       2009       2014
                                       at September 30,                                    and        to         to         and
                                             1998         1999      2000      2001         2003       2008       2013     Following
                                             ----         ----      ----      ----         ----       ----       ----     ---------
                                                                           (In thousands)
Mortgage Loans
      Residential                         $183,151      $    19    $    78   $  333    $  1,509   $  11,509   $46,583   $ 123,120
      Multi-family                             120            -          -        -           -          80        40           -
      Residential construction               8,233        8,233          -        -           -           -         -           -

Commercial and other Loans
      Commercial loans                      32,001        4,257     10,751      598      13,994       1,786       615           -
      Home equity and second mortgage        9,067            -          4      188       2,663       5,866       192         154
      Financing leases                          83            -          -        -           -          83         -           -
      Other                                  1,914          117        124      284       1,319          24         -          46
                                          --------      -------    -------   ------    --------   ---------   -------   ---------

      Total                               $234,569      $12,626    $10,957   $1,403    $ 19,485   $  19,348   $47,430   $ 123,320
                                          ========      =======    =======   ======    ========   =========   =======   =========


The following table sets forth, as September 30, 1998, the dollar amount of all loans due after one year which have fixed interest rates and floating or adjustable interest rates.


                                                     Due After September 30, 1999
                                                               Variable
                                              Fixed Rates        Rates           Total
                                                            (In thousands)
Mortgage loans
      Residential                             $     33,283    $   149,849    $  183,132
      Multi-family                                      15            105           120
      Residential construction                           -              -             -

Commercial and other loans
      Commercial loans                              16,962         10,782        27,744
      Home equity and second mortgage                4,021          5,046         9,067
      Financing leases                                  83              -            83
      Other                                          1,751             46         1,797
                                              ------------    -----------    ----------

      Total                                   $     56,115    $   165,828    $  221,943
                                              ============    ===========    ==========


         C.    Risk Elements

              1.  Nonaccrual, Past Due and Restructured Loans

                  The table below sets forth the amounts and categories of MFB Corp.'s consolidated non-performing assets (accruing loans delinquent more than 90 days, non-accrual loans, troubled debt restructurings and real estate owned). It is the policy of MFB Corp. that all earned but uncollected interest on all loans be reviewed quarterly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days.



                                                                  At September 30,
                                       1998            1997             1996            1995              1994
                                       ----            ----             ----            ----              ----
                                                               (Dollars in thousands)

Accruing loans delinquent
  more than 90 days                 $      124       $     261       $       198     $      308       $       107
Non-accruing loans (1)                       -               -                 -              -                 -
Troubled debt
  restructurings                             -               -                 -              -                 -
                                    ----------       ---------       -----------     ----------       -----------
      Total non-performing
        loans                              124             261               198            308               107
Real estate owned, net                     145               -                 -             18                22
                                    ----------       ---------       -----------     ----------       -----------

      Total non-performing
        assets                      $      269       $     261       $       198     $      326       $       129
                                    ==========       =========       ===========     ==========       ===========

Non-performing loans to
  total loans, net (2)                   .05%             .14%             .13%           .25%              .09%
Non-performing assets to
  total assets                           .09%             .10%             .09%           .17%              .07%

Management believes that the allowance for loan losses balance at September 30, 1998 is adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

--------------------------------------------------------------------------------
(1) MFB Corp. generally places mortgage loans on a nonaccrual status when serious doubt exists as to their collectibility. At September 30, 1998, there were no loans on nonaccrual.
(2)      Total loans less deferred net loan fees and loans in process.

                2.    Potential Problem Loans

                      As of September 30, 1998, there are no loans where there are serious doubts as to the ability of the borrower to comply with present loan repayment terms, which may result in disclosure of such loans pursuant to Item III.C.1. Consideration was given to loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in Section 1 above. Management believes that these loans do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or management believes that these loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

                3.    Foreign Outstandings

                      None

                4.    Loan Concentrations

                    MFB Corp. historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one-to-four family residential real property. These loans continue to be the major focus of MFB Corp.'s loan origination activities, representing 81.59% of MFB Corp.'s total loan portfolio at September 30, 1998.


         D.     Other Interest-Earning Assets

                    There are no other interest-earning assets, other than $145,000 in foreclosed real estate owned as of September 30, 1998 which would be required to be disclosed under Item III.
                    C.1 or 2 if such assets were loans.

     IV.   SUMMARY OF LOAN LOSS EXPERIENCE

           A. The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions (including those of MFB Corp.'s lending area), changes in the characteristic and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, MFB Corp.'s allowance for loan losses is adequate to absorb anticipated future losses from loans at September 30, 1998.

         The following table analyzes changes in the consolidated allowance for loan losses during the past five years ended September 30, 1998.


                                                              Years Ended September 30,
                                       1998            1997             1996            1995              1994
                                       ----            ----             ----            ----              ----
                                                               (Dollars in thousands)
Balance of allowance at
  beginning of period             $        370     $       340     $         310     $      280      $        250
Add
      Recoveries of loans
        previously charged-
        off--residential real
        estate loans                         -               -                 -              -                 -
Less charge offs
      Residential real estate
        loans                                -               -                 -              -                 -
      Commercial real estate
        loans                               36               -                 -              -                 -
      Consumer loans                         -               -                 -              -                 -
                                  ------------     -----------     -------------     ----------      ------------
Net charge-offs                             36               -                 -              -                 -
Provisions for loan losses                 120              30                30             30                30
                                  ------------     -----------     -------------     ----------      ------------

Balance of allowance at
  end of period                   $        454     $       370     $         340     $      310      $        280
                                  ============     ===========     =============     ==========      ============

Net charge-offs to total
  average loans out-
  standing for period               *.02%                   -%                -%             -%                -%
Allowance at end of
  period to total loans, net
  at end of period (1)              *.19%               .20%              .22%           .26%              .24%
Allowance to total non-
  performing loans at
  end of period                      366.13%         141.76%           171.72%         100.65%           261.68%


--------------------------------------------------------------------------------
(1)    Total loans less deferred net loan fees and loans in process.
*      Not including loans held for sale

        Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of MFB Corp.'s allowance for loan losses at the dates indicated.


                                                                                                  September 30,

                                             1998                        1997                         1996
                               -----------------------------  --------------------------  ---------------------------
                                                   Percent                      Percent                     Percent
                                                  of loans                     of loans                    of loans
                                                   in each                      in each                     in each
                                                  category                     category                    category
                                                  to total                     to total                    to total
                                    Amount          Loans       Amount           Loans       Amount          Loans
                                    ------          -----       ------           -----       ------          -----
                                                                                             (Dollars in thousands)
Balance at end of period
  applicable to

      Residential               $         181       78.08%     $       323       86.91%     $        311      92.87%

      Multi-family                          1         .05                1         .07                 1        .10

      Residential construction              8        3.51                1        4.35                 1       3.23

      Commerical                          213       13.64               19        4.66                 1        .57

      Consumer loans (1)                   26        4.72                1        4.01                 1       3.23

      Unallocated                          25          -                25           -                25           -
                                -------------     ------       -----------    --------      ------------    --------

          Total                 $         454      100.00%     $       370      100.00%     $        340     100.0%
                                =============     =======      ===========    ========      ============    ======


                                           1995                         1994
                                --------------------------   -------------------------
                                                  Percent                     Percent
                                                 of loans                    of loans
                                                  in each                     in each
                                                 category                    category
                                                 to total                    to total
                                   Amount          Loans       Amount          Loans
                                   ------          -----       ------          -----

Balance at end of period
  applicable to

      Residential                $       281        97.60%    $        251       97.25%

      Commerical                           1          .17                1         .38

      Multi-family                         1          .15                1         .16

      Residential construction             1         1.72                1        1.89

      Consumer loans (1)                   1          .36                1         .32

      Unallocated                         25            -               25           -
                                 -----------    ---------     ------------    --------

          Total                  $       310       100.00%    $        280      100.00%
                                 ===========    =========     ============    ========

(1) Includes home equity and second mortgage loans, financing leases, and other loans including, education loans and loans secured by deposits.

V.       DEPOSITS

        The average amount of deposits and average rates paid are summarized as follows for the years ended September 30:


                                                           1 9 9 8                      1 9 9 7                         1 9 9 6
                                                           -------                      -------                         -------
                                                  Average        Average         Average        Average        Average       Average
                                                  Amount          Rate           Amount          Rate          Amount         Rate
                                                                                 (Dollars in thousands)
      Savings accounts                        $     10,737         2.52%     $     10,359         2.68%     $      9,746       2.77%
      Now and money market accounts                 30,065         2.83            26,770         2.89            26,006       3.12
      Certificates of deposit                      130,350         5.57           126,202         5.65           113,570       5.68
      Demand deposits (noninterest-bearing)          3,554                          1,274                            816
                                              ------------                   ------------                   ------------

                                              $    174,706                   $    164,605                   $    150,138
                                              ============                   ============                   ============



        Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at September 30, 1998 is summarized as follows:

                                                           Amount
                                                       (In thousands)

         Three months or less                          $       5,075
         Over three months and through six months             2,765
         Over six months and through twelve months           10,653
         Over twelve months                                   9,075
                                                       ------------

                                                       $     27,568
                                                       ============

VI.      RETURN ON EQUITY AND ASSETS

         The  ratio  of  net  income  to  average   total   assets  and  average
         shareholders' equity and certain other ratios are as follows:


                                                                               September 30,
                                                                 1998              1997             1996
                                                                 ----              ----             ----
                                                                          (Dollars in thousands)

        Average total assets                                  $    277,897      $    237,050     $    200,583
                                                              ============      ============     ============

        Average shareholders' equity                          $     33,404      $     34,346     $     38,185
                                                              ============      ============     ============

        Net income                                            $      2,236      $      2,002     $        975
                                                              ============      ============     ============

        Return on average total assets                                .80%            .84%              .49%
                                                              ===========       =========        ==========

        Return on average shareholders' equity                       6.69%           5.83%             2.55%
                                                              ===========       =========        ==========

        Dividend payout ratio (dividends
          declared per share divided by net
          income per share)                                         23.26%            26.45%           11.76%
                                                              ===========       ===========      ===========

        Average shareholders' equity
          to average total assets                                   12.02%          14.49%            19.04%
                                                              ===========       =========        ==========


VII.     SHORT-TERM BORROWINGS

         The following table sets forth the maximum month-end balance and average balance of FHLB advances and securities sold under agreements to repurchase at the dates indicated.


                                                                               September 30,
                                                              ------------------------------
                                                                 1998              1997             1996
                                                                 ----              ----             ----
                                                                          (Dollars in thousands)
Maximum Balance:
FHLB advances.............................................    $    92,726     $    47,500       $    29,500
Securities sold under agreements to repurchase..                    3,882             389                 -

Average Balance:
FHLB advances:............................................         66,123          34,960             9,625
Securities sold under agreements to repurchase............          1,647              97                -

Average Rate Paid On:
FHLB advances.............................................           5.67%           5.64%             5.50%
Securities sold under agreements to repurchase............           4.09            4.27                -


The following table sets forth the Bank's borrowings at the dates indicated:


                                                                               September 30,
                                                              ------------------------------
                                                                 1998              1997             1996
                                                                 ----              ----             ----
                                                                          (Dollars in thousands)
Amounts Outstanding:
FHLB advances.............................................    $    92,726     $    47,500       $    24,500
Securities sold under agreements to repurchase............          2,366             389               -

Weighted Average Interest Rate:
FHLB Advances.............................................           5.42%           5.66%             5.53%
Securities sold under agreements to repurchase............           4.02            4.25               -

                                   COMPETITION

MFB Financial originates most of its loans to and accepts most of its deposits from residents of St. Joseph and Elkhart counties in Indiana.

MFB Financial is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, certain non-banking consumer lenders, and other companies or firms, including brokerage houses and mortgage brokers, that provide similar services in St. Joseph County with significantly larger resources than MFB Financial. In total, there are 16 financial institutions located in Mishawaka, Indiana, including MFB Financial. These financial institutions consist of seven commercial banks, three savings banks and six credit unions. MFB Financial must also compete with banks and savings institutions in Elkhart and South Bend since media advertising from these cities reaches the Mishawaka community. MFB Financial also competes with money market and mutual funds with respect to deposit accounts and with insurance companies with respect to individual retirement accounts.

Under current law, bank holding companies may acquire savings institutions. Savings institutions may also acquire banks under federal law. Affiliations between banks and savings associations based in Indiana may also increase the competition faced by the Company.

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

The primary factors influencing competition for deposits are interest rates, service and convenience of office locations. MFB Financial competes for loan originations primarily through the efficiency and quality of services it provides borrowers, builders, Realtors and the small business community through interest rates and loan fees it charges. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that are not readily predictable.

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

The OTS has extensive authority over the operations of savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Bank was as of January 5, 1998 . When these examinations are conducted by the OTS, the examiners may require the Company to provide for higher general or specific loan loss reserves. To fund the operations of the OTS, all savings institutions are subject to a semi-annual assessment, based on the total assets, condition, and complexity of operations. The Bank's OTS assessment for the fiscal year ended September 30, 1998, was approximately $73,000.

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

In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissable level of investment by federal associations in loans secured by nonresidential real property may not exceed 400% of total capital, except with approval of the OTS. The Bank is in compliance with the noted restrictions.

The Bank is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval or any merger or consolidation, issuance or retirements of its own securities, and limitations upon other aspects of banking operations. In addition, the activities and operations of the Bank are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations, These include state usury and consumer credit laws, state laws relating to fiduciaries, The Federal Truth-In-Lending; Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and anti-trust laws.

The United States Congress is considering legislation that would consolidate the supervision and regulation of all U.S. financial institutions into one or two administrative bodies, would expand the powers of financial institutions, and would provide regulatory relief to financial institutions ("the legislation"). It cannot be predicted whatever or when the legislation will be enacted or the extent to which the Bank or the Holding Company would be affected thereby.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member financial institutions. The Bank is required to hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, .3% of its assets or 1/20 (or such greater fraction established by the FHLB) of outstanding FHLB advances, commitments, lines of credit and letters of credit. The Bank is currently in compliance with this requirement. At September 30, 1998, the Bank's investment in stock of the FHLB of Indianapolis was $4.6 million.

In past years, the Bank received substantial dividends on its FHLB stock. All 12 FHLB's are required to provide funds to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low-and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations could adversely affect the value of FHLB stock in the future. A reduction in value of such stock may result in a corresponding reduction in the Bank's capital.

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

Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing. Under current law, savings institutions which cease to be Qualified Thrift Lenders are ineligible to receive advances from their FHLB.

Insurance of Deposits

The FDIC administers two separate insurance funds, which are not commingled: one primarily for federally insured banks ("BIF") and one primarily for federally insured savings associations ("SAIF"). As the federal insurer of deposits of savings institutions, the FDIC determines whether to grant insurance to newly-chartered savings institutions, has authority to prohibit unsafe or unsound activities and has enforcement powers over savings institutions (usually in conjunction with the OTS or on its own if the OTS does not undertake enforcement action).

Deposit accounts in the Bank are generally insured by the SAIF to a maximum of $100,000 for each insured depositor. As a condition to such insurance, the FDIC is authorized to issue regulations and, in conjunction with OTS, conduct examinations and generally supervise the operations of its insured members. This supervision extends to a comprehensive regulatory scheme governing, among other things, the form of deposit instruments issued by savings institutions, and certain aspects of their lending activities, including appraisal requirements, private mortgage insurance coverage and lending authority.

The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well-capitalized (i.e. a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a total risk-based capital ratio of at least 10%) pay the lowest premium while institutions that are less than adequately capitalized (i.e. core or Tier 1 risk-based capital ratio of less than 4% or a total risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi-annually.

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

For the first six months of 1995, the assessment schedule for BIF members and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio, the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .3 1 % of deposits. The revisions became effective in the third quarter of 1995. In addition BIF rates were further revised, effective January 1996, to provide a range of .0% to .27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below) , the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September, 1996. The legislation provided for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings institutions then exist. The special assessment rate was established at .657% of assessable deposits by the FDIC and the resulting assessment on the Bank of $955,000 was paid in November, 1996. This special assessment significantly increased noninterest expense and adversely affected the Company's results of operations for the year ended September 30, 1996. As a result of the special assessment, the Bank's annual deposit insurance premium for the year ended September 30, 1998 was approximately $108,000 based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings institutions was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980's. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective, October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings institution continues to exist, thereby imposing a greater burden on SAW member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates established by the FDIC to implement this requirement for all FDIC-insured institutions are a 6.3 basis points assessment on SAIF deposits and 1.26 basis points assessment on BIF deposits until BIF insured institutions participate fully in the assessment.


Regulatory Capital

Currently, savings institutions are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common stockholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits), less nonqualifying intangibles. Under the tangible capital requirement, a savings bank must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights and purchased credit card relationships which may be included subject to certain limits) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings bank to account for the relative risks inherent in the type and amount of assets held by the savings bank. The total risk-based capital requirement requires a savings bank to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories
(0-100%) with a credit risk-free asset such as cash requiring no risk-based capital and an asset with a significant credit risk such as a non-accrual loan being assigned a factor of 100%. At September 30, 1998, based on the capital standards then in effect, the Bank was in compliance with its fully phased-in capital requirements.

The Comptroller of the Currency requires minimum leverage ratio of 3% Tier 1 capital-to-total assets for the highest rated national banks, with an additional requirement of 100 to 200 basis points for all other national banks. Current law requires that the capital standards for savings institutions be no less stringent than those applicable to national banks. Accordingly, the OTS has proposed revised capital regulations imposing a minimum core capital requirement of 3% for the highest rated savings institutions, with an additional requirement of 100 to 200 basis points for all other savings institutions. These regulations have not become effective and there can be no assurance as to whether, or in what form, such regulations will be adopted.

The OTS has delayed indefinitely implementation of a final rule which sets forth the methodology for calculating an interest rate risk component to be incorporated into the OTS regulatory capital rule. Under the new rule, only savings institutions with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) will be required to maintain additional capital for interest rate risk under the risk-based capital framework. In addition, most institutions with less than $300 million in assets and a total risk-based capital ratio in excess of 12%, such as the Bank, are subject to less stringent reporting requirements and are exempt from the new interest rate component of the new rule. Although the OTS has decided to delay implementation of this rule, it will continue to monitor the level of interest rate risk at individual institutions and it retains the authority, on a case-by-case basis, to impose additional capital requirements for individual institutions with significant interest rate risk. The OTS recently updated its standards regarding the management of interest rate risk to include summary guidelines to assist savings institutions in determining their exposure to interest rate risk.

If an institution is not in compliance with its capital requirements, the OTS is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers' compensation. In addition, the OTS and the FDIC generally are authorized to take enforcement actions against a savings bank that fails to meet its capital requirements, which actions may include restrictions on operations and banking activities, the imposition of a capital directive, a cease and desist order, civil money penalties or harsher measures such as the appointment of a receiver or conservator or a forced merger into another institution.

Prompt Corrective Action

Certain regulatory action is mandated or recommended for savings institutions that are deemed to be well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At each successively lower capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. OTS regulations define these capital levels as follows: (1) well-capitalized institutions must have total risk-based capital of at least 10%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 6% and a leverage ratio of at least 5% and are not subject to any order or written directive of the OTS to maintain a specific capital level for any capital measure; (2) adequately capitalized associations are those that meet the regulatory minimum of total risk-based capital of 8%, core risk-based capital of 4% and a leverage ratio of 4% (except for institutions receiving the highest examination rating, in which case the requirement is 3%), but which are not well capitalized; (3) undercapitalized institutions are those that do not meet the requirements for adequately capitalized institutions, but that are not significantly undercapitalized; (4) significantly undercapitalized institutions have total risk-based capital of less than 6%, core risk-based capital of less than 3% and a leverage ratio of less than 3%; and (5) critically undercapitalized institutions are those with tangible capital of less than 2% of total assets. In addition, the OTS can downgrade an institution's designation notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or if the institution is deemed to be in an unsafe or unsound condition. Each undercapitalized institution must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such
institution   will  be  subject  to  increased   monitoring   and  asset  growth
restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Significantly undercapitalized institutions must restrict the payment of bonuses and raises to their senior executive officers. Furthermore, a critically undercapitalized institution must be placed in conservatorship or receivership within 90 days after reaching such capitalization level, except under limited circumstances. It will also be prohibited from making payments on any subordinate debt securities without the prior approval of the FDIC and will be subject to significant additional operating restrictions. The Bank's capital at September 30, 1998, meets the standards for a well-capitalized institution.

Capital Distributions Regulation

An OTS regulation imposes limitations upon all "capital distributions" by savings institutions, including cash dividends, payments by an institution to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized institutions. A savings bank which has total capital (immediately prior to and after giving effect to the capital distribution) that is a least equal to its fully phased-in capital requirements would be a Tier I institution ("Tier 1 Institution"). An institution that has total capital at least equal to its minimum capital requirements, but less than its fully phased-in capital requirements, would be a Tier 2 institution ("Tier I Institution"). An institution having total capital that is less than its minimum capital requirements would be a Tier 3 institution ("Tier 3 Institution"). However, an institution which otherwise qualifies as a Tier I institution may be designated by the OTS as a Tier 2 or Tier 3 institution if the OTS determines that the institution is "in need of more than normal supervision." The Bank is currently a Tier 1 Institution.

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

The OTS has proposed revisions to these regulations which would permit a savings institution, without filing a prior notice or application with the OTS, to make a capital distribution to its shareholders in a maximum amount that does not exceed the institution's undistributed net income for the prior two years plus the amount of its undistributed income from the current year. The proposed rule would require a savings institution, such as the Bank, that is a subsidiary of a savings and loan holding company to file a notice with the OTS 30 days before making a capital distribution up to the "maximum amount" described above. The proposed rule would also require all savings institutions, whether under a holding company or not, to file an application with the OTS prior to making any capital distribution where the association is not eligible for "expedited processing" under the OTS "Expedited Processing Regulation," or where the proposed distribution, together with any other distributions made in the same year, would exceed the "maximum amount" described above.


Real Estate Lending Standards

OTS regulations require savings institutions to establish and maintain written internal real estate lending policies. Each institution's lending policies must be consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations. The policies must establish loan portfolio diversification standards; establish prudent underwriting standards, including loan-to-value limits, that are clear and measurable; establish loan administration procedures for the institution's real estate portfolio; and establish documentation approval, and reporting requirements to monitor compliance with the institution's real estate lending policies.

The institution's written real estate lending policies must be reviewed and approved by the institution's board of directors at least annually. Further, each institution is expected to monitor conditions in its real estate market to ensure that its lending policies continue to be appropriate for current market conditions.

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

Transactions with Affiliates

Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity which controls, is controlled by or is under common control with the savings bank. In a holding company context the parent holding company of a savings bank (such as MFB) and any companies controlled by such parent holding company are affiliates of the savings bank. The subsidiaries of a savings bank, however, are not deemed affiliates under Section 23A and 23B; however, transactions between a subsidiary of a savings bank and any of the affiliates of a savings bank are subject to the requirements and limitations of Sections 23A and 23B.

Generally, Sections 23A and 23B (i) limit the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions.

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

The restrictions contained in Section 22(h) of the Federal Reserve Act on loans to executive officers, directors and principal shareholders also apply to savings associations. Under Section 22(h), loans to an executive officer and to a greater than 10% shareholder of a savings bank (18% in the case of institutions located in an area with less then 30,000 in population), and certain affiliated entities of either, may not exceed together with all other outstanding loans to such person and affiliated entities the association's loan-to-one-borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral). Section 22(h) also prohibits certain loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% shareholders of a savings bank, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. Currently, the FRB requires board of director approval for certain loans to directors, officers, and 10% shareholders (including all other outstanding loans to such persons) above the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, the FRB requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other unaffiliated parties. Section 22(g) of the Federal Reserve Act, which imposes limitations on loans made to executive officers, also applies to savings institutions.

Holding Company Regulation

Under current law, MFB is regulated as a "non-diversified unitary savings and loan holding company" within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), and subject to regulatory oversight of the Director of the OTS. As such, MFB is registered with the OTS and thereby subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with MFB and with other companies affiliated with MFB.

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

The Company's Board of Directors presently intends to operate MFB as a unitary savings and loan holding company. Under current law, there are generally no restrictions on the permissible business activities of a unitary savings and loan holding company. However, if the Director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings bank, the Director of the OTS may impose such restrictions as deemed necessary to address such risk and limiting (i) payment of dividends by the savings bank, (ii) transactions between the savings bank and its affiliates, and (iii) any activities of the savings bank that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings bank. Moreover, Congress has been considering a bill which includes provisions that would generally limit the activities and powers of certain savings and loan holding companies. It cannot be predicted with certainty whether or in what form the legislation will be enacted and what impact it might have on the powers of MFB and the Bank.

Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings bank subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the FHLB also apply). See %-Qualified Thrift Lender." At September 30, 1998, the Bank's asset composition was in excess of that required to qualify the Bank as a Qualified Thrift Lender.

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

The Director of the OTS may also approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state, if the multiple savings and loan holding company involved controls a savings bank which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). Also, the Director of the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings institutions in more than one state in the case of certain emergency thrift acquisitions.

No subsidiary savings bank of a savings and loan holding company may declare or pay a dividend on its permanent or nonwithdrawable stock unless it first gives the Director of the OTS 30 days advance notice of such declaration and payment. Any dividend declared during such period or without the giving of such notice shall be invalid.

Branching

The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings institutions to branch outside of their home state if the institution meets the domestic building and loan test in Section 7701 (a)(l 9) of the Internal Revenue Code of 1986, as amended (the "Code") or the asset composition test of Section 770 1 (c) of the Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings institutions in more than one state is permitted if the law of the state in which the savings bank to be acquired is located specifically authorizes acquisition of its state-chartered institutions by state-chartered institutions or their holding companies in the state where the acquiring institution or holding company is located.

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

Shares of Common Stock held by persons who are affiliates of MFB may not be resold without registration or unless sold in accordance with the resale restrictions of Rule 144 under the 1933 Act. If MFB meets the current public information requirements under Rule 144, each affiliate of MFB who complies with the other conditions of Rule 144 would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of MFB or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

Qualified Thrift Lender

Under current OTS regulations, the QTL test requires that a savings bank have at least 65% of its portfolio assets invested in "qualified thrift investments" on a monthly average basis in 9 out of every 12 months. Qualified thrift investments under the QTL test consist primarily of housing related loans and investments. Portfolio assets under the QTL test include all of an association's assets less (i) goodwill and other intangibles, (ii) the value of property used by the association to conduct its business, and (iii) its liquid assets as required to be maintained under law up to 20% of total assets.

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

At September 30, 1998, 82.5% of the Bank's portfolio assets (as defined on that date) were invested in qualified thrift investment (as defined on that date), and therefore the Bank's asset composition was in excess of that required to qualify the Bank as a QTL. Also, the Bank does not expect to significantly change its lending or investment activities in the near future, and therefore expects to continue to qualify as a QTL, although there can be no such assurance.

Community Reinvestment Act Matters

Under current law, ratings -of depository institutions under the Community Reinvestment Act of 1977 ("CRA") must be disclosed. The disclosure includes both a four-unit descriptive rating--using terms such as satisfactory and unsatisfactory--and a written evaluation of each institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. The FHLBs have established an "Affordable Housing Program" to subsidize the interest rate of advances to member associations engaged in lending for long-term, low-and moderate-income, owner-occupied and affordable rental housing at subsidized rates. The Bank is participating in this program. The examiners have determined that the Bank has a satisfactory record of meeting community credit needs governing the classification of assets of insured institutions consistent with the requirements.

                                    TAXATION

Federal Taxation

Historically, savings institutions, such as the Bank, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, in future years, only the specified experience formula method will be allowed as, in August, 1996, legislation was enacted that repealed the reserve method of accounting for federal income tax purposes. As a result, the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. In addition, the pre-1988 reserve, for which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) the bank no longer qualifies as a bank under the Code, or (ii) excess dividends or distributions are paid out by the Bank. The total amount of bad debt to be recaptured is approximately $1,310,000.

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

For federal income tax purposes, MFB reports its income and expenses on the accrual method of accounting. MFB, the Bank and Mishawaka Financial file a consolidated federal income tax return for each fiscal year ending September 30. The federal income tax returns filed by MFB have not been audited in the last five years.

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

Item 2.  Properties.

At September 30, 1998, MFB Financial conducted its business from its main office at 121 South Church Street, Mishawaka, Indiana 46544, and four full service branch offices. The main office and three branch offices in Mishawaka and South Bend are owned by MFB Financial, while the Goshen branch office is leased.

The following table provides certain information with respect to MFB Financial's offices as of September 30, 1998:

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

MFB Financial operates four automatic teller machines (ATMs), one at its Main Office, one at its McKinley branch, one at its Cleveland Road branch and the other at the Goshen branch. MFB Financial's ATMs participate in the nationwide CIRRUS ATM network.

MFB Financial owns computer and data processing equipment which is used for transaction processing and accounting.

MFB Financial also has contracted for the date processing and reporting services of BISYS, Inc. in Houston, Texas. The cost of these date processing services is approximately $32,000 per month.

Item 3.  Legal Proceedings.

The Bank is involved in various legal actions arising in the normal course of its business. In the opinion of management, the resolutions of these legal actions are in the aggregate not expected to have a material adverse effect on the Company's results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of MFB's shareholders during the quarter ended September 30,1998.

Item 4.5.          Executive Officers of MFB.

Presented below is certain information regarding the executive officers of MFB and MFB Financial:

       Name                                           Position
------------------------        --------------------------------------
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

Charles J. Viater (age 44) has served as President and Chief Executive Officer of MFB Financial since September 1, 1995. Previously, he served as Chief Financial Officer of Amity Bancshares and Executive Vice President of Amity Federal Savings in Tinley Park, Illinois.

M. Gilbert Eberhart (age 64) has served as Secretary of MFB Financial since 1987 and of MFB since its organization. He is also a dentist based in Mishawaka.

Steven F. Rathka (age 56) has been in the banking business since 1964. He joined MFB Financial in February, 1997, as Senior Vice President in charge of commercial lending.

William L. Stockton, Jr. (age 51) serves as Senior Vice President of MFB Financial and has been in charge of residential lending operations at MFB Financial since 1992.

Timothy C. Boenne (age 52) has served as Vice President and Controller of MFB Financial since 1992. Until 1992, he also served as Branch Manager for MFB Financial's McKinley Branch.

Michael J. Portolese (age 47) has served as Vice President of MFB Financial since 1977. He also serves as MFB Financial's Retail Banking Administrator, Security Director and Compliance Coordinator.

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

           Quarter                                              Dividends
           Ended            High Trade       Low Trade          Declared
           -----            ----------       ---------          --------
December 31, 1996             $19.25         $15.50           $ .08/share
March 31, 1997                 19.75          16.63             .08/share
June 30, 1997                  19.75          18.75             .08/share
September 30, 1997             23.50          19.13             .08/share
December 31, 1997              30.378         22.50             .08/share
March 31, 1998                 30.378         26.25             .085/share
June 30, 1998                  27.75          24.00             .085/share
September 30, 1998             25.50          18.00             .085/share

As of September 30, 1998, there were approximately 632 shareholders of record of MFB's Common Stock.

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

Unlike the Bank, generally there is no restriction on the payment of dividends by MFB, subject to the determination of the director of the OTS that there is reasonable cause to believe that the payment of dividends constitutes a serious risk to the financial safety, soundness or stability of the Bank. Indiana law, however, would prohibit MFB from paying a dividend if, after giving effect to the payment of that dividend, MFB would not be able to pay its debts as they become due in the ordinary course of business, or if MFB's total assets would be less am the sum of its total liabilities plus preferential rights of holders of preferred stock, if any.

Item 6.  Selected Financial Data.

The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Data of MFB Corp. and Subsidiary" on page 2 of MFB's Annual Report to Shareholders for its fiscal year ended September 30, 1998 (the "Annual Report").

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference to pages 3 through 17 of the Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

The Office of Thrift Supervision ("OTS") provides a Net Portfolio Value ("NPV") approach to the quantification of interest rate risk for thrift institutions such as MFB Financial, (the "Bank"). This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheets contracts.

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

Presented below, as of September 30, 1998, is an analysis of the Bank's interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 400 basis points, in accordance with OTS regulations. As illustrated in the table, the Bank's is more sensitive to rising rate changes than declining rates. This occurs primarily because, as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments. When rates decline, the Bank does not experience a significant rise in market value for these loans because borrowers prepay at relatively higher rates. The value of the Bank's deposits and borrowings change in approximately the same proportion in rising and falling rate scenarios.

Management reviews the OTS measurements and related peer reports on a quarterly basis. In addition to monitoring selected measures of NPV, management also monitors effects on net interest income resulting from increases or decreases in interest rates. This measure is used in conjunction with NPV measures to identify excessive interest rate risk.

                               At September 30, 1998
                               (Dollars in thousands)
                 Change in
              Interest Rates
              (Basis Points)           $ Change            % Change

                  +400bp            $    (10,601)            (28)%
                  +300 bp                 (7,027)            (18)
                  +200 bp                 (3,801)            (10)
                  +100 bp                 (1,125)             (3)
                     0 bp                      -               -
                  -100 bp                   (821)             (2)
                  -200 bp                 (2,890)             (8)
                  -300 bp                 (4,847)            (13)
                  -400 bp                 (67,11)            (18)

Item 8.  Financial Statements and Supplementary Data.

MFB's Consolidated Financial Statements and Notes thereto contained on pages 19 through 50 of the Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

The information required by this item with respect to directors is incorporated by reference to pages 2 through 3 of MFB's Proxy Statement for its 1999 Annual Shareholder Meeting (the "Proxy Statement"). Information concerning MFB's executive officers is included in Item 4.5 in Part I of this report. Information concerning compliance by such persons with Section 16(a) of the 1934 Act is incorporated by reference to page 7 of the Proxy Statement.

Item 11.          Executive Compensation

The information required by this item with respect to executive compensation is incorporated by reference to pages 4 and 5 of the Proxy Statement.

Item 12.         Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated by reference to pages 1 through 3 of the Proxy Statement.

Item 13.          Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to pages 6 and 7 of the Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)      The  following   financial   statements  are  incorporated  by
                  reference as part of this report:


                                                           Pages in the Annual
                                                          Report to Shareholders
Financial Statements
Report of Independent Auditors                                       18
Consolidated Balance Sheets at September 30, 1998 and 1997           19
Consolidated Statements of Income for the Years Ended                20
     September 30, 1998, 1997 and 1996
Consolidated Statements of Shareholders' Equity                   21-22
     for the Years ended September 30, 1998, 1997 and 1996
Consolidated Statements of Cash Flows for the Years ended         23-24
     September 30, 1998, 1997 and 1996
Notes to Consolidated Financial Statements                        25-50


(b) MFB filed four Form 8-K reports during the year ended September 30, 1998.
 Date of report:     July 30, 1998
 Item reported :     News release dated July 22, 1998 regarding the announcement of its third quarter earnings and declaration of an $.085 per share cash dividend, payable on August 18, 1998 to shareholders of record on August 4, 1998.

Date of report:      May 8, 1998
 Item reported:      News   release   dated   April  23,  1998   regarding   the
                     announcement of second quarter earnings and declaration of a $.085 per share cash dividend payable on May 19, 1998 to holders of record on May 5, 1998.

Date of report:      February 10, 1998
Item reported:       News  release   dated   January  26,  1998   regarding  the
                     announcement of first quarter earnings and declaration of a $.085 per share cash dividend payable on February 17, 1998 to holders of record on February 3, 1998.

Date of report:      November 14, 1997
 Item reported :     News  release   dated   October  20,  1997   regarding  the
                     announcement of fourth quarter earnings.

                     News release dated October 22, 1997 declaring an $.08 per share cash dividend payable on November 18, 1997 to holders of record on November 4, 1997.

         (c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page E- I

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

                                             MFB CORP.

Date: December 26, 1998                      By:/s/ Charles J. Viater
                                             --------------------------------
                                             Charles J. Viater, President and
                                             Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 26th day of December, 1998.


/s/ Chrles J. Viater                        /s/ M. Gilbert Eberhart
---------------------------------------     ------------------------------------
Charles J. Viater                            M. Gilbert Eberhart, Director
President, Chief Executive Officer
and Director                                /s/ Thomas F. Hums
(Principal Executive Officer)               ------------------------------------
                                             Thomas F. Hums,
                                             Chairman of the Board

/s/ Timothy C. Boenne                       /s/ Jonathan E. Kintner
---------------------------------------     ------------------------------------
Timothy C. Boenne                            Jonathan E. Kintner, Director
Vice President and Controller
(Principal Financial and Accounting         /s/ Christine A. Lauber
Officer)                                    ------------------------------------
                                             Christine A. Lauber, Director

                                            /s/ Michael J. Marien
                                            ------------------------------------
                                             Michael J. Marien, Director

                                            /s/ Marian K. Torian
                                            ------------------------------------
                                             Marian K. Torian, Director

                                            /s/ Reginald H. Wagle
                                            ------------------------------------
                                             Reginald H. Wagle, Director

                                  EXHIBIT LIST
Exhibit Index                                                               Page

    3(l) The Articles of Incorporation of the Registrant is incorporated by Reference to Exhibit 3(l) to the Registration Statement on Form S- I (Registration No. 33-73098).

    3(2) The Code of By-Laws of Registration is incorporated by reference to Item 7-Exhibit 3 of the October 15, 1995 Securities and Exchange Commission Form 8K Report.

    10(l) MFB Corp. Stock Option Plan is incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement in respect of its 1996 Annual Shareholder Meeting.*

    10(2) MFB Financial Recognition and Retention Plans and Trusts are incorporated by reference to Exhibit B to the Registrant's definitive Proxy Statement in respect of its 1996 Annual Shareholder Meeting.*

    10(3) Employment Agreement between MFB Financial and Charles J. Viater is incorporated by reference to Exhibit 10(3) to the Registrant's Form 10-K filed for its fiscal year ended September 30, 1997.

    10(4) Employment Agreement between MFB Financial and Timothy C. Boenne is incorporated by reference to Exhibit 10(8) to the Registration on Form S-1 (Registration No. 33-73098); First Amendment thereto dated March 31, 1997.*

    10(5) Employment Agreement between MFB Financial and Michael J. Portolese is incorporated by reference to Exhibit 10(10) to the Registration Statement on Form S-1 (Registration No. 33-73098); First Amendment thereto dated March 31, 1997.*

    10(6) Employment Agreement between MFB Financial and William L. Stockton, Jr. is incorporated by reference to Exhibit 10(11) to the Registration Statement on Form S-1 (Registration No. 33-73098); First Amendment thereto dated March 31, 1997.*

    10(7) The MFB Corp. 1997 Stock Option Plan is incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement in respect of its 1997 Annual Shareholder Meeting. *

    11          Statement regarding computation of earnings per share (**)

    13          Shareholder Annual Report, incorporated by reference.

    21          Subsidiaries  of the Registrant is  incorporated by reference to
                Exhibit   22  to  the   Registration   Statement   on  Form  S-1
                (Registration No. 33-73098).

    23          Consent of Crowe, Chizek and Company LLP.

    27          Financial Data Schedule
----------------------------

    * Management contracts and plans required to be filed as exhibits are included as Exhibits 10(l)-10(7).

    ** See Notes 1 and 2 of Notes to Consolidated Financial Statements, included in the 1998 Shareholder Annual Report included as
                Exhibit 13.