Form 10-Q
period 1998-12-31
MFB CORP
filed 1999-02-09
CIK 916396

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998


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

            (1)   Yes   X                            No
            (2)   Yes   X                            No

The number of shares of the registrant's common stock, without par value, outstanding as of December 31, 1998 was 1,463,917.

                           MFB CORP. AND SUBSIDIARY
                                   FORM 10-Q

                                     INDEX


                                                                   PAGE NO.

PART I.  FINANCIAL INFORMATION                                        3

 Item 1.  Financial Statements	                                        3

    Consolidated Balance Sheets, (Unaudited)
    December 31, 1998 and September 30, 1998		                      		 3

    Consolidated Statements of Income, (Unaudited)
    Three months ended December 31, 1998 and 1997		                  	 4

    Consolidated Statements of Changes in Shareholders' Equity,
    (Unaudited) Three months ended December 31, 1998 and 1997		        5

    Consolidated Statements of Cash Flows, (Unaudited)
    Three months ended December 31, 1998 and 1997	                  		 6

    Notes to Unaudited Consolidated Financial Statements December 31, 1998 8

 Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations	          10

 Item 3. Quantitative and Qualitative Disclosures
		About Market Risk			 	                                              	14


 Item 4. Year 2000 Readiness	                                      				16

PART II.  OTHER INFORMATION                                            18

 Items 1-6.                                                            18

 Signatures                                                            19

                           MFB CORP. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                   December 31, 1998 and September 30, 1998
                                        (In thousands)

                                                    December 31,    September 30,
                                                        1998          1998

ASSETS

Cash and due from financial institutions             $  3,398      $  3,019
Interest-bearing deposits in other financial
  institutions - short-term                            15,860        14,885
   Total cash and cash equivalents                   $ 19,258     $  17,904
Securities available for sale                          50,159        41,820
Federal Home Loan Bank (FHLB) stock, at cost            5,511         4,636
Loans held for sale,  net of unrealized losses of$-0-  21,660        13,516
Loans receivable, net of allowance for loan losses    232,209       231,610
Accrued interest receivable                             1,061           968
Premises and equipment, net                             3,115         2,795
Mortgage Servicing Rights                                 230           192
Investment in limited partnership                       1,214         1,222
Other Assets                                              251           298
   Total assets                             				    $ 334,668     $ 314,961


LIABIILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Noninterest-bearing demand deposits               $  5,970      $  4,299
   Savings, NOW and MMDA deposits                      45,214        40,835
   Other time deposits                                137,686       135,532
      Total deposits                                  188,870       180,666
   Securities sold under agreements to repurchase       1,679         2,366
   FHLB advances                                      110,226        97,657
   Advances from borrowers for taxes and insurance      1,244         2,316
   Accrued expenses and other liabilities               1,371         1,070
      Total liabilities                               303,390       284,075

Shareholders' equity
   Common stock, 5,000,000 shares authorized;
    shares issued:1,689,417-12/31/98,1689,417-9/30/98
    shares outstanding:1,463,917-12/31/98,
     	1,474,217-9/30/98                             $  12,894     $  12,847
   Retained earnings - substantially restricted        24,268        23,730
   Accumulated other comprehensive income                ( 92)          (45)
   Unearned Employee Stock Ownership Plan (ESOP) Shares  (395)         (445)
   Unearned Recognition and Retention Plan (RRP) Shares   (19)          (38)
   Treasury Stock, 225,500 common shares - 12/31/98
                   215,200 common shares - 9/30/98     (5,378)       (5,163)
      Total shareholders' equity                       31,278        30,886

       Total liabilities and shareholders' equity   $  334,668   $  314,961


  The accompanying notes are an integral part of these unaudited consolidated financial statements.
                                    3


                           MFB CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 Three months ended December 31, 1998 and 1997
                                (In thousands)


                                                      Three Months Ended
                                                         December 31,
                                                        1998       1997
     INTEREST INCOME
<S)
	Loans receivable, including fees
           Mortgage loans                            $  3,886   $ 3,581
           Consumer and other loans 274 192
           Financing leases and commercial loans          818       269
        Securities  - taxable                             835       651
        Other interest-earning assets                     147       126
                                                        5,960     4,819
     INTEREST EXPENSE
        Deposits                                        2,162     2,124
        Securities sold under agreements to repurchase     21         6
        FHLB advances                                   1,443       689
                                                        3,626     2,819
     NET INTEREST INCOME                                2,334     2,000

     PROVISION FOR LOAN LOSSES                             45        15

     NET INTEREST INCOME AFTER PROVISION FOR
         LOAN LOSSES                                    2,289     1,985

     Noninterest income
          Insurance commissions                            36        39
          Brokerage commissions                             8         5
          Net realized gains from sales of securities
            available for sale                              -         8
          Net realized gains from sales of loans          120        17
          Loan servicing fees, net of amortization	         7	        3
          Other                                           133        93
                Total noninterest income                  304       165

     Noninterest expense
          Salaries and employee benefits                  838       770
          Occupancy and equipment expense                 185       161
          SAIF deposit insurance premium                   26        26
          Other  expense                                 418        321
             Total noninterest expense                 1,467      1,278

     INCOME BEFORE INCOME TAXES                        1,126        872

     Income tax expense                                  463        370

     NET INCOME                                 $        663  $     502

     Basic Earnings per common share            $        .46 $       .32

     Diluted Earnings per common share          $        .45 $       .30


The accompanying notes are an integral part of these  (unaudited) consolidated financial statements.

                           MFB CORP. AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                 Three months ended December 31, 1998 and 1997
                                                (In thousands)



                                                                                     ACCUMULATED
                                                                Unearned   Unearned    Other               Total
                                             Common  Retained     ESOP        RRP   Comprehensive Treasury Shareholders'
                                              STOCK  EARNINGS    SHARES     SHARES     INCOME    STOCK     EQUITY>
THREE MONTHS ENDED DECEMBER 31, 1997

Balance-October 1, 1997                      $ 13,108 $ 22,038   $( 665)  $( 115)      $ 73      $  (889) $ 33,550
Effect of contribution to fund ESOP                -         -        50      -           -           -         50
Market adjustment of 19,513 ESOP shares committed
  to be released                                   66        -         -        -           -                    66
Amortization of RRP contribution                    -        -         -       19           -       -            19
Purchase of 23,800 shares of treasury stock                  -         -        -           -        (544)     (544)
Cash dividends declared -$.08/share                 -    (130)         5        -           -         -        (125)
Net income for the three months ended December 31, 1997   502          -        -           -          -        502
Other comprehensive income net of TAX
 Unrealized gains/losses on securities arising during the period   -   -        -          25          -         25
   Less reclassification adjustment for accumulated gains/losses
     included in net income                           -   -            -                   (8)        -          (8)
      Other comprehensive income                           -                    - - -      17         -          17
Comprehensive income                                   --                          -                   -        519



Balance at December 31, 1997                 $ 13,174 $ 22,410   $ (610)  $  (96)    $     90      $  (1,433) $ 33,535

THREE MONTHS ENDED DECEMBER 31, 1998
Balance-October 1, 1998                      $ 12,847 $ 23,730   $( 445)   $( 38)      $  (45) $       (5,163) $ 30,886
Effect of contribution to fund ESOP                -         -        46      -                -              -          46
Market adjustment of 18,513 ESOP shares
 committed to be released                          47        -         -        -           -                            47
Amortization of RRP contribution                    -        -         -       19           -                     -      19
Purchase  of  10,300  shares of  treasury stock              -         -        -           -       -    (215)         (215
Cash dividends declared -$.085/share                -    (125)         4        -           -                          (121)
Net income for the three months ended December 31, 1998   663          -        -           -         -                 663
Other comprehensive income, net of tax:
 Unrealized gains/losses on securities arising during the period-                          (47)            -            (47)
  Other comprehensive income                           -                    - -            (47)              -          (47)
Comprehensive income                                  -      -         -       -             -              -           616

Balance at December 31, 1998                 $ 12,894 $ 24,268    $ (395) $  (19)      $   (92)        $ (5,378)    $ 31,278

                           MFB CORP. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 Three months ended December 31, 1998 and 1997
                                (In thousands)

                                                                Three Month Ended
                                                                    December 31,
                                                                  1998              1997
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                 $    663 $    502
   Adjustments to reconcile net income to net
   cash provided by operating activities
     Depreciation and amortization, net of accretion               (69)     60
     Amortization of  RRP contribution                              19      19
     Provision  for loan losses                                     45      15
      Market adjustment of ESOP shares committed to be released     47      65
      ESOP  expense                                                 50      55
      Net realized gains from sales of securities available for sale -      (8)
          Net realized gains from sales of loans                  (120)    (17)
          Loss on investment in limited partnership                  7       -
      Amortization of mortgage servicing rights                     11       -
      Origination of loans held for sale                       (14,751)      -
      Proceeds from sales of loans held for sale                 6,678   6,426
      Net change in:
           Accrued interest receivable                             (93)    118
           Other assets                                             47      29
           Accrued expenses and other liabilities                  352     279
               Net cash  from operating activities              (7,114)  7,543



   CASH FLOWS FROM INVESTING ACTIVITIES
      Net change in loans receivable                              (644) (13,690)
      Purchase of:
           Securities available-for-sale                       (29,819) (9,410)
           FHLB stock                                             (875)   (275)
           Premises and equipment, net                            (402)   (225)
      Proceeds from:
           Maturities of securities available for sale           15,617  9,912
           Principal payments of mortgage-backed and related
                    securities                                    5,916  1,777
           Sales of securities available for sale                     -  2,926
                    Net cash from investing activities          (10,207) (8,985)
















                                   (CONTINUED)
                                     6

                           MFB CORP.  AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 Three months ended December 31, 1998 and 1997
                                (In thousands)


                                                           Three  Months Ended
                                                               December 31,
                                                            1998         1997
   CASH  FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                                 8,204        1,544
           Net change in securities sold under
            agreements to repurchase                        (687)       1,306
      Net change in advances from borrowers for taxes
            and insurance                                 (1,072)        (949)
     Purchase of MFB Corp. common stock                     (215)        (544)
     Proceeds from other borrowings                       20,000        8,000
     Repayment of other borrowings                        (7,431)      (2,000)
     Cash dividends paid                                    (124)        (130)
         Net cash from  financing activities              18,675        7,227



      Net change in cash and cash equivalents              1,354        5,785

      Cash and cash equivalents at beginning of period    17,904        9,483

      Cash and cash equivalents at end of period        $ 19,258      $15,268



   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for
           Interest on deposits                 $         3,687     $   2,781
           Income taxes                                      90            57



















 The accompanying notes are an integral part of these (unaudited) consolidated financial statements

                           MFB CORP. AND SUBSIDIARY
            NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

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

BASIS OF PRESENTATION: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of December 31, 1998 and September 30, 1998, and the consolidated statements of income for the three months ended December 31, 1998 and 1997, and the consolidated statements of changes in shareholders' equity and the consolidated statements of cash flows for the three months ended December 31, 1998 and 1997. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the three months ended December 31, 1998 is not necessarily indicative of the results that may be expected for the full year.



NOTE 2 - EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share are computed under a new accounting standard effective beginning with the quarter ended December 31, 1997. All prior earnings per common share amounts have been restated to be comparable. Basic earnings per common share is based on the net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for earnings per common share calculations as they are committed to be released; unearned shares are not considered outstanding. Recognition and retention plan ("RRP") shares are considered outstanding for earnings per common share calculations as they become vested. Diluted earnings per common share shows the dilutive effect of additional potential common shares issuable under stock options and nonvested shares issued under the RRP. At December 31, 1998 and 1997, the Company had 41,338 and 55,785 unallocated ESOP shares, and 15,400 and 7,700 nonvested RRP shares, respectively, which are excluded from the weighted average number of shares outstanding.

The computations for Basic Earnings per common share and Diluted Earnings per common share for the periods ended December 31, 1998 and 1997 are presented below.

                                                         PERIOD ENDED
                                                         DECEMBER 31,
                                                         1998   1997

     EARNINGS PER COMMON SHARE


 Net income available to common shareholders       $   662,703     $   502,420


 Weighted average common shares outstanding          1,425,248       1,558,520

         Basic Earnings Per Common Share             $     .46       $     .32



     Earnings Per Common Share Assuming Dilution

        Net income available to common shareholders    $662,703       $502,420



       Weighted average common shares outstanding      1,425,248     1,558,520


           Add: dilutive effects of assumed exercises:

                Incentive stock options                   25,578        69,521
                Non-qualified stock options               18,589        20,589
                Recognition and Retention  plan shares     1,027         9.154


           Weighted average common and dilutive
           potential common shares outstanding           1,470,442     1,657,784

           EARNINGS PER COMMON SHARE
           ASSUMING DILUTION                             $     .45   $     .30


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPREHENSIVE INCOME

Under a new accounting standard, comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale, foreign currency transaction adjustments, and additional minimum pension liability adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The principal business of MFB Financial (the "Bank") has historically consisted of attracting deposits from the general public and the small business community and making loans secured by various types of collateral, including real estate and general business assets. The Bank is significantly affected by prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors, including interest rates paid on competing investments, account maturities, fee structures, and level of personal income and savings. Lending activities are influenced by the demand for and supply of housing lenders, the availability and cost of funds and various other items. Sources of funds for lending activities of the Bank include deposits, borrowings, payments on loans and income provided from operations. The Company's earnings are primarily dependent upon the Bank's net interest income, the difference between interest income and interest expense.

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


LIQUIDITY

Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash, deposits with other financial institutions, overnight interest-bearing deposits in other financial institutions and securities, excluding FHLB stock. These assets are commonly referred to as liquid assets. Liquid assets were $69.4 million as of December 31, 1998 compared to $59.7 million as of September 30, 1998. This $9.7 million increase was primarily due to a $8.3 million increase in securities and a $1.4 million increase in cash and interest-bearing deposits in other financial institutions. Management believes the liquidity level of $69.4 million as of December 31, 1998 is sufficient to meet anticipated liquidity needs.

A standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings and borrowings due within one year. The minimum required ratio is currently set by Office of Thrift Supervision regulation at 4%. At December 31, 1998, the Bank's liquidity ratio was 20.23%. and the short-term liquidity was 13.34%. Therefore, the Bank's liquidity is well above the minimum regulatory requirements.

Short-term borrowings or long-term debt may be used to compensate for reduction in other sources of funds such as deposits and to assist in asset/liability management. During the year ended September 30, 1996 the Bank instituted a capital leveraging strategy that involved the purchase of earning assets funded primarily with FHLB advances. As of December 31, 1998, total FHLB borrowings amounted to $110.2 million , $28.7 million of which were used as part of this strategy. The remaining $81.5 million was used primarily to fund loan portfolio growth. The Bank had commitments to fund loan originations with borrowers totaling $45.5 million at December 31, 1998, including $24.4 million in available consumer and commercial lines of credit. In the opinion of management, the Company has sufficient cash flow and other cash resources to meet current and anticipated loan funding commitments, deposit customer withdrawal requirements and operating expenses. At September 30, 1998, total FHLB borrowings totaled $92.7 million, $24.5 million of which were used as part of the capital leveraging strategy, with the remaining $68.2 million used to fund loan growth.

                                      10
The cash flow statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the changes in the cash flow statements for the three months ended December 31, 1998 and 1997 follows.

During the three months ended December 31, 1998, net cash and cash equivalents increased $1.4 million from $17.9 million at September 30, 1998 to $19.3 million at December 31, 1998.

The Company experienced a $7.4 million net decrease in cash from operating activities for the period ended December 31, 1998, compared to a $7.5 million net increase for the period ended December 31, 1997. The decrease in the most recent period was primarily attributable to the origination of $14.8 million of loans held for sale offset by $6.7 million in proceeds realized from the sale of mortgage loans and net income of $663,000. The increase of $7.5 million for the period ended December 31, 1997 was primarily attributable to $6.4 million in proceeds from the sale of mortgage loans , $502,000 in net income during the period and a $279,000 increase in accrued expenses and other liabilities due to adjusting the federal and Indiana current and deferred tax payable accounts to the actual tax accruals.

The $10.2 million net decrease in cash from investing activities during the three months ended December 31, 1998 is primarily related to purchases of securities and FHLB stock totaling $30.7 million exceeding $15.6 million of security maturities and $5.9 million of principal payments of mortgage-backed and related securities. For the three months ended December 31, 1997, there was a $9.0 million net decrease in cash from investing activities. This decrease was primarily related to the $13.7 million increase in loan originations exceeding principal payments and the $9.7 million purchase of securities and FHLB stock, offset by sales and maturities of securities totaling $12.9 million and $1.8 million of mortgage-backed securities principal payments.

Financing activities generated net cash of $18.7 million for the period ending December 31, 1998. The net cash was provided primarily from $12.6 million in net new FHLB advances and net deposit increases of $8.2 million, offset by net changes of $1.1 million in funds held for borrower's due to tax payments, $215,000 to repurchase the Company's stock and cash dividend payments of $124,000 during the quarter. Net cash generated from financing activities was $7.2 million for the three months ended December 31, 1997. The net cash was provided primarily from $6.0 million in net new FHLB advances, net deposit increases of $1.5 million, and net increases of securities sold under agreements to repurchase of $1.3 million, offset by net changes of $949,000 in funds held for borrower's due to payments of taxes, $544,000 to repurchase the Company's stock and cash dividend payments of $130,000 during the quarter.


CAPITAL RESOURCES

Total shareholders' equity increased from $30.9 million as of September 30, 1998 to $31.3 million as of December 31, 1998 mainly from net income of $663,000 offset by the repurchase of 10,300 shares of outstanding common stock during this period at a cost of $215,000, along with the payment of cash dividends of $124,000.

The Bank is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory or discretionary actions by regulators that could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific quantitative capital guidelines using the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's requirements are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of Tier I Capital, Tier I Risk-Based Capital, and Total Risk-Based Capital.


                                      11
The Bank's actual capital and required capital amounts and ratios at December 31, 1998 and 1997 are presented below:
                                                       Requirement to be
                                                    Well Capitalized Under
                                  Requirement for Capital Prompt Corrective
                        ACTUAL       ADEQUACY PURPOSES ACTION PROVISIONS
                    AMOUNT   RATIO    AMOUNT    RATIO   AMOUNT    RATIO
                                  (Dollars in thousands)
As of December 31, 1998
 Tier I Capital    $  28,839 8.62%   $  13,376      4.00%  $16,720 5.00%
 Tier I Risk-Based
  Capital             29,330 14.41% $    8,008      4.00    12,012 6.00
 Total Risk-Based
  Capital             29,330 14.65%  $  16,016      8.00    20,020 10.00

As of December 31, 1997
   Tier I Capital    $ 32,492 12.32%  $ 10,553      4.00%   $ 13,191  5.00%
   Tier I Risk-Based
    Capital            32,877 24.68%     5,328       4.00      7,992    6.00
    Total Risk-Based
      Capital          32,877 24.39%    10,656       8.00     13,319   10.00

AS OF DECEMBER 31, 1998, MANAGEMENT IS NOT AWARE OF ANY CURRENT RECOMMENDATIONS BY REGULATORY AUTHORITIES WHICH, IF THEY WERE TO BE IMPLEMENTED, WOULD HAVE, OR ARE REASONABLY LIKELY TO HAVE, A MATERIAL ADVERSE EFFECT ON THE COMPANY'S LIQUIDITY, CAPITAL RESOURCES OR OPERATIONS.


MATERIAL CHANGES IN FINANCIAL CONDITION

DECEMBER 31, 1998 COMPARED TO SEPTEMBER 30, 1998

Total assets increased $19.7 million from $315.0 million as of September 30, 1998 to $334.7 million as of December 31, 1998.

Loans held for sale increased by $8.1 million from $13.5 million at September 30, 1998 to $21.6 million at December 31, 1998 due to the origination of loans held for sale exceeding the proceeds generated from the sale of mortgage loans during the quarter. The $6.6 million of fifteen year mortgage loans sold during the period had a weighted average rate of 6.92% . Loan sales are conducted from time to time in an effort to manage interest rate risk and to generate servicing fee income. Securities available for sale increased from $41.8 million at September 30, 1998 to $50.2 million at December 31, 1998, an increase of $8.3 million. The growth in net loans held for sale and securities has been funded in part by the increase in deposits obtained during the period along with additional borrowings through the Federal Home Bank advances.

Total liabilities increased from $284.1 million at September 30 , 1998 to $303.4 million at December 31, 1998. Significant liability changes included the addition of $4.4 million in savings , NOW and MMDA deposits, $2.1 million additional time deposits, and $1.7 million additional noninterest bearing demand deposits. Enhancement of our deposit based product offerings and emphasis on core relationships and quality service has contributed to the deposit increases. As mentioned above, net FHLB advances increased by $12.6 million during the period to facilitate the loan and securities growth.

The $110.2 million of Federal Home Loan Bank advances have a weighted average interest rate of 5.37% and mature in eleven years or less. The one-day retail repurchase agreements totaled $1.7 million at December 31, 1998 and had a weighted average interest rate of 4.02%.




                                      12
MATERIAL CHANGES IN RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1997

The Company's consolidated net income for the three months ended December 31, 1998 was $663,000 or $.45 per share compared with $502,000 or $.30 for the three months ended December 31, 1997. This represents a 50% increase in earnings per share for the Corporation.

Net interest income after provision for loan losses for the most recent three month period totaled $2.3 million compared to $2.0 million for the same period one year ago. During the three months ended December 31, 1998 total interest income increased by $1.1 million compared to the same period one year ago, primarily as a result of a $7.5 million increase in first mortgage loan receivables and a $31.4 million increase in commercial and consumer loan receivables. Total interest expense increased $807,000 reflecting the growth in both savings account deposits and borrowed funds.

Noninterest income increased from $165,000 for the three months ended December 31, 1997 to $304,000 for the most recent three month period, while noninterest expense increased from $1.3 million to $1.5 million for the comparable periods. The $139,000 noninterest income increase is primarily related to gains realized on the sale of mortgage loans during the period, servicing income retained on those sold loans, and fees generated from the growing number of core deposit account relationships. The noninterest expense increases are primarily attributable to staffing increases, facility upgrades, and expenses incurred in the offering of additional services to the Bank's customers.


SUPPLEMENTAL INFORMATION

The Company continues to maintain asset quality that compares favorably to its industry peer group. The ratio of nonperforming assets to total assets as of December 31, 1998 was .04% compared to .09% as of December 31, 1997.























                                      13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk to the degree that its interest-bearing liabilities, primarily deposits with short and medium-term maturities, mature or reprice at different rates than its interest-earning assets. Although having liabilities that mature or reprice less frequently on average than assets will be beneficial in times of rising interest rates, such an asset/liability structure will result in lower net income during periods of declining interest rates, unless offset by other factors such as noninterest income.

A key element of the Company's asset/liability plan is to protect net earnings from changes in interest rates by managing the maturity or repricing mismatch between its interest-earning assets and rate-sensitive liabilities. The
Company has sought to reduce exposure to its earnings through the use of adjustable rate loans and through the sale of fixed rate loans in the secondary market, and by extending funding maturities through the use of FHLB advances.

AS PART OF ITS EFFORTS TO MONITOR AND MANAGE INTEREST RATE RISK, THE COMPANY USES THE
NET PORTFOLIO VALUE ("NPV") METHODOLOGY ADOPTED BY THE OFFICE OF THRIFT SUPERVISION AS PART OF ITS CAPITAL REGULATIONS. IN ESSENCE, THIS APPROACH CALCULATES THE DIFFERENCE BETWEEN THE PRESENT VALUE OF EXPECTED CASH FLOWS FROM ASSETS AND THE PRESENT VALUE OF EXPECTED CASH FLOWS FROM LIABILITIES, AS WELL AS CASH FLOWS FROM OFF-BALANCE-SHEET CONTRACTS. THE DIFFERENCE IS THE NPV. AS OF SEPTEMBER 30, 1998, (THE MOST RECENTLY AVAILABLE DATA), AFTER A 200 BASIS POINT RATE DECREASE, THE COMPANY'S NPV RATIO WAS 10.24%. IN THE EVENT OF A 200 BASIS POINT INCREASE IN RATES, THE COMPANY'S NPV RATIO WAS 10.34%. MANAGEMENT AND THE BOARD OF DIRECTORS REVIEW THE OTS MEASUREMENTS ON A QUARTERLY BASIS TO DETERMINE WHETHER THE COMPANY'S INTEREST RATE EXPOSURE IS WITHIN THE LIMITS ESTABLISHED BY THE BOARD OF DIRECTORS IN THE COMPANY'S INTEREST RATE RISK POLICY.

THE COMPANY'S ASSET/LIABILITY MANAGEMENT STRATEGY DICTATES ACCEPTABLE LIMITS ON THE AMOUNTS OF CHANGE IN NPV GIVEN CERTAIN CHANGES IN INTEREST RATES. THE TABLE PRESENTED HERE, AS OF SEPTEMBER 30, 1998, IS AN ANALYSIS OF THE COMPANY'S INTEREST RATE RISK AS MEASURED BY CHANGES IN NPV FOR INSTANTANEOUS AND SUSTAINED PARALLEL SHIFTS IN THE YIELD CURVE, IN 100 BASIS POINT INCREMENTS, UP AND DOWN 400 BASIS POINTS.

INTEREST RATES                                         NPV AS % OF PORTFOLIO

CHANGE IN BASIS                        NET PORTFOLIO VALUE                                 VALUE OF ASSETS              Points
                                     NPV
(RATE SHOCK) (1) $ AMOUNT  $ CHANGE   % CHANGE   RATIO      CHANGE (1)
                                  (Dollars in Thousands)
   +400         $ 25,407   $ ( 8,932)  (26)%      8.61%       (225)

   +300           28,868   ( 5,471)    (16)        9.57       (128)

   +200           31,789    (2,551)    ( 7)       10.34        (51)

   +100           33,823     ( 516)     (2)       10.82         (3)

      0           34,339       -         -        10.86          -

   - 100          33,602      (738)      (2)      10.53         (33)

   - 200          32,990    (1,349)      (4)      10.24        ( 62)

   - 300          32,824    (1,516)      (4)      10.07         (78)

   - 400          32,919    (1,420)      (4)       9.98         (88)

(1)  EXPRESSED IN BASIS POINTS
                                      14

   AS ILLUSTRATED IN THE TABLE, THE COMPANY'S NPV DECLINES BOTH IN RISING AND FALLING INTEREST RATE ENVIRONMENTS. THIS PHENOMENON OCCURS PRIMARILY AS A RESULT OF THE HISTORICALLY LOW INTEREST RATE ENVIRONMENT THAT EXISTED AT SEPTEMBER 30, 1998, THE HEAVY CONCENTRATION OF ADJUSTABLE RATE LOANS IN THE LOAN PORTFOLIO AND THE RELATED PREPAYMENT ASSUMPTION USED IN THE OTS MODEL. SPECIFICALLY, THE TABLE INDICATES THAT, AT SEPTEMBER 30, 1998, THE COMPANY'S NPV WAS $34.3 MILLION OR 10.86% OF THE MARKET VALUE OF PORTFOLIO ASSETS. BASED UPON THE ASSUMPTIONS UTILIZED, AN IMMEDIATE 200 BASIS POINT INCREASE IN MARKET INTEREST RATES WOULD RESULT IN A $2.6 MILLION OR 7.4% DECLINE IN THE COMPANY'S NPV AND WOULD RESULT IN A 52 BASIS POINT OR 4.8% DECLINE IN THE COMPANY'S NPV RATIO TO 10.34%. SIMILARLY, AN IMMEDIATE 200 BASIS POINT DECREASE IN MARKET INTEREST RATES WOULD RESULT IN A $1.3 MILLION OR 3.9%% DECLINE IN THE COMPANY'S NPV, AND A 62 BASIS POINT OR 5.7% DECLINE IN THE COMPANY'S NPV RATIO TO 10.24%. BOTH PERCENTAGE DECLINES IN THE COMPANY'S NPV AT SEPTEMBER 30, 1998 WERE WITHIN THE LIMIT IN THE COMPANY'S BOARD-APPROVED GUIDELINES.

IN ADDITION TO MONITORING SELECTED MEASURES ON NPV, MANAGEMENT ALSO MONITORS EFFECTS ON NET INTEREST INCOME RESULTING FROM INCREASES OR DECREASES IN RATES. THIS MEASURE IS USED IN CONJUNCTION WITH NPV MEASURES TO IDENTIFY EXCESSIVE INTEREST RATE RISK. IN MANAGING ITS ASSET/LIABILITY MIX, THE COMPANY, DEPENDING ON THE RELATIONSHIP BETWEEN LONG AND SHORT TERM INTEREST RATES, MARKET CONDITIONS AND CONSUMER PREFERENCE, MAY PLACE SOMEWHAT GREATER EMPHASIS ON MAXIMIZING ITS NET INTEREST MARGIN THAN ON STRICTLY MATCHING THE INTEREST RATE SENSITIVITY OF ITS ASSETS AND LIABILITIES. MANAGEMENT BELIEVES THAT THE INCREASED NET INCOME WHICH MAY RESULT FROM AN ACCEPTABLE MISMATCH IN THE ACTUAL MATURITY OR REPRICING OF ITS ASSET AND LIABILITY PORTFOLIOS CAN, DURING PERIODS OF DECLINING OR STABLE INTEREST RATES, PROVIDE SUFFICIENT RETURNS TO JUSTIFY THE INCREASED EXPOSURE TO SUDDEN AND UNEXPECTED INCREASES IN INTEREST RATES WHICH MAY RESULT FROM SUCH A MISMATCH. MANAGEMENT BELIEVES THAT THE COMPANY'S LEVEL OF INTEREST RATE RISK IS ACCEPTABLE UNDER THIS APPROACH AS WELL.

In  evaluating  the Company's exposure  to  interest  rate  movements,  certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates. Additionally, certain assets, such as ARM's, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed above. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers all of these factors in monitoring its exposure to interest rate risk.

The Board of Directors and management of the Company believe that certain factors afford the Company the ability to operate successfully despite its exposure to interest rate risk. The Company manages its interest rate risk by originating adjustable rate loans and by selling a portion of its fixed rate one-to-four family real estate loans. While the Company generally originates mortgage loans for its own portfolio, sales of fixed rate first mortgage loans with maturities of 15 years or greater are currently undertaken to manage interest rate risk. Loans classified as held for sale as of December 31, 1998 are $21.7 million. The Company retains the servicing on loans sold in the secondary market and, at December 31, 1998, $30.7 million in such loans were being serviced for others. The Company also maintains capital well in excess of regulatory requirements.

The Company's investment strategy is to maintain a diversified portfolio of high quality investments that minimize interest rate and credit risks while maximizing investment return and to provide liquidity necessary to meet funding needs. Wholesale banking activities are conducted as a means to supplement net income and to achieve desired growth targets. This strategy involves the acquisition of assets funded through sources other than retail deposits, such as FHLB advances. The goal is to create interest rate spreads between asset yields and funding costs within acceptable risk parameters while improving return on equity.

The Company's cost of funds responds to changes in interest rates due to the relatively short-term nature of its deposit portfolio. The Company offers a range of maturities on its deposit products at competitive rates and monitors the maturities on an ongoing basis



ITEM 4. YEAR 2000 READINESS


The Company is aware of the issues associated with programming code in existing computer systems as the year 2000 approaches. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is heavily dependent on computer processing in its business activities and the year 2000 issue creates risk for the Company from unforseen problems in the Company's computer system and from third parties whom the Company uses to process information. Such failure of the Company's computer system and/or third parties computer systems could have a material impact on the Company's ability to conduct its business.

A major third party vendor provides the Company's primary data processing. This provider has advised the Company that is has completed the renovation of its system to be year 2000 ready, and is currently in the process of providing users of the system the opportunity to test the system for readiness. The Company is currently performing tests of the data processing provider's system for year 2000 readiness and anticipates completion of the testing by February 20, 1999.

The Company's ten year contract with its current data processing provider expires during 1999. The Company hired a consultant to assist with the search for its future data processing provider. The Company has received responses from select vendors, called client references, and viewed on-site demonstrations of the vendor's products. The Company anticipates selecting a final vendor and executing a contract with that vendor prior to March 31, 1999.

The Company has performed an assessment of its computer hardware and software, and has determined those systems that require upgrade to be year 2000 ready. Such upgrades have either been completed or will be completed concurrent with the conversion to the Company's new data processing provider, which is expected to be completed by June 30, 1999. In addition, the Company has reviewed other external third party vendors that provide services to the Company (i.e., utility companies, electronic funds transfer providers, and software companies) and has requested or already received certification letters from these vendors that their systems will be year 2000 ready on a timely basis. Testing will be performed with the service providers, if possible, to determine their year 2000 readiness.

The Company could incur losses if loan payments are delayed due to year 2000 problems affecting significant borrowers. The Company is communicating with such parties to assess their progress in evaluating and implementing any corrective measures required by them to be year 2000 ready. To date, the Company has not been advised by such parties that they do not have plans in place to address and correct the issues associated with the year 2000 problem; however, no assurance can be given as to the adequacy of such plans or to the timeliness of their implementation. As part of the current credit approval process, new and renewed loans are evaluated as to the borrower's year 2000 readiness.

Based on the Company's review of its computer systems, management believes the cost of the remediation effort to make its systems year 2000 ready will not have an adverse impact on the Company's financial condition, results of operations or liquidity. The Company had already planned to replace many of its computers and associated equipment as a result of the conversion to a new data services provider. These cost and time estimates are based on management's best estimates and could differ from those actually incurred.

The  Company  has developed a year 2000 contingency plan that addresses,  among
other  issues,  critical   operations   and  potential  failures  thereof,  and
strategies for business continuation.

Although management believes the Company's computer systems and service providers will be year 2000 ready, there can be no assurance that these systems, or those systems of other companies on which the Company's systems rely, will be fully functional in the year 2000. Such failure could have a significant adverse impact on the financial condition and results of operations of the Company.

                           MFB CORP. AND SUBSIDIARY
                                   FORM 10-Q

                          PART II - OTHER INFORMATION
Item 1. Legal Proceedings.

      None

Item 2. Changes in Securities.

      None

Item 3. Defaults Upon Senior Securities.

      None

Item 4. Submission of Matters to a Vote of Security Holders.

      (a) The Annual Meeting of Shareholders was held on January 19, 1999.

          (b) Each of the persons named in the proxy statement as a nominee for director was elected.

      (c) The following are the voting results on each of the matters which were submitted to the shareholders:


                                     FOR      AGAINST       ABSTAIN   NON-VOTE

Election of Directors:
 Michael J. Marien               1,284,207      8,557
 Charles J. Viater               1,284,352      8,412
   Thomas F. Hums                1,282,656     10,108
   Christine A. Lauber           1,283,757      9,007

Appointment of Crowe Chizek &
Co. as auditors for 1999.        1,289,814      1,750         1,200


The text of the matters referred to under this Item 4 is set forth in the proxy statement dated December 14, 1998 previously filed with the Securities and Exchange Commission, and is incorporated herein by reference.

Item 5. Other Information.

      None

Item 6. Exhibits and Reports on Form 8-K

      (a) MFB Corp. filed one Form 8-K reports during the quarter ended December 31, 1998.
                Date of report:      December  21, 1998
                Items reported: News release dated October 21, 1998 regarding the announcement of fourth quarter earnings and the declaration of a $.085 per share cash dividend payable on November 17, 1998 to holders of record on November 3, 1998.

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