Form 10-Q
period 1999-03-31
MFB CORP
filed 1999-05-14
CIK 916396

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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

            (1)   Yes   X                            No
            (2)   Yes   X                            No

The number of shares of the registrant's common stock, without par value, outstanding as of March 31, 1999 was 1,449,417.

                           MFB CORP. AND SUBSIDIARY
                                   FORM 10-Q

                                     INDEX


                                                                   PAGE NO.

PART I.  FINANCIAL INFORMATION                                        3

 Item 1.  Financial Statements                                        3

    Consolidated Balance Sheets, (Unaudited)
    March 31, 1999 and September 30, 1998 			      3

    Consolidated Statements of Income, (Unaudited)
    Three and six months ended March 31, 1999 and 1998                4

    Consolidated Statements of Changes in Shareholders' Equity,
    (Unaudited) Six months ended March 31, 1999 and 1998    	      5

    Consolidated Statements of Cash Flows, (Unaudited)
    Six months ended March 31, 1999 and 1998			      6

    Notes to Unaudited Consolidated Financial Statements March 31, 1999 8

 Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations          10

   Item 3. Quantitative and Qualitative Disclosures About Market Risk
								      14

   Item 4. Year 2000 Readiness
16

PART II.  OTHER INFORMATION                                           18

 Items 1-6.                                                           18

 Signatures                                                           19

                            MFB CORP. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       March 31, 1999 and September 30, 199
                                  (In thousands)

                                                      March 31,      September 30,
                                                         1999          1998

ASSETS

Cash and due from financial institutions               $    4,905  $    3,019
Interest-bearing deposits in other financial
  institutions - short-term                                19,103      14,885
   Total cash and cash equivalents                     $   24,008  $   17,904
Securities available for sale                              47,397      41,820
Interest-bearing time deposits in other financial
 institutions                                               1,000           -
Federal Home Loan Bank (FHLB) stock, at cost                5,511       4,636
Loans held for sale,  net of unrealized losses of $-0-     19,654      13,516
Loans receivable, net of allowance for loan losses
 of $544,000 at 3/31/99 and $454,000 at 9/30/98           232,938     231,610
Accrued interest receivable                                 1,143         968
Premises and equipment, net                                 3,826       2,795
Mortgage Servicing Rights, net                                286         192
Investment in limited partnership                           1,213       1,222
Other Assets                                                  460         298
   Total assets        		                       $  337,436  $  314,961

LIABIILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Noninterest-bearing demand deposits                 $    6,386    $  4,299
   Savings, NOW and MMDA deposits                          48,810      40,835
   Other time deposits                                    139,700     135,532
      Total deposits                                      194,896     180,666
   Securities sold under agreements to repurchase           3,508       2,366
   FHLB advances                                          104,226      97,657
   Advances from borrowers for taxes and insurance          2,366       2,316
   Accrued expenses and other liabilities                     877       1,070
      Total liabilities                                   305,873     284,075

Shareholders' equity
   Common stock, 5,000,000 shares authorized;
     shares issued:1,689,417-3/31/99, 1689,417-9/30/98
     shares outstanding:1,449,417-3/31/99,
                        1,474,217-9/30/98               $  12,946    $ 12,847
   Retained earnings - substantially restricted            24,731      23,730
   Accumulated other comprehensive income                    ( 70)        (45)
   Unearned Employee Stock Ownership Plan (ESOP) Shares      (345)       (445)
   Unearned Recognition and Retention Plan (RRP) Shares         -         (38)
   Treasury Stock, 240,000 common shares - 3/31/99
                   215,200 common shares - 9/30/98         (5,699)     (5,163)
      Total shareholders' equity                           31,563      30,886

         Total liabilities and shareholders' equity     $ 337,436 $   314,961



  The accompanying notes are an integral part of these unaudited consolidated financial statements.
                                    3
                           MFB CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           Three months and Six months ended March 31, 1999 and 1998
                                 (in thousands)
                                         Three Months Ended Six Months Ended
                                              March 31,         March 31,
                                           1999     1998       1999    1998

     INTEREST INCOME
         Loans receivable
            First mortgage loans        $  3,732  $ 3,674   $ 7,618   $7,255
            Consumer and other loans         283      206       557      398
            Financing leases and
                 Commercial loans            936      365     1,754      634
          Securities - taxable               783      707     1,618    1,358
          Other interest-bearing assets      223      202       370      328
                                           5,957    5,154    11,917    9,973
     INTEREST EXPENSE
          Deposits                         2,128    2,041     4,290    4,165
          Securities sold under agreements
           to repurchase                      31       21        52       27
          FHLB advances                    1,430      896     2,873    1,585
                                           3,589    2,958     7,215    5,777
     NET INTEREST INCOME                   2,368    2,196     4,702    4,196

     PROVISION FOR LOAN LOSSES                45       15        90       30
     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES             2,323    2,181     4,612     4,166

     NONINTEREST INCOME
         Insurance commissions                28       24        64        63
         Brokerage Commissions                 5       10        13        15
         Net realized gains from sales of
         securities, available for sale      ---      ---       ---         8
         Net realized gains from sales
          of loans                           108       29       228        46
         Loan servicing fees, net             10       10        17        13
         Other                               135       89       268       181
            Total noninterest income         286      162       590       326
     NONINTEREST EXPENSE
         Salaries and employee benefits      985      949     1,823     1,719
         Occupancy and equipment             197      180       382       341
         SAIF deposit insurance premium       28       28        53        54
         Other                               384      304       803       625
            Total noninterest expense      1,594    1,461     3,061     2,739

     INCOME BEFORE INCOME TAXES            1,015      882     2,141     1,753
     Income tax expense                      421      216       884       585
     NET  INCOME                         $   594  $   666  $  1,257  $  1,168

     Basic earnings per common share     $  0.42  $  0.43    $  .88  $   0.75

     Diluted earnings per common share   $  0.40  $  0.40    $  .86  $   0.70

     See accompanying notes to (unaudited) consolidated financial statements.

                                                     4

                              MFB CORP. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                    Six months ended March 31, 1999 and 1998
                                    (In thousands)

                                                       		                         Accumulated
                                                                Unearned   Unearned     Other               Total
                                             Common  Retained     ESOP       RRP  Comprehensive Treasury Shareholders'
                                              STOCK  EARNINGS    SHARES     SHARES     INCOME    STOCK     EQUITY

SIX MONTHS ENDED MARCH 31, 1998
Balance-October 1, 1997                      $ 13,108 $ 22,038  $( 665)   $( 115)     $  73     $ (889)    $ 33,550
Effect of contribution to fund ESOP                -         -     105         -          -         -           105
Market adjustment of 19,513 ESOP shares committed
 to be released                                   149        -       -         -          -         -           149
Amortization of RRP contribution                    -        -       -        38          -         -            38
Issuance of 40,000 shares of common stock-
 stock option exercise                           (544)       -       -         -          -        944          400
Purchase of 38,800 shares of treasury stock         -        -       -         -          -       (943)        (943)
Cash dividends declared -$.165/share                -     (269)      5         -          -          -         (264)
Net income for the three months ended
 March 31, 1998                                     -    1,168       -         -          -          -        1,168
Other comprehensive income net of tax:
Unrealized gains/losses on securities arising
 during the period                                  -        -       -         -         15          -           15
Less reclassification adjustment for
 accumulated gains/losses
 included in net income                             -        -       -         -         (8)         -           (8)
      Other comprehensive income                    -        -       -         -          7          -            7
Comprehensive income                                -        -       -         -          -          -        1,175

Balance at December 31, 1997                 $ 12,713 $ 22,937  $ (555)   $  (77)    $   80    $  (888)    $ 34,210

SIX MONTHS ENDED MARCH 31, 1999
Balance-October 1, 1998                      $ 12,847 $ 23,730   $( 445)   $( 38)    $  (45)   $(5,163)    $ 30,886
Effect of contribution to fund ESOP                -         -       97        -          -          -           97
Market adjustment of 18,470 ESOP shares
 committed to be released                          99        -        -        -          -          -           99
Amortization of RRP contribution                    -        -        -       38          -          -           38
Purchase  of  10,300  shares of  treasury stock     -        -        -        -          -       (536)        (536)
Cash dividends declared -$.18/share                 -     (256)       3        -          -          -         (253)
Net income for the three months ended
 December 31, 1998                                  -    1,257        -        -          -          -        1,257
Other comprehensive income, net of tax:
 Unrealized gains/losses on securities
  arising during the period                         -       -         -        -        (25)         -          (25)
   Other comprehensive income                       -       -         -        -        (25)         -          (25)
Comprehensive income                                -       -         -        -          -          -        1,232

Balance at March 31, 1999                    $ 12,946 $ 24,731   $ (345)     $ -      $ (70)   $(5,699)   $  31,563

                           MFB CORP. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   Six months ended March 31, 1999 and 1998
                                (In thousands)
                                                            Six Months Ended
                                                                March 31,
                                                             1999       1998

   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                            $  1,257   $  1,168
   Adjustments to reconcile net income to net
   cash provided by operating activities
      Depreciation and amortization, net of accretion         (11)       167
      Amortization of  RRP contribution                        39         38
      Provision for loan losses                                90         15
      Market adjustment of ESOPshares committed to be released 99        149
      ESOP  expense                                           100        110
      Net realized gains from sales of securities
       available for sale                                       -         (8)
      Net realized gains from sales of loans                 (228)       (46)
      Loss on investment in limited partnership                 9          -
      Amortization of mortgage servicing rights                20          -
      Origination of loans held for sale                  (21,368)         -
      Proceeds from sales of loans held for sale           15,343     12,276
      Net change in:
           Accrued interest receivable                       (175)       (94)
           Other assets                                      (162)         2
           Accrued expenses and other liabilities            (182)        67
             Net cash  from operating activities           (5,169)    13,844

    CASH FLOWS FROM INVESTING ACTIVITIES
      Net change in interest-bearing time deposits in
       other financial institutions                        (1,000)       (99)
      Net change in loans receivable                       (1,418)   (35,213)
      Purchase of:
           Securities available-for-sale                  (51,832)   (24,246)
           FHLB stock                                        (875)    (1,325)
           Premises and equipment, net                     (1,194)      (304)
      Proceeds from:
           Maturities of securities available for sale      35,545    16,961
           Principal payments of mortgage-backed and
            related securities                              10,848     5,258
           Sales of securities available for sale                -     2,926
                    Net cash from investing activities      (9,926)  (36,042)





                                   (CONTINUED)
                                     6

                           MFB CORP.  AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   Six months ended March 31, 1999 and 1998
                                (In thousands)


						          Six  Months Ended
        						       March 31,
    						             1999      1998


   CASH  FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                                 14,230     4,140
    Net change in securities sold under agreements
     to repurchase                                          1,142     2,338
    Net change in advances from borrowers for
     taxes and insurance                                       50       501
    Purchase of MFB Corp. common stock                       (536)     (943)
    Proceeds from other borrowings                         20,000    35,000
    Repayment of other borrowings                         (13,431)   (8,000)
    Proceeds from stock option exercise                         -       400
    Cash dividends paid                                      (256)     (269)
            Net cash from  financing activities            21,199    33,167

     Net change in cash and cash equivalents                6,104    10,969

   Cash and cash equivalents at beginning of period        17,904     9,483

   Cash and cash equivalents at end of period            $ 24,008   $20,452

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for

           Interest on deposits                         $   7,284  $  5,688
           Income taxes                                       883       709




 The accompanying notes are an integral part of these (unaudited) consolidated financial statements

                           MFB CORP. AND SUBSIDIARY
            NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1999

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

BASIS OF PRESENTATION: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of March 31, 1999 and September 30, 1998, and the consolidated statements of income for the three and six months ended March 31, 1999 and 1998, and the consolidated statements of changes in shareholders' equity and the consolidated statements of cash flows for the six months ended March 31, 1999 and 1998. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the six months ended March 31, 1999 is not necessarily indicative of the results that may be expected for the full year.



NOTE 2 - EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share are computed under a new accounting standard effective beginning with the quarter ended December 31, 1997. All prior earnings per common share amounts have been restated to be comparable. Basic earnings per common share is based on the net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for earnings per common share calculations as they are committed to be released; unearned shares are not considered outstanding. Recognition and retention plan ("RRP") shares are considered outstanding for earnings per common share calculations as they become vested. Diluted earnings per common share shows the dilutive effect of additional potential common shares issuable under stock options and nonvested shares issued under the RRP. At March 31, 1999 and 1998, the Company had average year-to-date unallocated ESOP shares of 36,717 and 61,032, and average year-to-date nonvested RRP shares of 3,850 and 15,400, respectively, which are excluded from the weighted average number of shares outstanding.

The computations of Basic Earnings per common share and Diluted Earnings per common share for the periods ended March 31, 1999 and 1998 are presented below.

                                          THREE MONTHS ENDED  SIX MONTHS ENDED
                                              MARCH 31,             MARCH 31,
                                            1999     1998        1999       1998
EARNINGS PER SHARE

 Net income available to common
  shareholders                          $ 594,321 $ 665,930   $1,257,024  $1,168,350

Weighted average common shares
 outstanding                            1,424,604 1,551,168    1,423,524    1,555,015

EARNINGS PER SHARE                      $   .42     $  .43       $ .88       $ .75



EARNINGS PER SHARE ASSUMING DILUTION

Net income available to common
 shareholders                          $  594,321  $665,930    $1,257,024 $1,168,350

Weighted average common shares
 outstanding                            1,424,604 1,551,168     1,423,524  1,555,015
Add: dilutive effects of assumed exercises:
      Stock options                        38,130    96,839        37,984     93,416
      Recognition and retention plans       1,136    10,977         1,171     10,065
Weighted average common and dilutive
 potential common shares outstanding    1,463,870 1,658,984     1,462,679  1,658,496

EARNINGS PER SHARE ASSUMING DILUTION     $   .40    $  .40       $  .86      $  .70







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


LIQUIDITY

Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash, deposits with other financial institutions, overnight interest-bearing deposits in other financial institutions and securities, excluding FHLB stock. These assets are commonly referred to as liquid assets. Liquid assets were $72.4 million as of March 31, 1999 compared to $59.7 million as of September 30, 1998. This $12.7 million increase was primarily due to a $7.1 million increase in cash and interest-bearing deposits in other financial institutions and a $5.6 million increase in securities. Management believes the liquidity level of $72.4 million as of March 31, 1999 is sufficient to meet anticipated liquidity needs.

A standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings and borrowings due within one year. The minimum required ratio is currently set by Office of Thrift Supervision regulation at 4%. At March 31, 1999, the Bank's liquidity ratio was 26.66%. and the short-term liquidity was 13.98%. Therefore, the Bank's liquidity is well above the minimum regulatory requirements.

Short-term borrowings or long-term debt may be used to compensate for reduction in other sources of funds such as deposits and to assist in asset/liability management. During the year ended September 30, 1996 the Bank instituted a capital leveraging strategy that involved the purchase of earning assets funded primarily with FHLB advances. As of March 31, 1999, total FHLB borrowings amounted to $104.2 million , $27.2 million of which were used as part of this strategy. The remaining $77.0 million was used primarily to fund loan portfolio growth. The Bank had commitments to fund loan originations with borrowers totaling $61.6 million at March 31, 1999, including $34.1 million in available consumer and commercial lines of credit. In the opinion of management, the Company has sufficient cash flow and other cash resources to meet current and anticipated loan funding commitments, deposit customer withdrawal requirements and operating expenses. At September 30, 1998, total FHLB borrowings totaled $92.7 million, $24.5 million of which were used as part of the capital leveraging strategy, with the remaining $68.2 million used to fund loan growth.

                                      10
The cash flow statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the changes in the cash flow statements for the six months ended March 31, 1999 and 1998 follows.

During the six months ended March 31, 1999, net cash and cash equivalents increased $6.1 million from $17.9 million at September 30, 1998 to $24.0 million at March 31, 1999.

The Company experienced a $5.2 million net decrease in cash from operating activities for the period ended March 31, 1999, compared to a $13.8 million net increase for the period ended March 31, 1998. The decrease in the most recent period was primarily attributable to the origination of $21.4 million of loans held for sale and $228,000 in net gains from the sale of these loans, offset by $15.3 million in proceeds realized from the sale of mortgage loans and net income of $1.3 million. The increase of $13.8 million for the period ended March 31, 1998 was primarily attributable to $12.3 million in proceeds from the sale of mortgage loans and $1.2 million in net income during the period.

The $9.9 million net decrease in cash from investing activities during the six months ended March 31, 1999 is primarily related to purchases of securities, interest-bearing time deposits and buildings and equipment totaling $54.0 million along with the $1.4 million increase in loan originations exceeding principal payments, offset by $35.5 million of security maturities and $10.8 million of principal payments of mortgage-backed and related securities. For the six months ended March 31, 1998, there was a $36.0 million net decrease in cash from investing activities. This decrease was primarily attributable to the $35.2 million increase in loan originations exceeding principal payments and the $25.6 million purchase of securities and FHLB stock, offset by sales and maturities of securities totaling $20.0 million and mortgage-backed securities principal payments of $5.3 million.

Financing activities generated net cash of $21.2 million for the period ending March 31, 1999. The net cash was provided primarily from $6.6 million in net new FHLB advances, net deposit increases of $14.2 million and repurchase agreement increases of $1.1 million, offset by $536,000 to repurchase the Company's stock and cash dividend payments of $256,000 during the first two quarters. Net cash generated from financing activities was $33.2 million for the six months ended March 31, 1998. The net cash was provided primarily from $27.0 million in net new FHLB advances, net deposit increases of $4.1 million and net increases of securities sold under repurchase agreements of $2.3 million. Offsetting these increases was $943,000 used to repurchase the Company's stock and $269,000 in cash dividend payments.


CAPITAL RESOURCES

Total shareholders' equity increased from $30.9 million as of September 30, 1998 to $31.6 million as of March 31, 1999 mainly from net income of $1.3 million offset by the repurchase of 24,800 shares of outstanding common stock during this period at a cost of $536,000, along with the payment of cash dividends of $256,000.

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


                                      11

The Bank's actual capital and required capital amounts and ratios at March 31, 1999 and 1998 are presented below:
                                   	                  Requirement to be
                                        	       Well Capitalized Under
                                 Requirement for Capital  Prompt Corrective
                        ACTUAL       ADEQUACY PURPOSES   ACTION PROVISIONS
                    AMOUNT  RATIO    AMOUNT    RATIO     AMOUNT    RATIO
                                  (Dollars in thousands)
As of March 31, 1999

Tier I Capital    $ 29,440  8.73%  $  13,491   4.00%     $16,863   5.00%
Tier I Risk-Based
 Capital            29,984 15.61%  $   7,541   4.00       11,312   6.00
Total Risk-Based
 Capital            29,984 15.90%  $  15,084   8.00       18,855  10.00

As of March 31, 1998
Tier I Capital    $ 30,824 10.61%   $ 11,624   4.00%    $ 14,529   5.00%
Tier I Risk-Based
 Capital            31,224 20.91%      5,897   4.00        8,845   6.00
Total Risk-Based
 Capital            31,224 21.18%     11,794   8.00       14,742  10.00

AS OF MARCH 31, 1999, MANAGEMENT IS NOT AWARE OF ANY CURRENT RECOMMENDATIONS BY REGULATORY AUTHORITIES WHICH, IF THEY WERE TO BE IMPLEMENTED, WOULD HAVE, OR ARE REASONABLY LIKELY TO HAVE, A MATERIAL ADVERSE EFFECT ON THE COMPANY'S LIQUIDITY, CAPITAL RESOURCES OR OPERATIONS.


MATERIAL CHANGES IN FINANCIAL CONDITION

MARCH 31, 1999 COMPARED TO SEPTEMBER 30, 1998

Total assets increased $19.7 million from $315.0 million as of September 30, 1998 to $337.4 million as of March 31, 1999.

Loans held for sale increased by $6.2 million from $13.5 million at September 30, 1998 to $19.7 million at March 31, 1999 due to the origination of loans held for sale exceeding the proceeds generated from the sale of mortgage loans during the period. Loan sales are conducted from time to time in an effort to manage interest rate risk and to generate servicing fee income. During the six month period ended March 31, 1999, these loan sales resulted in net realized gains of $228,000, including the recording of mortgage servicing rights income. Total net loans increased from $245.1 million to $252.6 million during this same six month period, an increase of $7.5 million. Securities available for sale increased from $41.8 million at September 30, 1998 to $47.4 million at March 31, 1999, an increase of $5.6 million. The investment and loan growth has been funded primarily by the growth in total savings deposits and additional borrowings through Federal Home Loan Bank advances.

Total liabilities increased from $284.1 million at September 30 , 1998 to $305.9 million at March 31, 1999. Significant liability changes included the addition of $8.0 million in savings , NOW and MMDA deposits, $4.1 million additional time deposits, and $2.1 million additional noninterest bearing demand deposits. Enhancement of our deposit based product offerings and emphasis on core relationships and quality service has contributed to the deposit increases. As mentioned above, net FHLB advances increased by $6.6 million during the period to facilitate the loan and securities growth.

The $104.2 million of Federal Home Loan Bank advances have a weighted average interest rate of 5.38% and mature in eleven years or less. The one-day retail repurchase agreements totaled $3.5 million at March 31, 1999 and have a weighted average interest rate of 4.01%.



                                      12
MATERIAL CHANGES IN RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 1999 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 1998

The Company's consolidated net income for the six months ended March 31, 1999 was $1,257,000 or $.86 per share compared with $1,168,000 or $.70 for the six months ended March 31, 1998. This represents a 22.86% increase in earnings per share for the Corporation.

Net interest income after provision for loan losses for the most recent three month period totaled $2.3 million and $4.6 million compared to $2.2 and $4.2 million for the same periods one year ago. During the three months ended March 31, 1999 total interest income increased by $803,000 compared to the same period one year ago, primarily as a result of a $32.7 million increase in commercial and consumer loan receivables. The Bank continues to place increased emphasis on growing the small business lending division and developing the consumer lending program within the areas serviced by its branches. The desire for local service and local decision making has clearly influenced the growth the Bank has experienced. Total interest expense increased $631,000 reflecting the growth in both savings account deposits and borrowed funds. For the six months ended March 31, 1999 total interest income increased $1.9 million while total interest expense increased $1.4 million.

Noninterest income increased from $162,000 and $326,000 for the three and six months ended March 31, 1998 to $286,000 and $590,000 for the most recent three and six month periods. These increases are primarily due to gains realized on the sale of first mortgage loans, servicing fee income retained on those sold loans, and fees generated from the increasing number of core deposit account relationships. Noninterest expense increased from $1.5 million during the three months ended March 31, 1998 to $1.6 million during the three months ended March 31, 1999, and from $2.7 million to $3.1 million for the comparable six month periods. The noninterest expense increases are primarily attributable to staffing increases, facility upgrades, and expenses incurred in the offering of additional services to the Bank's customers.


SUPPLEMENTAL INFORMATION

The Company continues to maintain asset quality that compares favorably to its industry peer group. The ratio of nonperforming assets to total assets as of March 31, 1999 was .05% compared to .02% as of March 31, 1998.




















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

AS PART OF ITS EFFORTS TO MONITOR AND MANAGE INTEREST RATE RISK, THE COMPANY USES THE
NET PORTFOLIO VALUE ("NPV") METHODOLOGY ADOPTED BY THE OFFICE OF THRIFT SUPERVISION AS PART OF ITS CAPITAL REGULATIONS. IN ESSENCE, THIS APPROACH CALCULATES THE DIFFERENCE BETWEEN THE PRESENT VALUE OF EXPECTED CASH FLOWS FROM ASSETS AND THE PRESENT VALUE OF EXPECTED CASH FLOWS FROM LIABILITIES, AS WELL AS CASH FLOWS FROM OFF-BALANCE-SHEET CONTRACTS. THE DIFFERENCE IS THE NPV. AS OF DECEMBER 31, 1998, (THE MOST RECENTLY AVAILABLE DATA), AFTER A 200 BASIS POINT RATE DECREASE, THE COMPANY'S NPV RATIO WAS 9.01%. IN THE EVENT OF A 200 BASIS POINT INCREASE IN RATES, THE COMPANY'S NPV RATIO WAS 9.16%. MANAGEMENT AND THE BOARD OF DIRECTORS REVIEW THE OTS MEASUREMENTS ON A QUARTERLY BASIS TO DETERMINE WHETHER THE COMPANY'S INTEREST RATE EXPOSURE IS WITHIN THE LIMITS ESTABLISHED BY THE BOARD OF DIRECTORS IN THE COMPANY'S INTEREST RATE RISK POLICY.

THE COMPANY'S ASSET/LIABILITY MANAGEMENT STRATEGY DICTATES ACCEPTABLE LIMITS ON THE AMOUNTS OF CHANGE IN NPV GIVEN CERTAIN CHANGES IN INTEREST RATES. THE TABLE PRESENTED HERE, AS OF DECEMBER 31, 1998, IS AN ANALYSIS OF THE COMPANY'S INTEREST RATE RISK AS MEASURED BY CHANGES IN NPV FOR INSTANTANEOUS AND SUSTAINED PARALLEL SHIFTS IN THE YIELD CURVE, IN 100 BASIS POINT INCREMENTS, UP AND DOWN 400 BASIS POINTS.

INTEREST RATES                                         NPV AS % OF PORTFOLIO
CHANGE IN BASIS           NET PORTFOLIO VALUE             VALUE OF ASSETS
          Points
                                                  NPV
(RATE SHOCK)(1)  $ AMOUNT  $ CHANGE   % CHANGE   RATIO      CHANGE (1)
                           (Dollars in Thousands)

   +400         $ 23,272  $ ( 10,166)  (30)%      7.38%      (247)

   +300           26,923     ( 6,515)  (19)       8.35       (149)

   +200           30,122     ( 3,316)  (10)       9.16        (69)

   +100           32,479       ( 959)   (3)       9.70        (15)

      0           33,438           -     -        9.47          -

   - 100          32,450        (988)   (3)       9.85        (38)

   - 200          31,141      (2,297)   (7)       9.01       ( 84)

   - 300          30,279      (3,159)   (9)       8.67       (118)

   - 400          29,213      (4,225)  (13)       8.28       (157)

(1)  EXPRESSED IN BASIS POINTS
                                      14

   AS ILLUSTRATED IN THE TABLE, THE COMPANY'S NPV DECLINES BOTH IN RISING AND FALLING INTEREST RATE ENVIRONMENTS. THIS PHENOMENON OCCURS PRIMARILY AS A RESULT OF THE HISTORICALLY LOW INTEREST RATE ENVIRONMENT THAT EXISTED AT DECEMBER 31, 1998, THE HEAVY CONCENTRATION OF ADJUSTABLE RATE LOANS IN THE LOAN PORTFOLIO AND THE RELATED PREPAYMENT ASSUMPTION USED IN THE OTS MODEL. SPECIFICALLY, THE TABLE INDICATES THAT, AT DECEMBER 31, 1998, THE COMPANY'S NPV WAS $33.4 MILLION OR 9.85% OF THE MARKET VALUE OF PORTFOLIO ASSETS. BASED UPON THE ASSUMPTIONS UTILIZED, AN IMMEDIATE 200 BASIS POINT INCREASE IN MARKET INTEREST RATES WOULD RESULT IN A $3.3 MILLION OR 9.9% DECLINE IN THE COMPANY'S NPV AND WOULD RESULT IN A 69 BASIS POINT OR 7.0% DECLINE IN THE COMPANY'S NPV RATIO TO 9.16%. SIMILARLY, AN IMMEDIATE 200 BASIS POINT DECREASE IN MARKET INTEREST RATES WOULD RESULT IN A $2.3 MILLION OR 6.9%% DECLINE IN THE COMPANY'S NPV, AND A 84 BASIS POINT OR 8.5% DECLINE IN THE COMPANY'S NPV RATIO TO 9.01%. BOTH PERCENTAGE DECLINES IN THE COMPANY'S NPV AT DECEMBER 31, 1998 WERE WITHIN THE LIMIT IN THE COMPANY'S BOARD-APPROVED GUIDELINES.

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

The Board of Directors and management of the Company believe that certain factors afford the Company the ability to operate successfully despite its exposure to interest rate risk. The Company manages its interest rate risk by originating adjustable rate loans and by selling a portion of its fixed rate one-to-four family real estate loans. While the Company generally originates mortgage loans for its own portfolio, sales of fixed rate first mortgage loans with maturities of 15 years or greater are currently undertaken to manage interest rate risk. Loans classified as held for sale as of March 31, 1999 are $19.6 million. The Company retains the servicing on loans sold in the secondary market and, at March 31, 1999, $38.1 million in such loans were being serviced for others. The Company also maintains capital well in excess of regulatory requirements.

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

A major third party vendor provides the Company's primary data processing. This provider has advised the Company that is has completed the renovation of its system to be year 2000 ready, and is currently in the process of providing users of the system the opportunity to test the system for readiness. The Company has completed testing of the data processing provider's current system for year 2000 readiness. Any new software or systems that may be installed in the future will also be tested prior to implementation.

The Company has negotiated a new contract with its current data processing provider following an extensive search process.

The Company has performed an assessment of its computer hardware and software, and has determined those systems that require upgrade to be year 2000 ready. Such upgrades have either been completed or will be completed by June 30, 1999. In addition, the Company has reviewed other external third party vendors that provide services to the Company (i.e., utility companies, electronic funds transfer providers, and software companies) and has requested or already received certification letters from these vendors that their systems will be year 2000 ready on a timely basis. Testing will be performed with the service providers, if possible, to determine their year 2000 readiness.

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

Based on the Company's review of its computer systems, management believes the cost of the remediation effort to make its systems year 2000 ready will not have an adverse impact on the Company's financial condition, results of operations or liquidity. The Company had already planned to replace many of its computers and associated equipment. As part of a general upgrade to improve system efficiency, costs directly related to year 2000 issues are not expected to exceed $50,000. These cost and time estimates are based on management's best estimates and could differ from those actually incurred.

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

      (a) The voting results on each of the matters which were submitted to the shareholders can be found in Form 10-Q filed for the quarter ended December 31, 1998.


Item 5.   Other Information.

      None

Item 6. Exhibits and Reports on Form 8-K

      (a) MFB Corp. filed one Form 8-K reports during the quarter ended March 31, 1999.



      Date of report:      February  18, 1999
      Items reported: News release dated January 20, 1999 regarding the announcement of first quarter earnings and the declaration of a $.09 per share cash dividend payable on February 16, 1999 to holders of record on February 2, 1999.

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