Form 10-Q
period 1999-06-30
MFB CORP
filed 1999-08-16
CIK 916396

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


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

            (1)   Yes   X                            No
            (2)   Yes   X                            No

The number of shares of the registrant's common stock, without par value, outstanding as of June 30, 1999 was 1,431,953.

                           MFB CORP. AND SUBSIDIARY
                                   FORM 10-Q

                                     INDEX


                                                                   PAGE NO.

PART I.  FINANCIAL INFORMATION                                        3

 Item 1.  Financial Statements                                        3

    Consolidated Balance Sheets, (Unaudited)
    June 30, 1999 and September 30, 1998                              3

    Consolidated Statements of Income, (Unaudited)
    Three and nine months ended June 30, 1999 and 1998                4

    Consolidated Statements of Changes in Shareholders' Equity,
    (Unaudited) Nine months ended June 30, 1999 and 1998              5

    Consolidated Statements of Cash Flows, (Unaudited)
    Nine months ended June 30, 1999 and 1998                          6

    Notes to Unaudited Consolidated Financial Statements June 30 1999 8

 Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations         10

   Item 3. Quantitative and Qualitative Disclosures About
              Market Risk                                            14

   Item 4. Year 2000 Readiness                                       16

PART II.  OTHER INFORMATION                                          18

 Items 1-6.                                                          18

 Signatures                                                          19















                                      2
                           MFB CORP. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     June 30, 1999 and September 30, 1998
                               (In thousands)

                                                      June 30,      September 30,
                                                         1999          1998
ASSETS
Cash and due from financial institutions             $  6,415     $   3,019
Interest-bearing deposits in other financial
  institutions - short-term                             2,373        14,885
   Total cash and cash equivalents                   $  8,788     $  17,904
Securities available for sale                          46,314        41,820
Securities held to maturity                             3,482             -
Interest-bearing time deposits in other
 financial institutions                                 1,000             -
Federal Home Loan Bank (FHLB) stock, at cost            5,511         4,636
Loans held for sale,  net of unrealized losses
 of $442,708                                           14,031        13,516
Loans receivable, net of allowance for loan losses
 of $609,000 at 6/31/99 and $454,000 at 9/30/98       251,799       231,610
Accrued interest receivable                             1,363           968
Premises and equipment, net                             4,245         2,795
Mortgage Servicing Rights, net                            292           192
Investment in limited partnership                       1,214         1,222
Other Assets                                              679           298
   Total assets                                    $  338,718    $  314,961

LIABIILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Noninterest-bearing demand deposits               $  7,499     $   4,299
   Savings, NOW and MMDA deposits                      51,335        40,835
   Other time deposits                                137,403       135,532
      Total deposits                                  196,237       180,666
   Securities sold under agreements to repurchase       5,092         2,366
   FHLB advances                                      104,226        97,657
   Advances from borrowers for taxes and insurance      1,117         2,316
   Accrued expenses and other liabilities                 826         1,070
      Total liabilities                               307,498       284,075
Shareholders' equity
   Common stock, 5,000,000 shares authorized;
    shares issued:1,689,417-3/31/99,
                  1,689,417-9/30/98
    shares outstanding: 1,431,953-6/30/99,
                        1,474,217-9/30/98          $   12,995     $  12,847
   Retained earnings - substantially restricted        24,966        23,730
   Accumulated other comprehensive income               ( 373)          (45)
   Unearned Employee Stock Ownership Plan (ESOP) Shares  (294)         (445)
   Unearned Recognition and Retention Plan (RRP) Shares     -           (38)
   Treasury Stock, 257,464 common shares - 6/30/99
                   215,200 common shares - 9/30/98     (6,074)       (5,163)
      Total shareholders' equity                       31,220        30,886
 Total liabilities and shareholders' equity       $   338,718   $   314,961

  The accompanying notes are an integral part of these unaudited consolidated financial statements.
                                      3

                           MFB CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           Three months and Nine months ended June 30, 1999 and 1998
                                 (in thousands)

                                         Three Months Ended Nine Months Ended
                                              June 30,           June 30,
                                           1999     1998       1999    1998
 INTEREST INCOME
         Loans receivable
            First mortgage loans         $ 3,627  $ 3,873    $11,245  $11,128
            Consumer and other loans         333      218        890      616
            Financing leases and
                 Commercial loans          1,077      526      2,831    1,160
         Securities - taxable                880      606      2,498    1,964
         Other interest-bearing assets       158      168        528      496
                                           6,075    5,391     17,992   15,364
 INTEREST EXPENSE
         Deposits                          2,150    2,088      6,440    6,253
         Securities sold under agreements
                to repurchase                 42       20         93       47
         FHLB advances                     1,416    1,053      4,290    2,637
                                           3,608    3,161     10,823    8,937
     NET INTEREST INCOME                   2,467    2,230      7,169    6,427

     PROVISION FOR LOAN LOSSES                65       20        155       50
     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES             2,402    2,210      7,014    6,377

     NONINTEREST INCOME
         Insurance commissions                48       37        112      100
         Brokerage Commissions                 7        8         20       23
         Net  realized gains from sales of
         securities, available for sale        4      ---          4        8
         Net realized gains from sales of
             loans                            26       30        253       76
         Loan servicing fees, net             20       10         37       20
         Other                               153       97        422      282
            Total noninterest income         258      182        848      509
     NONINTEREST EXPENSE
         Salaries and employee benefits      910      794      2,733    2,513
         Occupancy and equipment             228      192        610      534
         SAIF deposit insurance premium       28       27         81       81
         Other                               857      383      1,660    1,008
            Total noninterest expense      2,023    1,396      5,084    4,136

     INCOME BEFORE INCOME TAXES              637      996      2,778    2,750
     Income tax expense                      272      508      1,156    1,094
     NET  INCOME                          $  365   $  488   $  1,622  $ 1,656

     Basic earnings per common share     $  0.26  $  0.31    $  1.14  $  1.06

     Diluted earnings per common share $   0.25 $  0.30       $ 1.10  $  1.02

      See accompanying notes to (unaudited) consolidated financial statements.

                           MFB CORP. AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                   Nine months ended June 30, 1999 and 1998
                                 (In thousands)

                                                                                   Accumulated
                                                               Unearned   Unearned     Other               Total
                                             Common  Retained     ESOP        RRP   Comprehensive Treasury Shareholders'
                                              STOCK  EARNINGS    SHARES     SHARES     INCOME    STOCK     EQUITY
NINE MONTHS ENDED JUNE 30, 1998
Balance-October 1, 1997                     $ 13,108 $ 22,038  $ ( 665)    $( 115)      $ 73     $ (889) $ 33,550
Effect of contribution to fund ESOP                -        -      160          -          -         -        160
Market adjustment of 19,513 ESOP shares committed
 to be released                                  226        -        -          -          -         -        226
Amortization of RRP contribution                   -        -        -         57          -         -         57
Issuance of 58,850 shares of common stock-
 stock option exercise                          (825)       -        -          -          -       1,414      589
Tax benefit related to stock option exercise     381        -        -          -          -           -      381
Purchase of 119,200 shares of treasury stock       -        -        -          -          -      (3,058)  (3,058)
Cash dividends declared -$.25/share                -     (409)       5          -          -           -     (404)
Net income for the three months ended
 June 30, 1998                                     -     1,656       -          -          -           -     1,656
Other comprehensive income net of tax:
 Unrealized gains/losses on securities arising
 during the period                                 -        -        -          -        (49)          -       (49)
   Less reclassification adjustment for
   accumulated gains/losses included in net income -        -        -          -         (8)          -        (8)
      Other comprehensive income                   -        -        -          -        (57)          -       (57)
Comprehensive income                               -        -        -          -          -           -     1,599

Balance at June 30, 1998                     $ 12,890 $ 23,285   $ (500)  $  (58)      $  16     $ (2,533) $33,100
NINE MONTHS ENDED JUNE 30, 1999
Balance-October 1, 1998                      $ 12,847 $ 23,730   $( 445)  $ ( 38)      $ (45)    $ (5,163) $30,886
Effect of contribution to fund ESOP                -        -       148        -           -            -      148
Market adjustment of 18,470 ESOP shares
 committed to be released                        148        -         -        -           -            -      148
Amortization of RRP contribution                   -        -         -       38           -            -       38
Purchase  of 42,264 shares of treasury stock       -        -         -        -           -         (911)    (911)
Cash dividends declared -$.27/share                -     (386)        3        -           -            -     (383)
Net income for the nine months ended June 30 1999  -    1,622         -        -           -            -    1,622
Other comprehensive income, net of tax:
 Unrealized gains/losses on securities arising
 during the period                                 -        -         -        -        (328)           -     (328)
   Other comprehensive income                      -        -         -        -        (328)           -     (328)
Comprehensive income                               -        -         -        -           -            -    1,294

Balance at June 30, 1999                     $ 12,946 $ 24,966   $ (294)     $ _-     $ (373)    $(6,074) $ 31,220

                           MFB CORP. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   Nine months ended June 30, 1999 and 1998
                                (In thousands)

                                                      Nine Months Ended
                                                          June 30,
                                                         1999    1998
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                     $  1,622    $  1,656
   Adjustments to reconcile net income to net
   cash provided by operating activities
      Depreciation and amortization net of accretion   118         277
      Amortization of  RRP contribution                 38          57
      Provision  for loan losses                       166          35
      Market adjustment of ESOP shares committed
        to be released                                 148         226
      ESOP  expense                                    150         165
      Net realized gains from sales of securities
       available for sale                               (4)         (8)
      Net realized gains from sales of loans          (253)        (76)
      Loss on investment in limited partnership          8           -
      Amortization of mortgage servicing rights         29           -
      Provision to adjust loans held for sale
       to lower of cost or market                      443           -
      Origination of loans held for sale           (18,211)          -
      Proceeds from sales of loans held for sale    17,378      20,091
      Net change in:
           Accrued interest receivable                (394)       (179)
           Other assets                               (381)        (43)
           Accrued expenses and other liabilities      (30)        399
             Net cash  from operating activities       827      22,600

   CASH FLOWS FROM INVESTING ACTIVITIES
      Net change in interest-bearing time deposits
       in other financial institutions              (1,000)         -
      Net change in loans receivable               (20,355)   (57,772)
      Purchase of:
           Securities available-for-sale           (62,776)   (33,617)
           Securities held to maturity              (3,482)         -
            FHLB stock                                (875)    (1,737)
            Premises and equipment, net             (1,704)      (433)
      Proceeds from:
        Maturities of securities available for sale  39,036     21,708
        Principal payments of mortgage-backed and
         related securities                          16,853     12,750
        Sales of securities available for sale        1,990      2,926
            Net cash from investing activities      (32,313)   (56,175)

                                   (CONTINUED)
                                     6

                           MFB CORP.  AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   Nine months ended June 30, 1999 and 1998
                                (In thousands)

                                                       Nine  Months Ended
                                                             June 30,
                                                         1999     1998
   CASH  FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                             15,571    3,707
    Net change in securities sold under agreements
     to repurchase                                      2,726    3,144
    Net change in advances from borrowers for taxes
     and insurance                                     (1,199)    (592)
    Purchase of MFB Corp. common stock                   (911)  (3,058)
    Proceeds from other borrowings                     20,000   49,226
    Repayment of other borrowings                     (13,431) (20,000)
      Proceeds from stock option exercise                  -       589
      Cash dividends paid                                (386)    (409)
          Net cash from  financing activities          22,370   32,607

      Net change in cash and cash equivalents          (9,116)    (968)

      Cash and cash equivalents at beginning of period 17,904    9,482

      Cash and cash equivalents at end of period      $ 8,788  $ 8,514

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for
           Interest on deposits                    $   10,871  $  9,013
           Income taxes                                 1,332       826










 The accompanying notes are an integral part of these (unaudited) consolidated financial statements

                           MFB CORP. AND SUBSIDIARY
            NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999

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

BASIS OF PRESENTATION: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of June 30, 1999 and September 30, 1998, and the consolidated statements of income for the three and nine months ended June 30, 1999 and 1998, and the consolidated statements of changes in shareholders' equity and the consolidated statements of cash flows for the nine months ended June 30, 1999 and 1998. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the nine months ended June 30, 1999 is not necessarily indicative of the results that may be expected for the full year.



NOTE 2 - EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share are computed under a new accounting standard effective beginning with the quarter ended December 31, 1997. All prior earnings per common share amounts have been restated to be comparable. Basic earnings per common share is based on the net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for earnings per common share calculations as they are committed to be released; unearned shares are not considered outstanding. Recognition and retention plan ("RRP") shares are considered outstanding for earnings per common share calculations as they become vested. Diluted earnings per common share shows the dilutive effect of additional potential common shares issuable under stock options and nonvested shares issued under the RRP. At June 30, 1999 and 1998, the Company had average year-to-date unallocated ESOP shares of 29,786 and 61,032, and average year-to-date nonvested RRP shares of -0- and 7,700, respectively, which are excluded from the weighted average number of shares outstanding.

The computations of Basic Earnings per common share and Diluted Earnings per common share for the periods ended June 30, 1999 and 1998 are presented below.

                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                            JUNE 30,              JUNE 30,
                                         1999      1998      1999        1998

EARNINGS PER SHARE
 Net income available to common
  shareholders                        $ 365,220  $ 487,454 $1,622,243 $1,655,804


Weighted average common shares
 outstanding                          1,410,289  1,559,215  1,426,748  1 561,619

EARNINGS PER SHARE                     $ .26      $ .31     $  1.14    $ 1.06



EARNINGS PER SHARE ASSUMING DILUTION

Net income available to common
 shareholders                         $ 365,220  $ 487,454 $1,622,243  $1,655,804

Weighted average common shares
 outstanding                          1,410,289  1,559,215  1,426,748 1,561,619
Add: dilutive effects of assumed exercises:


      Stock options                    45,748     67,119      30,352   62,277
      Recognition and retention plans       -      5,488         663   10,540
Weighted average common and dilutive
 potential common shares outstanding 1,456,037  1,631,822  1,457,763 1,675,106

EARNINGS PER SHARE ASSUMING DILUTION  $  .25     $  .30     $  1.10   $  1.02





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


LIQUIDITY

Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash, deposits with other financial institutions, overnight interest-bearing deposits in other financial institutions and securities, excluding FHLB stock. These assets are commonly referred to as liquid assets. Liquid assets were $59.6 million as of June 30, 1999 compared to $59.7 million as of September 30, 1998. Although the total liquid assets were approximately the same at the end of these two periods, an $8.0 million increase in securities and a $1.0 million increase in interest-bearing time deposits during the period ended June 30, 1999 were funded by the decrease of $9.0 million in cash and cash equivalents. Management believes the liquidity level of $59.6 million as of June 30, 1999 is sufficient to meet anticipated liquidity needs.

A standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings and borrowings due within one year. The minimum required ratio is currently set by Office of Thrift Supervision regulation at 4%. At June 30, 1999, the Bank's liquidity ratio was 19.71%. Therefore, the Bank's liquidity is well above the minimum regulatory requirements.

Short-term borrowings or long-term debt may be used to compensate for reduction in other sources of funds such as deposits and to assist in asset/liability management. During the year ended September 30, 1996 the Bank instituted a capital leveraging strategy that involved the purchase of earning assets funded primarily with FHLB advances. As of June 30, 1999, total FHLB borrowings amounted to $104.2 million , $22..3 million of which were used as part of this strategy. The remaining $81.9 million was used primarily to fund loan portfolio growth. The Bank had commitments to fund loan originations with borrowers totaling $63.9 million at June 30, 1999, including $35.5 million in available consumer and commercial lines of credit. In the opinion of management, the Company has sufficient cash flow and other cash resources to meet current and anticipated loan funding commitments, deposit customer withdrawal requirements and operating expenses. At September 30, 1998, total FHLB borrowings totaled $92.7 million, $24.5 million of which were used as part of the capital leveraging strategy, with the remaining $68.2 million used to fund loan growth.

                                      10
The cash flow statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the changes in the cash flow statements for the nine months ended June 30, 1999 and 1998 follows.

During the nine months ended June 30, 1999, net cash and cash equivalents decreased $8.8 million from $17.9 million at September 30, 1998 to $9.1 million at June 30, 1999.

The Company experienced an $827,000 net increase in cash from operating activities for the period ended June 30, 1999, compared to a $22.6 million net increase for the period ended June 30, 1998. The increase in the most recent period was primarily attributable to $17.4 million in proceeds realized from the sale of mortgage loans and net income of $1.6 million, offset by the origination of $18.2 million of loans held for sale and $253,000 in net gains from the sale of these loans. The increase of $22.6 million for the period ended June 30, 1998 was primarily attributable to $20.1 million in proceeds from the sale of mortgage loans and $1.7 million in net income during the period.

The $32.3 million net decrease in cash from investing activities during the nine months ended June 30, 1999 is primarily related to purchases of securities, interest-bearing time deposits, buildings and equipment and FHLB stock totaling $69.8 million along with the $20.3 million increase in loan originations exceeding principal payments, offset by $39.0 million of security maturities, $16.9 million of principal payments of mortgage-backed and related securities and $2.0 million of security sales. For the nine months ended June 30, 1999, there was a $56.2 million net decrease in cash from investing activities. This decrease was primarily attributable to the $57.8 million increase in loan originations exceeding principal payments and the $35.3 million purchase of securities and FHLB stock, offset by sales and maturities of securities totaling $24.6 million and mortgage-backed securities principal payments of $12.7 million.

Financing activities generated net cash of $22.5 million for the period ending June 30, 1999. The net cash was provided primarily from $6.6 million in net new FHLB advances, net deposit increases of $15.6 million and repurchase agreement increases of $2.7 million, offset by $911,000 to repurchase the Company's stock and cash dividend payments of $386,000 during the first three quarters. Net cash generated from financing activities was $32.6 million for the nine months ended June 30, 1998. The net cash was provided primarily from $29.2 million in net new FHLB advances, net deposit increases of $3.7 million and net increases of securities sold under repurchase agreements of $3.1 million. Offsetting these increases was $3.1 million used to repurchase the Company's stock and cash dividend payments of $409,000 during the period.


CAPITAL RESOURCES

Total shareholders' equity increased from $30.9 million as of September 30, 1998 to $31.2 million as of June 30, 1999 mainly from net income of $1.6 million offset by the repurchase of 42,264 shares of outstanding common stock during this period at a cost of $911,000, along with the payment of cash dividends of $386,000.

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


                                      11

The Bank's actual capital and required capital amounts and ratios at June 30, 1999 and 1998 are presented below:

                                                          Requirement to be
                                                        Well Capitalized Under
                                  Requirement for Capital  Prompt Corrective
                        ACTUAL       ADEQUACY PURPOSES     ACTION PROVISIONS
                    AMOUNT   RATIO    AMOUNT    RATIO      AMOUNT    RATIO
                                  (Dollars in thousands)
As of June 30, 1999
 Tier I Capital    $  30,182  8.90%  $  13,558        4.00% $16,947   5.00%
 Tier I Risk-Based
  Capital             30,791 15.42%   $  7,829        4.00   11,744   6.00
 Total Risk-Based
  Capital             30,791 15.73%  $  15,658        8.00   19,573  10.00

As of June 30, 1998
  Tier I Capital    $ 30,473 10.49%   $ 11,619       4.00%  $14,523   5.00%
  Tier I Risk-Based
   Capital            30,893 18.40%      6,625       4.00     9,938   6.00
  Total Risk-Based
   Capital            30,893 18.65%     13,250       8.00    16,563  10.00

AS OF JUNE 30, 1999, MANAGEMENT IS NOT AWARE OF ANY CURRENT RECOMMENDATIONS BY REGULATORY AUTHORITIES WHICH, IF THEY WERE TO BE IMPLEMENTED, WOULD HAVE, OR ARE REASONABLY LIKELY TO HAVE, A MATERIAL ADVERSE EFFECT ON THE COMPANY'S LIQUIDITY, CAPITAL RESOURCES OR OPERATIONS.


MATERIAL CHANGES IN FINANCIAL CONDITION

MARCH 31, 1999 COMPARED TO SEPTEMBER 30, 1998

Total assets increased $23.7 million from $315.0 million as of September 30, 1998 to $338.7 million as of June 30, 1999.

Total net loans increased from $245.1 million to $265.8 million during the nine month period ending June 30, 1999, and increase of $20.7 million. Net loans held for sale increased by $500,000 from $13.5 million at September 30, 1998 to $14.0 million at June 30, 1999 due to the origination of loans held for sale exceeding the proceeds generated from the sale of mortgage loans during the period. Loan sales are conducted from time to time in an effort to manage interest rate risk and to generate servicing fee income. During the nine month period ended June 30, 1999, these loan sales resulted in net realized gains of $253,000, including the recording of mortgage servicing rights income. Securities available for sale increased $4.5 million from $41.8 million at September 30, 1998 to $46.3 million at June 30, 1999, and securities held to maturity increased $3.5 million during the same period. The investment and loan growth has been funded primarily by the growth in total savings deposits and additional borrowings through Federal Home Loan Bank advances.

Total liabilities increased from $284.1 million at September 30 , 1998 to $307.5 million at June 30, 1999. Significant liability changes included the addition of $10.5 million in savings , NOW and MMDA deposits, $3.2 million of additional noninterest bearing demand deposits and $1.9 million in additional time deposits. Enhancement of our deposit based product offerings and emphasis on core relationships and quality service has contributed to the deposit increases. As mentioned above, net FHLB advances increased by $6.6 million during the period to facilitate the loan and securities growth.

The $104.2 million of Federal Home Loan Bank advances have a weighted average interest rate of 5.38% and mature in ten years or less. The one-day retail repurchase agreements totaled $5.1 million at June 30, 1999 and have a weighted average interest rate of 3.51%.

                                       12
MATERIAL CHANGES IN RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1998

The Company's consolidated net income for the nine months ended June 30, 1999 was $1,622,000 or $1.10 per share compared with $1,656,000 or $1.02 for the nine months ended June 30, 1998. This represents a 7.8% increase in earnings per share for the Corporation.

Net interest income after provision for loan losses for the most recent three month period totaled $2.4 million and $7.0 million compared to $2.2 and $6.4 million for the same periods one year ago. During the three months ended June 30, 1999 total interest income increased by $684,000 compared to the same period one year ago, primarily as a result of a $28.0 million increase in commercial and consumer loan receivables. The Bank continues to place increased emphasis on growing the small business lending division and developing the consumer lending program within the areas serviced by its branches. The desire for local service and local decision making has clearly influenced the growth the Bank has experienced. Total interest expense increased $447,000 reflecting the growth in both savings account deposits and borrowed funds. For the nine months ended June 30, 1999 total interest income increased $2.6 million while total interest expense increased $1.9 million.

Noninterest income increased from $182,000 and $509,000 for the three and nine months ended June 30, 1998 to $258,000 and $848,000 for the most recent three and nine month periods. These increases are primarily due to gains realized on the sale of first mortgage loans, servicing fee income retained on those sold loans, and fees generated from the increasing number of core deposit account relationships. Noninterest expense increased from $1.4 million during the three months ended June 30, 1998 to $2.0 million during the three months ended June 30, 1999, and from $4.1 million to $5.0 million for the comparable nine month periods. The noninterest expense increases are primarily attributable to the recognition of a $443,000 provision to adjust loans held for sale to the lower of cost or market at June 30, 1999, along with staffing increases, facility upgrades and expenses incurred in the offering of additional services to the Bank's customers.


SUPPLEMENTAL INFORMATION

The Company continues to maintain asset quality that compares favorably to its industry peer group. The ratio of nonperforming assets to total assets as of June 30, 1999 was .07% compared to .06% as of June 30, 1998.





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

AS PART OF ITS EFFORTS TO MONITOR AND MANAGE INTEREST RATE RISK, THE COMPANY USES THE
NET PORTFOLIO VALUE ("NPV") METHODOLOGY ADOPTED BY THE OFFICE OF THRIFT SUPERVISION AS PART OF ITS CAPITAL REGULATIONS. IN ESSENCE, THIS APPROACH CALCULATES THE DIFFERENCE BETWEEN THE PRESENT VALUE OF EXPECTED CASH FLOWS FROM ASSETS AND THE PRESENT VALUE OF EXPECTED CASH FLOWS FROM LIABILITIES, AS WELL AS CASH FLOWS FROM OFF-BALANCE-SHEET CONTRACTS. THE DIFFERENCE IS THE NPV. AS OF MARCH 31, 1999, (THE MOST RECENTLY AVAILABLE DATA), AFTER A 200 BASIS POINT RATE DECREASE, THE COMPANY'S NPV RATIO WAS 8.47%. IN THE EVENT OF A 200 BASIS POINT INCREASE IN RATES, THE COMPANY'S NPV RATIO WAS 7.19%. MANAGEMENT AND THE BOARD OF DIRECTORS REVIEW THE OTS MEASUREMENTS ON A QUARTERLY BASIS TO DETERMINE WHETHER THE COMPANY'S INTEREST RATE EXPOSURE IS WITHIN THE LIMITS ESTABLISHED BY THE BOARD OF DIRECTORS IN THE COMPANY'S INTEREST RATE RISK POLICY.

THE COMPANY'S ASSET/LIABILITY MANAGEMENT STRATEGY DICTATES ACCEPTABLE LIMITS ON THE AMOUNTS OF CHANGE IN NPV GIVEN CERTAIN CHANGES IN INTEREST RATES. THE TABLE PRESENTED HERE, AS OF MARCH 31, 1999, IS AN ANALYSIS OF THE COMPANY'S INTEREST RATE RISK AS MEASURED BY CHANGES IN NPV FOR INSTANTANEOUS AND SUSTAINED PARALLEL SHIFTS IN THE YIELD CURVE, IN 100 BASIS POINT INCREMENTS, UP AND DOWN 300 BASIS POINTS.

INTEREST RATES                                         NPV AS % OF PORTFOLIO
CHANGE IN BASIS                  NET PORTFOLIO VALUE           VALUE OF ASSETS
 Points                                             NPV
(RATE SHOCK) (1)   $ AMOUNT  $ CHANGE   % CHANGE   RATIO      CHANGE (1)
                           (Dollars in Thousands)
 +300                18,952  ( 10,118)     (35)      5.98      (266)
 +200                23,299    (5,772)    ( 20)      7.19      (146)
 +100                26,814   ( 2,257)      (8)      8.10       (54)
  0                  29,071      -           -       8.64         -
 -100                29,311       240        1       8.62        (3)
 -200                29,118        48        0       8.47      ( 17)
 -300                29,264       193        1       8.41       (23)

(1)EXPRESSED IN BASIS POINTS

                                      14
   AS ILLUSTRATED IN THE TABLE, THE COMPANY'S NPV DECLINES AT A GREATER LEVEL IN A RISING INTEREST RATE ENVIRONMENT THAN IT RISES IN A FALLING RATE SCENARIO. THIS PHENOMENON OCCURS PRIMARILY AS A RESULT OF THE HISTORICALLY LOW INTEREST RATE ENVIRONMENT THAT EXISTED AT MARCH 31, 1999, THE HEAVY CONCENTRATION OF ADJUSTABLE RATE LOANS IN THE LOAN PORTFOLIO AND THE RELATED PREPAYMENT ASSUMPTION USED IN THE OTS MODEL. SPECIFICALLY, THE TABLE INDICATES THAT, AT MARCH 31, 1999, THE COMPANY'S NPV WAS $29.1 MILLION OR 8.64% OF THE MARKET VALUE OF PORTFOLIO ASSETS. BASED UPON THE ASSUMPTIONS UTILIZED, AN IMMEDIATE 200 BASIS POINT INCREASE IN MARKET INTEREST RATES WOULD RESULT IN A $5.8 MILLION OR 19.8% DECLINE IN THE COMPANY'S NPV AND WOULD RESULT IN A 145 BASIS POINT OR 16.8% DECLINE IN THE COMPANY'S NPV RATIO TO 7.19%. SIMILARLY, AN IMMEDIATE 200 BASIS POINT DECREASE IN MARKET INTEREST RATES WOULD RESULT IN A $47,000 OR .16% INCREASE IN THE COMPANY'S NPV, AND A 17 BASIS POINT OR 2.0% DECLINE IN THE COMPANY'S NPV RATIO TO 8.47%. BOTH PERCENTAGE DECLINES IN THE COMPANY'S NPV AT MARCH 31, 1999 WERE WITHIN THE LIMIT IN THE COMPANY'S BOARD-APPROVED GUIDELINES.

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

The Board of Directors and management of the Company believe that certain factors afford the Company the ability to operate successfully despite its exposure to interest rate risk. The Company manages its interest rate risk by originating adjustable rate loans and by selling a portion of its fixed rate one-to-four family real estate loans. While the Company generally originates mortgage loans for its own portfolio, sales of fixed rate first mortgage loans with maturities of 15 years or greater are currently undertaken to manage interest rate risk. Loans classified as held for sale, net of allowance for for unrealized losses as of June 30, 1999 are $14.0 million. The Company retains the servicing on loans sold in the secondary market and, at June 30, 1999, $39.0 million in such loans were being serviced for others. The Company also maintains capital well in excess of regulatory requirements.

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

The Company has performed an assessment of its computer hardware and software, and has determined those systems that require upgrade to be year 2000 ready. Such upgrades have been completed as of June 30, 1999. In addition, the Company has reviewed other external third party vendors that provide services to the Company (i.e., utility companies, electronic funds transfer providers, and software companies) and has requested or already received certification letters from these vendors that their systems will be year 2000 ready on a timely basis. Testing will be performed with the service providers, if possible, to determine their year 2000 readiness.

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

      None


Item 5.   Other Information.

      None

Item 6. Exhibits and Reports on Form 8-K

      (a) MFB Corp. filed one Form 8-K reports during the quarter ended June
30, 1999.
                Date of report:      May  14, 1999
                Items reported: News release dated April 21, 1999 regarding the announcement of second quarter earnings and the declaration of a $.09 per share cash dividend payable on May 18, 1999 to holders of record on May 4, 1999.

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