Form 10-K
period 1999-09-30
MFB CORP
filed 1999-12-29
CIK 916396

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 1999
                                       or
[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                             (1) Yes    x                No ___
                                      ------
                             (2) Yes    x                No ___
                                      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ________

The aggregate market value of the issuer's voting stock held by non-affiliates, as of December 1, 1999, was $19,374,107.

The number of shares of the registrant's common stock, without par value, outstanding as of December 1, 1999, was 1,415,049 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1999 are incorporated by reference into Part II.

Portions of the Proxy Statement for the 2000 Annual Meeting of the Shareholders are incorporated into Part I and Part III.

                            Exhibit Index on Page 50
                              Page one of 53 pages

                                    MFB CORP.
                                    Form 10-K
                                      INDEX


PART I
Item 1.       Business                                                     1
Item 2.       Properties                                                  39
Item 3.       Legal Proceedings                                           40
Item 4.       Submission of Matters to a Vote of Security Holders         40

PART II

Item 5.       Market for Registrant's Common Equity and Related
                     Stockholder Matters                                  41
Item 6.       Selected Financial Data                                     42
Item 7.       Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                  42
Item 7a.      Quantitative and Qualitative Disclosures
                     About Market Risk                                    42
Item 8.       Financial Statements and Supplementary Data                 44
Item 9.       Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                  44

PART III

Item 10.      Directors and Executive Officers of the Registrant          45
Item 11.      Executive Compensation                                      46
Item 12.      Security Ownership of Certain Beneficial Owners
                     and Management                                       46
Item 13.      Certain Relationships and Related Transactions              46

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports
                     on Form 8-K                                          47
Signatures                                                                49

Exhibit List                                                              50

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

MFB Financial directly, and indirectly through its service corporation subsidiary, offers a number of consumer and commercial financial services. These services include: (i) residential real estate loans; (ii) home equity and second mortgage loans; (iii) construction loans; (iv) commercial loans; (v) loans secured by deposits and other consumer loans; (vi) NOW accounts; (vii) passbook savings accounts; (viii) certificates of deposit; (ix) consumer and commercial demand deposit accounts; (x) individual retirement accounts; (xi) trust services; and (xii) a variety of insurance products and brokerage services through Mishawaka Financial Services, Inc., its service corporation subsidiary. MFB Financial provides these services through its six offices, three in Mishawaka, one in South Bend, one in Elkhart, and one in Goshen, Indiana. The Bank's market area for loans and deposits primarily consists of St. Joseph and Elkhart counties.

The Company's principal source of revenue is interest income from residential mortgage loans, construction loans, commercial loans and consumer loans. At September 30, 1999, $191.5 million, or 70.62% of the Company's total loan portfolio, consisted of mortgage loans on one-to-four family residential real property which are generally secured by first mortgages on the property. A large majority of the residential real estate loans originated by MFB Financial are secured by properties located in St. Joseph and Elkhart Counties.

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

At September 30, 1999, 17.48% of the Company's loan portfolio consist of commercial loans and 6.56% of the loan portfolio consist of consumer loans.

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

MFB Financial also offers fixed-rate loans with a maximum term of thirty years for the purpose of purchasing or refinancing residential properties and building sites. It is the Company's intent to document and underwrite these loans to standards established by Freddie Mac to assure that they meet the investor quality required for sale in the secondary markets.

MFB Financial normally requires private mortgage insurance on all conventional residential first mortgages with loan-to-value ratios in excess of 80%. In accordance with the Homeowners Protection Act of 1998, MFB has adopted policies to assure complete compliance with automatic cancellation provisions, depending on the date the loan was originated. On first mortgages, MFB will generally lend up to 95% of the purchase price, or appraised property value, whichever is less. MFB will also loan up to 97% when the applicants have successfully completed a Home Buyers education course and earn less than the area median income. Second mortgages and home equity loans may be originated with loan-to-values up to 100% with higher yields to compensate for potentially higher risk.

Substantially all of the residential mortgage loans that MFB Financial originates include "due-on-sale" clauses, which give MFB Financial the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

Residential mortgage loans in excess of $500,000 must be approved by a majority of the members of MFB Financial's Board of Directors. Loans under that amount are approved by one or more members of MFB Financial's Loan Committee.

Construction Loans. MFB Financial offers construction loans with respect to owner-occupied residential real estate, to builders or developers constructing such properties and to owners who are to occupy the premises.

Generally, construction loans are 12-month adjustable rate mortgage loans with interest calculated on the amount disbursed under the loan and payable on a monthly basis. Interest rates for such loans are generally tied to the National Prime Rate. A construction loan fee is also charged for these loans. MFB Financial normally requires an 80% loan-to-value ratio for its construction loans. Inspections are made in conjunction with disbursements under a construction loan, and the construction phase is generally limited to six months.

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

Origination and Sale of Loans. Fixed-rate mortgages secured by single family owner occupied dwellings are documented and underwritten to conform to the standards for sale in the secondary market. This provides management with the opportunity to deliver loans with the intent of increasing its servicing portfolio and corresponding fee income and creates liquidity in order in order to fund the acquisition of other assets for the Bank. As loans are originated with the intent of sale in the secondary market, the Bank can choose to manage and eliminate interest rate risk by committing forward sales utilizing a Best Efforts program in which no penalties are incurred for non-delivery of a loan. Adjustable rate mortgages continue to be originated by the Bank utilizing standard industry notes and mortgages. They also can be sold to private institutional investors should the Bank desire additional liquidity or held in portfolio and provide yields that should better reflect changing market conditions.

MFB Financial confines its loan origination activities primarily in St. Joseph and Elkhart Counties and the surrounding area. A full service branch facility was opened in Elkhart, Indiana in June 1999, and another full service office will be opened in South Bend, Indiana in January 2000. MFB's loan originations are generated from referrals from builders, developers, real estate brokers, existing customers, and limited newspaper and periodical advertising. All loan applications are underwritten at MFB Financial's main office.

A savings institution generally may not make any loan to a borrower or its related entities if the total of all such loans exceeds 15% of its capital (plus up to an additional 10% of capital in the case of loans fully collateralized by readily marketable collateral); provided, however, that loans up to $500,000, regardless of the percentage limitations, may be made and certain housing development loans of up to $30 million or 30% of capital, whichever is less, are permitted. MFB Financial's portfolio of loans currently contains no loans that exceed the 15% of capital limitation.

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

Non-performing assets. At September 30, 1999, $196,000 or .06% of the Company's total assets, were non-performing assets (loans delinquent more than 90 days, non-accrual loans, real estate owned ("REO") and troubled debt restructurings). At September 30, 1999, the Company had no impaired loans. At September 30, 1999, the Bank has one real estate owned property with a value of $100,000. Such real estate is classified by the Company as "real estate owned" or "REO" until it is sold. When property is so acquired, the value of the asset is recorded on the books of the Company at fair value. Interest accrual ceases when the collection of interest becomes doubtful. All costs incurred from the date of acquisition in maintaining the property are expensed.

Classified assets. Federal regulations and MFB Financial's Classification of Assets policy provide for the classification of loans and other assets such as debt and equity securities considered by the Office of Thrift Supervision ("OTS") to be of lesser quality as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the association will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention" by management. At
September 30, 1999, the Bank had classified $100,000 of its assets as "substandard", $0 as "doubtful", and $0 as "loss".

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

Allowance for Loan Losses

The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision is determined in conjunction with management's review and evaluation of current economic conditions (including those of MFB Financial's lending area), changes in the character and size of the loan and lease portfolio, delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan and lease portfolio. The provision for loan losses was increased from $120,000 during the period ended September 30, 1998 to $230,000 at September 30, 1999 due to the substantial increase in the volumes of commercial and consumer loans. In management's opinion, MFB Financial's allowance for loan losses is adequate to absorb anticipated future losses existing at September 30, 1999.

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

Liquidity. Federal regulations require FHLB-member savings institutions to maintain an average daily balance of liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable savings deposits plus short-term borrowings. Liquid assets include cash, U.S. Treasury obligations, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances and specified state or federal agency obligations. Subject to various restrictions, FHLB-member savings institutions may also invest in certain corporate debt securities, commercial paper, mutual funds, mortgage-related securities, and first lien residential mortgage loans. This liquidity requirement may be changed from time-to-time by the OTS to any amount within the range of 4% to 10%, and is currently 4%. As of September 30, 1999, the Bank had liquid assets of $34.9 million and a regulatory liquidity ratio of 16.87%, well above the minimum regulatory requirements.

Sources of Funds

General. Deposits have traditionally been MFB Financial's primary source of funds for use in lending and investment activities. In addition to deposits, MFB Financial derives funds from scheduled loan payments, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the FHLB of Indianapolis may be used to compensate for reductions in deposits or deposit inflows at less than projected levels. In addition, the Bank has in place a capital leveraging strategy that involves the purchase of earning assets funded primarily with FHLB borrowings. This strategy has contributed to net earnings and helps improve the overall return on equity.

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

MFB Financial's borrowings consist mainly of advances from the FHLB of Indianapolis upon the security of a blanket collateral agreement of a percentage of unencumbered loans and investment securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. There are regulatory restrictions on advances from the Federal Home Loan Banks, See "Regulation--Federal Home Loan Bank System" and "--Qualified Thrift Lender." At September 30, 1999, MFB Financial had $104.2 million in Federal Home Loan Bank borrowings outstanding. MFB Financial does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

With selected business entities, MFB Financial has entered into repurchase agreements. These agreements are all one day retail repurchase agreements, are accounted for as borrowings by the Bank, and are secured by certain investment securities of the Bank. At September 30, 1999, the Bank had $6.6 million in repurchase agreements outstanding.

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

The Bank's only subsidiary, Mishawaka Financial Services, Inc. ("Mishawaka Financial"), was organized in 1975 and currently is engaged in the sale of credit life, general fire and accident, car, home and life insurance, as agent to the Bank's customers and the general public. In addition, a range of investment and insurance related products are offered to customers through a contractual relationship established with Financial Network Investment Corporation (FNIC), a full service securities brokerage firm. During fiscal year 1999, Mishawaka Financial received approximately $151,000 in commissions versus approximately $162,000 in commissions received during fiscal year 1998. Since Mishawaka Financial conducts all of its activities as agent for its customers, the Bank is not required to deduct from its capital any portion of this investment. The consolidated statements of income of MFB Corp. included elsewhere herein include the operation of the Bank and Mishawaka Financial. All significant intercompany balances and transactions have been eliminated in the consolidation.

Employees

As of September 30, 1999, MFB Financial employed 93 persons on a full-time basis and 27 persons on a part-time basis. None of MFB Financial's employees are represented by a collective bargaining group. Management considers its employee relations to be excellent.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     A. The following are the average balance sheets for the years ending September 30:



                                                                        1999            1998             1997
                                                                       Average         Average          Average
                                                                     Outstanding     Outstanding      Outstanding
                                                                       Balance         Balance          Balance
                                                                   -------------    ------------    ------------
Assets:                                                                            (In thousands)
Interest-earning assets:
     Interest-bearing deposits                                     $      11,983    $      9,633    $      1,856
     Securities (1)                                                       17,347          13,647          30,765
     Mortgage-backed securities (1)                                       30,461          23,206          22,222
     FHLB stock                                                            5,453           3,446           1,783
     Loans held for sale                                                  15,571           2,401              35
     Loans receivable (2)                                                244,132         220,244         175,726
                                                                   -------------    ------------    ------------
         Total interest-earning assets                                   324,947         272,577         232,387
Non-interest earning assets, net
  of allowance for loan losses                                            11,246           5,320           4,663
                                                                   -------------    ------------    ------------

              Total assets                                         $     336,193    $    277,897    $    237,050
                                                                   =============    ============    ============

Liabilities and shareholders' equity:
Interest-bearing liabilities:
     Savings accounts                                              $      12,277    $     10,737    $     10,359
     NOW and money market accounts                                        36,422          30,065          26,770
     Certificates of deposit                                             137,734         130,350         126,202
     Repurchase agreements                                                 3,892           1,647              97
     FHLB advances                                                       104,894          66,123          34,960
                                                                   -------------    ------------    ------------
         Total interest-bearing liabilities                              295,219         238,922         198,388
Other liabilities                                                          9,351           5,571           4,316
                                                                   -------------    ------------    ------------
     Total liabilities                                                   304,570         244,493         202,704

Shareholders' equity
         Common stock                                                     12,933          12,921          14,015
         Retained earnings                                                24,550          22,958          21,381
         Net unrealized gain(loss) on securities
              available for sale                                             213              56            (100)
         Less common stock acquired by:
              Employee stock ownership plan                                 (352)           (565)           (790)
              Recognition and retention plans                                (11)            (80)           (157)
         Treasury stock                                                   (5,710)         (1,886)             (3)
                                                                   --------------   ------------    ------------
         Total shareholders' equity                                       31,623          33,404          34,346
                                                                   -------------    ------------    ------------

         Total liabilities and shareholders' equity                $     336,193    $    277,897    $    237,050
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

                                                                      --------Year Ended September 30, 1999-------
                                                                         Average                          Average
                                                                         Balance         Interest       Yield/Cost
                                                                                  (Dollars in thousands)
INTEREST-EARNING ASSETS
     Interest-bearing deposits                                        $     11,983    $        613         5.12%
     Securities (1)                                                         17,593           1,048         5.96
     Mortgage-backed securities (1)                                         30,572           1,831         5.99
     FHLB stock                                                              5,453             436         8.00
     Loans held for sale                                                    15,571           1,091         7.01
     Loans receivable (2)                                                  244,132          19,235         7.88
                                                                      ------------    ------------
         Total interest-earning assets                                $    325,304          24,254         7.46
                                                                      ============

INTEREST-BEARING LIABILITIES
     Savings accounts                                                 $     12,277             294         2.39%
     NOW and money market accounts                                          36,422           1,001         2.75
     Certificates of deposit                                               137,734           7,285         5.29
     Repurchase agreements                                                   3,892             148         3.80
     FHLB advances                                                         104,894           5,720         5.45
                                                                      ------------    ------------
         Total interest-bearing liabilities                           $    295,219          14,448         4.89
                                                                      ============    ------------

Net interest-earning assets                                           $     30,085
                                                                      ============

Net interest income                                                                   $      9,806
                                                                                      ============

Interest rate spread (3)                                                                                   2.57%

Net yield on average interest-earning assets (4)                                                           3.01%

Average interest-earning assets to
  average interest-bearing liabilities                                      110.19%

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

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)



                                                                      --------Year Ended September 30, 1998-------
                                                                         Average                          Average
                                                                         Balance         Interest       Yield/Cost
                                                                                  (Dollars in thousands)
INTEREST-EARNING ASSETS
     Interest-bearing deposits                                        $      9,633    $        560         5.81%
     Securities (1)                                                         13,541             900         6.65
     Mortgage-backed securities (1)                                         23,218           1,357         5.84
     FHLB stock                                                              3,446             276         8.01
     Loans held for sale                                                     2,401             178         7.41
     Loans receivable (2)                                                  220,244          17,567         7.98
                                                                      ------------    ------------
         Total interest-earning assets                                $    272,483          20,838         7.65
                                                                      ============

INTEREST-BEARING LIABILITIES
     Savings accounts                                                 $     10,737             271         2.52%
     NOW and money market accounts                                          30,065             852         2.83
     Certificates of deposit                                               130,350           7,265         5.57
     Repurchase agreements                                                   1,647              67         4.07
     FHLB advances                                                          66,123           3,749         5.67
                                                                      ------------    ------------
         Total interest-bearing liabilities                           $    238,922          12,204         5.11
                                                                      ============    ------------

Net interest earning assets                                           $     33,561
                                                                      ============

Net interest income                                                                   $      8,634
                                                                                      ============

Interest rate spread (3)                                                                                   2.54%

Net yield on average interest-earning assets (4)                                                           3.17%

Average interest-earning assets to
  average interest-bearing liabilities                                      114.05%

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

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)



                                                                      --------Year Ended September 30, 1997-------
                                                                         Average                          Average
                                                                         Balance         Interest       Yield/Cost
                                                                         -------         --------       ----------
                                                                                  (Dollars in thousands)
INTEREST-EARNING ASSETS
     Interest-bearing deposits                                        $      1,856    $         96         5.17%
     Securities (1)                                                         30,808           2,112         6.86
     Mortgage-backed securities (1)                                         22,246           1,436         6.46
     FHLB stock                                                              1,783             144         8.08
     Loans held for sale                                                        35               -            -
     Loans receivable (2)                                                  175,726          13,897         7.91
                                                                      ------------    ------------
         Total interest-earning assets                                $    232,454          17,685         7.61
                                                                      ============

INTEREST-BEARING LIABILITIES
     Savings accounts                                                 $     10,359             278         2.68%
     NOW and money market accounts                                          26,770             768         2.87
     Certificates of deposit                                               126,202           7,135         5.65
     Repurchase agreements                                                      97               4         4.12
     FHLB advances                                                          34,960           1,972         5.64
                                                                      ------------    ------------
         Total interest-bearing liabilities                           $    198,388          10,157         5.12
                                                                      ============    ------------

Net interest earning assets                                           $     34,066
                                                                      ============

Net interest income                                                                   $      7,528
                                                                                      ============

Interest rate spread (3)                                                                                   2.49%

Net yield on average interest-earning assets (4)                                                           3.24%

Average interest-earning assets to
  average interest-bearing liabilities                                      117.17%

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

                                                                              Increase (Decrease) in
                                                                                Net Interest Income
                                                                   Total Net           Due to            Due to
                                                                    Change              Rate             Volume
                                                                                   (In thousands)
Year ended September 30, 1999 compared
  to year ended September 30, 1998
      Interest-earning assets
         Interest-bearing deposits                               $        53       $       (73)      $        126
         Securities                                                      148              (101)               249
         Mortgage-backed securities                                      474                34                440
         FHLB stock                                                      160                 -                160
         Loans held for sale                                             913               (10)               923
         Loans receivable                                              1,668              (216)             1,884
                                                                 -----------       ------------      ------------
             Total                                                     3,416              (366)             3,782

      Interest-bearing liabilities
         Savings accounts                                                 23               (14)                37
         NOW and money market accounts                                   149               (26)               175
         Certificates of deposit                                          20              (380)               400
         Repurchase agreements                                            81                (5)                86
         FHLB advances                                                 1,971              (148)             2,119
                                                                 -----------       ------------      ------------
             Total                                                     2,244              (573)             2,817
                                                                 -----------       ------------      ------------

Change in net interest income                                    $     1,172       $       207       $        965
                                                                 ===========       ===========       ============


I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

                                                                              Increase (Decrease) in
                                                                                Net Interest Income
                                                                   Total Net           Due to            Due to
                                                                    Change              Rate             Volume
                                                                    ------              ----             ------
                                                                                   (In thousands)
Year ended September 30, 1998 compared
  to year ended September 30, 1997
      Interest-earning assets
         Interest-bearing deposits                               $       464       $        13       $        451
         Securities                                                   (1,212)              (62)            (1,150)
         Mortgage-backed securities                                      (79)             (140)                61
         FHLB stock                                                      132                (1)               133
         Loans held for sale                                             178                 -                178
         Loans receivable                                              3,670               120              3,550
                                                                 -----------       -----------       ------------
             Total                                                     3,153               (70)             3,223

      Interest-bearing liabilities
         Savings accounts                                                 (7)              (17)                10
         NOW and money market accounts                                    84                (9)                93
         Certificates of deposit                                         130              (102)               232
         Repurchase agreements                                            63                 -                 63
         FHLB advances                                                 1,777                10              1,767
                                                                 -----------       -----------       ------------
             Total                                                     2,047              (118)             2,165
                                                                 -----------       -----------       ------------

Change in net interest income                                    $     1,106       $        48       $      1,058
                                                                 ===========       ===========       ============

II.     INVESTMENT PORTFOLIO

A. The following table sets forth the amortized cost and fair value of securities available for sale:

                                                           At September 30,
                                  1999                           1998                              1997
                      --------------------------       --------------------------      ----------------------------
                         Amortized        Fair          Amortized         Fair          Amortized         Fair
                           Cost           Value           Cost            Value           Cost            Value
                      -----------    ------------      -----------     ----------      ----------     -----------
                                                              (In thousands)
Debt securities
     U.S. Government
       and federal
       agencies       $     7,745    $      7,563      $     4,219     $    4,254      $   23,618     $    23,720
     Mortgage-
       backed              27,112          26,450           22,259         22,267          15,589          15,579
     Other securities           -               -            8,929          8,929               -               -
     Corporate notes        3,959           3,728            5,945          5,863               -               -
                      -----------    ------------      -----------     ----------      ----------     -----------

                           38,816          37,741           41,352         41,313          39,207          39,299

Marketable equity
  securities                  543             429              543            506             300             329
                      -----------    ------------      -----------     ----------      ----------     -----------

                      $    39,359    $     38,170      $    41,895     $   41,819      $   39,507     $    39,628
                      ===========    ============      ===========     ==========      ==========     ===========



The following table sets forth the amortized cost and fair value of securities held to maturity:

                                                           At September 30,
                                  1999                           1998                              1997
                      --------------------------       --------------------------      -------------------------
                         Amortized        Fair          Amortized         Fair          Amortized         Fair
                           Cost           Value           Cost            Value           Cost            Value
                                                              (In thousands)
Debt securities
Corporate notes          $3,984         $3,709         $   -            $   -            $   -            $   -
                         ------         ------         -----            -----            -----            -----
                         $3,984         $3,709         $   -            $   -            $   -            $   -
                         ======         ======         =====            =====            =====            =====


The following table sets forth the amortized cost and estimated market value of Federal Home Loan Bank (FHLB) stock:

                                                           At September 30,
                                  1999                           1998                              1997
                      --------------------------       --------------------------      --------------------------
                                        Estimated                      Estimated                        Estimated
                         Amortized       Market         Amortized        Market         Amortized        Market
                           Cost           Value           Cost            Value           Cost            Value
                                                              (In thousands)
Other securities
FHLB stock, at
   cost               $     5,511    $      5,511      $     4,636     $    4,636      $    2,400     $     2,400
                      ===========    ============      ===========     ==========      ==========     ===========

B. The maturity distribution and weighted average interest rates of debt securities available for sale, excluding mortgage-backed securities, are as follows:

                                          Amount at September 30, 1999, which matures in
               ---------------------------------------------------------------------------------------------------------
                       One               One to             Over Five to            Over 10
                  Year or Less         Five Years             Ten Years               Years                 Totals
               ----------------    ------------------    ------------------    ------------------    -------------------
               Amortized  Fair     Amortized    Fair     Amortized    Fair     Amortized    Fair     Amortized     Fair
                  Cost    Value      Cost       Value      Cost       Value      Cost       Value      Cost        Value
               ----------------    ---------    -----    ---------    -----    ---------    -----    ---------     -----

                                                                (Dollars in thousands)
U.S. Government
  and federal
  agencies       $501     $  501     $2,498     $2,464     $4,000     $3,894     $  746     $  704     $ 7,745     $ 7,563
Corporate
  notes             -          -          -          -          -          -      3,959      3,728       3,959       3,728
                 ----     ------     ------     ------     ------     ------     ------     ------     -------     -------
                 $501     $  501     $2,498     $2,464     $4,000     $3,894     $4,705     $4,432     $11,704     $11,291
                 ====     ======     ======     ======     ======     ======     ======     ======     =======     =======


Weighted
average yield   5.41%                  5.81%                 6.69%                 6.00%                  6.17%




       The maturity distribution and weighted average interest rates of debt securities held to maturity, excluding mortgage-backed securities, are as follows:

                                                 Amount at September 30, 1999, which matures in
                             --------------------------------------------------------------------------------------
                                       One                One to             Over five to
                                 Year or Less           Five Years             Ten Years             Totals
                             --------------------  --------------------  --------------------  --------------------
                             Amortized    Fair     Amortized    Fair      Amortized   Fair     Amortized    Fair
                               Cost       Value      Cost       Value       Cost      Value      Cost       Value
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                              (Dollars in thousands)

Corporate notes              $     501  $     501  $       -  $       -  $   3,483  $   3,208  $   3,984  $   3,709
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

                             $     501  $     501  $       -  $       -  $   3,483  $   3,208  $   3,984  $   3,709
                             =========  =========  =========  =========  =========  =========  =========  =========


Weighted average yield            5.85%                  n/a                  7.13%                 6.97%


The weighted average interest rates are based upon coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

C. Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no investments in securities of any one issuer which exceeded 10% of the shareholders' equity of the Company at September 30, 1999.

III.     LOAN PORTFOLIO

         A. The following table sets for the composition of MFB Corp.'s consolidated loan portfolio and mortgage-backed securities by loan type as of the dates indicated, including a reconciliation of gross loans receivable to net loans receivable after consideration of the allowance for loan losses, deferred net loan fees and loans in process:


                                            ----------------------------------September 30,------------------------------
                                                        1999                      1998                      1997
                                                            Percent                   Percent                     Percent
                                                              of                        of                          of
                                               Amount        Total       Amount        Total        Amount         Total
                                               ------        -----       ------        -----        ------         -----
                                                                                                   (Dollars in thousands)
Mortgage loans
     Residential                            $   191,480      70.62%   $    183,151     78.49%    $    164,598      86.91%
     Residential construction                    11,158       4.12           8,233      3.53            8,245       4.35
     Multi-family                                 3,299       1.22             120       .05              130        .07

Commercial and other loans
     Commercial loans                            47,399      17.48          30,775     13.19            8,833       4.66
     Home equity and second
       mortgage loans                            13,308       4.91           9,067      3.89            7,177       3.79
     Financing leases                                17        .01              83       .03              325        .17
     Other                                        4,461       1.64           1,914       .82               96        .05
                                            -----------    -------    ------------   -------     ------------   --------
         Gross loans receivable                 271,122     100.00%        233,343    100.00%         189,404     100.00%
                                                           =======                   =======                    ========

Less
     Allowance for loan losses                     (638)                      (454)                      (370)
     Deferred net loan fees                        (933)                      (798)                      (653)
     Loans in process                               (87)                      (485)                      (117)
                                            ------------              ------------               ------------

         Net loans receivable               $   269,464               $    231,606               $    188,264
                                            ===========               ============               ============

Mortgage-backed securities
     FHLMC certificates                     $       868               $      2,316               $      3,508
     CMO - REMIC                                 25,582                     19,951                     12,071
                                            -----------               ------------               ------------
         Net mortgage-backed securities     $    26,450               $     22,267               $     15,579
                                            ===========               ============               ============

Mortgage loans
     Adjustable rate                        $   142,756      69.32%   $    153,897     80.36%    $    139,665      80.74%
     Fixed rate                                  63,181      30.68          37,607     19.64           33,308      19.26
                                            -----------    -------    ------------   -------     ------------   --------

         Total                              $   205,937     100.00%   $    191,504    100.00%    $    172,973     100.00%
                                            ===========    =======    ============   =======     ============   ========


                                            --------------------September 30,-------------------
                                                       1996                      1995
                                                             Percent                     Percent
                                                               of                          of
                                              Amount          Total       Amount          Total
                                              ------          -----       ------          -----

Mortgage loans
     Residential                             $    143,751     92.87%    $    119,720      97.60%
     Residential construction                       5,005      3.23            2,106       1.72
     Multi-family                                     163       .10              189        .15

Commercial and other loans
     Commercial loans                                 876       .57              206        .17
     Home equity and second
       mortgage loans                               3,790      2.45              375        .30
     Financing leases                               1,125       .73                -          -
     Other                                             83       .05               74        .06
                                             ------------   -------     ------------  ---------
         Gross loans receivable                   154,793    100.00%         122,670     100.00%
                                                            =======                   =========

Less
     Allowance for loan losses                       (340)                      (310)
     Deferred net loan fees                          (440)                      (370)
     Loans in process                              (1,961)                      (809)
                                             ------------               ------------

         Net loans receivable                $    152,052               $    121,181
                                             ============               ============

Mortgage-backed securities
     FHLMC certificates                      $      5,013               $     11,905
     CMO - REMIC                                   19,061                          -
                                             ------------               ------------
         Net mortgage-backed securities      $     24,074               $     11,905
                                             ============               ============

Mortgage loans
     Adjustable rate                         $    130,336     87.01%    $    113,394      92.78%
     Fixed rate                                    19,459     12.99            8,827       7.22
                                             ------------   -------     ------------  ---------

         Total                               $    149,795    100.00%    $    122,221     100.00%
                                             ============   =======     ============  =========

        B. Loan Maturity. The following table sets forth certain information at September 30, 1999, regarding the dollar amount of loans maturing in MFB Corp.'s consolidated loan portfolio based on the date that final payment is due under the terms of the loan. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.


                                     Balance                        Due during years ended September 30,
                                   Outstanding                                         2003        2005        2010        2015
                                at September 30,                                       and         to          to           and
                                      1999        2000         2001       2002         2004        2009        2014       Following
                                      ----        ----         ----       ----         ----        ----        ----       ---------
                                                                          (In thousands)
Mortgage Loans
      Residential                  $ 191,480    $     29    $   190    $    264    $  1,266    $  10,809    $ 44,664     $ 134,258
      Residential construction        11,158      10,752        406           -           -            -           -             -
      Multi-family                     3,299          80         40       1,132       1,906           71          70             -

Commercial and other Loans
      Commercial loans                47,399      15,529        676       2,743      23,969        3,763         719             -
      Home equity and
          second mortgage             13,308         517        292         366       6,426        5,471          81           155
      Financing leases                    17           -          -           -           -           17           -             -
      Other                            4,461         290        341         781       2,755          215           -            79
                                   ---------    --------    -------    --------    --------    ---------    --------     ---------

      Total                        $ 271,122    $ 27,197    $ 1,945    $  5,286    $ 36,322    $  20,346    $ 45,534     $ 134,492
                                   =========    ========    =======    ========    ========    =========    ========     =========


The following table sets forth, as September 30, 1999, the dollar amount of all loans due after one year which have fixed interest rates and floating or adjustable interest rates.

                                                     Due After September 30, 2000
                                                               Variable
                                              Fixed Rates        Rates           Total
                                                            (In thousands)
Mortgage loans
      Residential                             $     49,093    $   142,358    $  191,451
      Multi-family                                   3,126             93         3,219
      Residential construction                         169            237           406

Commercial and other loans
      Commercial loans                              31,290            580        31,870
      Home equity and second mortgage                8,432          4,359        12,791
      Financing leases                                  17              -            17
      Other                                          4,092             79         4,171
                                              ------------    -----------    ----------

      Total                                   $     96,219    $   147,706    $  243,925
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


                                                                  At September 30,
                                       1999            1998             1997            1996              1995
                                       ----            ----             ----            ----              ----
                                                               (Dollars in thousands)

Accruing loans delinquent
  more than 90 days                 $       96       $     124       $       261     $      198       $       308
Non-accruing loans (1)                       -               -                 -              -                 -
Troubled debt
  restructurings                             -               -                 -              -                 -
                                    ----------       ---------       -----------     ----------       -----------
      Total non-performing
        loans                               96             124               261            198               308
Real estate owned, net                     100             145                 -              -                18
                                    ----------       ---------       -----------     ----------       -----------

      Total non-performing
        assets                      $      196       $     269       $       261     $      198       $       326
                                    ==========       =========       ===========     ==========       ===========

Non-performing loans to
  total loans, net (2)                   .03%             .05%             .14%           .13%              .25%
Non-performing assets to
  total assets                           .06%             .09%             .10%           .09%              .17%


Management believes that the allowance for loan losses balance at September 30, 1999 is adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.


--------------------------------------------------------------------------------
(1) MFB Corp. generally places mortgage loans on a nonaccrual status when serious doubt exists as to their collectibility. At September 30, 1999, there were no loans on nonaccrual.

(2)  Total loans less deferred net loan fees and loans in process.

                2.    Potential Problem Loans

                      As of September 30, 1999, there are no loans where there are serious doubts as to the ability of the borrower to comply with present loan repayment terms, which may result in disclosure of such loans pursuant to Item III.C.1. Consideration was given to loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in Section 1 above. Management believes that these loans do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or management believes that these loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

                3.    Foreign Outstandings

                      None

                4.    Loan Concentrations

                      MFB Corp. historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one-to-four family residential real property. These loans continue to be the major focus of MFB Corp.'s loan origination activities, representing 74.74% of MFB Corp.'s total loan portfolio at September 30, 1999.


         D.     Other Interest-Earning Assets

                There are no other interest-earning assets, other than $100,000 in foreclosed real estate owned, as of September 30, 1999 which would be required to be disclosed under Item III. C.1 or 2 if such assets were loans.

     IV.   SUMMARY OF LOAN LOSS EXPERIENCE

          A. The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions (including those of MFB Corp.'s lending area), changes in the characteristic and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, MFB Corp.'s allowance for loan losses is adequate to absorb anticipated future losses from loans at September 30, 1999.

               The  following  table  analyzes   changes  in  the   consolidated
               allowance for loan losses during the past five years ended September 30, 1999.


                                                              Years Ended September 30,
                                       1999            1998             1997            1996              1995
                                       ----            ----             ----            ----              ----
                                                               (Dollars in thousands)
Balance of allowance at
  beginning of period             $        454     $       370     $         340     $      310      $        280
Add
      Recoveries of loans
        previously charged-
        off--residential real
        estate loans                         -               -                 -              -                 -
Less charge offs
      Residential real estate
        loans                                -               -                 -              -                 -
      Commercial real estate
        loans                               45              36                 -              -                 -
      Consumer loans                         1               -                 -              -                 -
                                  ------------     -----------     -------------     ----------      ------------
Net charge-offs                             46              36                 -              -                 -
Provisions for loan losses                 230             120                30             30                30
                                  ------------     -----------     -------------     ----------      ------------

Balance of allowance at
  end of period                   $        638     $       454     $         370     $      340      $        310
                                  ============     ===========     =============     ==========      ============

Net charge-offs to total
  average loans out-
  standing for period                  *.02%             *.02%                 -%             -%                -%
Allowance at end of
  period to total loans, net
  at end of period (1)                 *.24%             *.20%               .20%           .22%              .26%
Allowance to total non-
  performing loans at
  end of period                      664.58%           366.13%            141.76%        171.72%           100.65%



--------------------------------------------------------------------------------
(1)    Total loans less deferred net loan fees and loans in process.
*      Not including loans held for sale

        Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of MFB Corp.'s allowance for loan losses at the dates indicated.

                                                                            September 30,
                               -------------------------------------------------------------------------------------------------
                                      1999                 1998                1997               1996               1995
                               ------------------   -------------------   ----------------  ------------------  ----------------
                                          Percent               Percent            Percent             Percent           Percent
                                         of loans              of loans           of loans            of loans          of loans
                                         in each               in each            in each             in each           in each
                                         category              category           category            category          category
                                         to total              to total           to total            to total          to total
                                Amount    Loans     Amount      Loans     Amount   Loans     Amount    Loans    Amount    Loans
                                ------    -----     ------      -----     ------   -----     ------    -----    ------    -----
                                                                                      (Dollars in thousands)
Balance at end of period
  applicable to

      Residential               $ 110     70.62%     $ 181     78.49%     $ 323    86.91%    $ 311     92.87%    $ 281    97.60%

      Commercial                  387     17.48        213     13.19         19     4.66         1       .57         1      .17

      Multi-family                  3      1.22          1       .05          1      .07         1       .10         1      .15

      Residential construction     11      4.12          8      3.53          1     4.35         1      3.23         1     1.72

      Consumer loans (1)           45      6.56         26      4.74          1     4.01         1      3.23         1      .36

      Unallocated                  82        -          25         -         25         -       25         -        25        -
                                -----   ------       -----   -------      -----   -------    -----    ------     -----   ------

          Total                 $ 638    100.00%     $ 454    100.00%     $ 370   100.00%    $ 340    100.0%     $ 310   100.00%
                                =====   =======      =====   =======      =====   ======     =====    =====      =====   ======


--------------------------------------------------------------------------------
(1) Includes home equity and second mortgage loans, financing leases, and other loans including, education loans and loans secured by deposits.

V.       DEPOSITS

        The average amount of deposits and average rates paid are summarized as follows for the years ended September 30:


                                                            1 9 9 9                    1 9 9 8                 1 9 9 7
                                                            -------                    -------                 -------
                                                      Average    Average         Average    Average      Average    Average
                                                      Amount      Rate           Amount      Rate        Amount      Rate
                                                                               (Dollars in thousands)
         Savings accounts                         $     12,277     2.39%     $     10,737     2.52%   $     10,359    2.68%
         Now and money market accounts                  36,422     2.75            30,065     2.83          26,770    2.89
         Certificates of deposit                       137,734     5.29           130,350     5.57         126,202    5.65
         Demand deposits (noninterest-bearing)           6,763                      3,554                    1,274
                                                  ------------               ------------             ------------

                                                  $    193,196               $    174,706             $    164,605
                                                  ============               ============             ============



        Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at September 30, 1999 is summarized as follows:

                                                               Amount
                                                           (In thousands)

         Three months or less                              $     11,679
         Over three months and through six months                 6,349
         Over six months and through twelve months                5,683
         Over twelve months                                       6,541
                                                           ------------

                                                           $     30,252
                                                           ============

VI.      RETURN ON EQUITY AND ASSETS

          The  ratio  of  net  income  to  average   total  assets  and  average
          shareholders' equity and certain other ratios are as follows:


                                                                September 30,
                                                 1999              1998             1997
                                            ------------       ------------      ------------
                                                            (Dollars in thousands)

Average total assets                        $    336,193       $    277,897      $    237,050
                                            ============       ============       ===========

Average shareholders' equity                $     31,623       $     33,404      $     34,346
                                            ============       ============       ===========

Net income                                  $      2,204       $      2,236      $      2,002
                                            ============       ============       ===========

Return on average total assets                       .66%               .80%             .84%
                                            ============       ============       ===========

Return on average shareholders' equity              6.97%              6.69%            5.83%
                                            ============       ============       ===========

Dividend payout ratio (dividends
  declared per share divided by net
  income per share)                                22.76%             23.26%           26.45%
                                            ============       ============       ===========

Average shareholders' equity
  to average total assets                           9.41%             12.02%           14.49%
                                            ============       ============       ===========



VII.     SHORT-TERM BORROWINGS

         The following table sets forth the maximum month-end balance and average balance of FHLB advances and securities sold under agreements to repurchase at the dates indicated.


                                                                               September 30,
                                                              ---------------------------------------------
                                                                 1999              1998             1997
                                                                 ----              ----             ----
                                                                          (Dollars in thousands)
Maximum Balance:
FHLB advances.............................................    $   110,226     $    92,726       $    47,500
Securities sold under agreements to repurchase..                    7,079           3,882               389

Average Balance:
FHLB advances:............................................        104,894          66,123            34,960
Securities sold under agreements to repurchase............          3,892           1,647                97

Average Rate Paid On:
FHLB advances.............................................           5.45%           5.67%             5.64%
Securities sold under agreements to repurchase............           3.80             4.07             4.12

The following table sets forth the Bank's borrowings at the dates indicated:

                                                                               September 30,
                                                              ----------------------------------------------
                                                                 1999              1998             1997
                                                                 ----              ----             ----
                                                                          (Dollars in thousands)
Amounts Outstanding:
FHLB advances.............................................    $   104,226     $    92,726       $    47,500
Securities sold under agreements to repurchase............          6,566           2,366               389

Weighted Average Interest Rate:
FHLB Advances.............................................           5.37%           5.42%             5.66%
Securities sold under agreements to repurchase............           3.52            4.02              4.25

                                   COMPETITION

MFB Financial originates most of its loans to and accepts most of its deposits from residents of St. Joseph and Elkhart counties in Indiana.

MFB Financial is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, certain non-banking consumer lenders, and other companies or firms, including brokerage houses and mortgage brokers, that provide similar services in St. Joseph and Elkhart Counties with significantly larger resources than MFB Financial. In total, there are 16 financial institutions located in Mishawaka, Indiana, including MFB Financial. These financial institutions consist of six commercial banks, three savings banks and seven credit unions. MFB Financial must also compete with banks and savings institutions in Elkhart and South Bend since media advertising from these cities reaches the Mishawaka community. MFB Financial also competes with money market and mutual funds with respect to deposit accounts and with insurance companies with respect to individual retirement accounts.

Under current federal law, bank holding companies may acquire savings institutions and savings institutions may also acquire banks. Commercial companies may not, however, acquire unitary savings and loan holding companies, such as MFB Corp. Affiliations between banks and savings associations based in Indiana may also increase the competition faced by the Company.

In addition, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana passed a law establishing interstate branching provisions for Indiana state-chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion and authorizes out-of-state banks meeting certain requirements to branch into Indiana by merger or de novo expansion. This new legislation may also result in increased competition for the Holding Company and the Bank.

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

The OTS has extensive authority over the operations of savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Bank was as of January 5, 1999. When these examinations are conducted by the OTS, the examiners may require the Company to provide for higher general or specific loan loss reserves. To fund the operations of the OTS, all savings institutions are subject to a semi-annual assessment, based on the total assets, condition, and complexity of operations. The Bank's OTS assessment for the fiscal year ended September 30, 1999, was approximately $71,000.

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

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, federal legislation which modernizes the laws governing the financial services industry. The new law establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. As a result of this legislation, bank holding companies will be permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities. To the extent the law permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer wider varieties of financial services than are currently offered by MFB and that could aggressively compete in the markets currently served by MFB. The legislation also prohibits the sale of unitary savings and loan holding companies to commercial entities and, to that extent, reduces the number of potential acquirors of MFB. The law also increases commercial banks' access to loan funding by the Federal Home Loan Bank System, and includes new provisions in the privacy area, restricting the ability of financial institutions to share nonpublic personal customer information with third parties.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member financial institutions. At September 30, 1999, the Bank's investment in stock of the FHLB of Indianapolis was $5.5 million.

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

All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. Eligible collateral includes first mortgage loans less than 60 days delinquent or securities evidencing interests therein, securities (including mortgage-backed securities) issued, insured or guaranteed by the federal government or any agency thereof, FHLB deposits, certain small business and agricultural loans of smaller institutions and real estate with readily ascertainable value in which a perfected security interest may be obtained. Other forms of collateral may be accepted as over collateralization or, under certain circumstances, to renew outstanding advances. All long-term advances are required to provide funds for residential home financing and the FHLB has established standards of community service that members must meet to maintain access to long-term advances.

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

In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the SAIF. During 1998, Financial Corporation payments for SAIF members approximated 6.10 basis points, while BIF members paid
1.22 basis points. By law, there will be equal sharing of Financing Corporation payments between the members of both insurance funds January 1, 2000. The Bank's annual deposit insurance premium for the year ended September 30, 1999, including the Financial Corporation payments, was approximately $113,000 based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

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

Regulatory Capital

Currently, savings institutions are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 4% of total assets. Core capital is generally defined as common stockholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits), less nonqualifying intangibles. Under the tangible capital requirement, a savings bank must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights and purchased credit card relationships which may be included subject to certain limits) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings bank to account for the relative risks inherent in the type and amount of assets held by the savings bank. The total risk-based capital requirement requires a savings bank to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories
(0-100%) with a credit risk-free asset such as cash requiring no risk-based capital and an asset with a significant credit risk such as a non-accrual loan being assigned a factor of 100%. At September 30, 1999, based on the capital standards then in effect, the Bank was in compliance with its fully phased-in capital requirements.

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

Prompt Corrective Action

Certain regulatory action is mandated or recommended for savings institutions that are deemed to be well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At each successively lower capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. OTS regulations define these capital levels as follows: (1) well-capitalized institutions must have total risk-based capital of at least 10%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 6% and a leverage ratio of at least 5% and are not subject to any order or written directive of the OTS to maintain a specific capital level for any capital measure; (2) adequately capitalized associations are those that meet the regulatory minimum of total risk-based capital of 8%, core risk-based capital of 4% and a leverage ratio of 4%, but which are not well capitalized; (3) undercapitalized institutions are those that do not meet the requirements for adequately capitalized institutions, but that are not significantly undercapitalized; (4) significantly undercapitalized institutions have total risk-based capital of less than 6%, core risk-based capital of less than 3% and a leverage ratio of less than 3%; and (5) critically undercapitalized institutions are those with tangible capital of less than 2% of total assets. In addition, the OTS can downgrade an institution's designation notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or if the institution is deemed to be in an unsafe or unsound condition. Each undercapitalized institution must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Significantly undercapitalized institutions must restrict the payment of bonuses and raises to their senior executive officers. Furthermore, a critically undercapitalized institution must be placed in conservatorship or receivership within 90 days after reaching such capitalization level, except under limited circumstances. It will also be prohibited from making payments on any subordinate debt securities without the prior approval of the FDIC and will be subject to significant additional operating restrictions. The Bank's capital at September 30, 1999, meets the standards for a well-capitalized institution.

Capital Distributions Regulation

An OTS regulation imposes limitations upon all "capital distributions" by savings institutions, including cash dividends, payments by an institution to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The OTS regulations permit a savings institution to make a capital distribution to its shareholders in a maximum amount that does not exceed the institution's undistributed net income for the prior two years plus the amount of its undistributed income from the current year. The rule requires a savings institution , such as the Bank, that is a subsidiary of a savings and loan holding company to file a notice with the OTS thirty days before making a capital distribution up to the maximum amount described above. The proposed rule would also require all savings institutions, whether a holding company or not, to file an application with the OTS prior to making any capital distribution where the association is not eligible for "expedited processing" under the OTS "Expedited Processing Regulation," where the proposed distribution, together with any other distributions made in the same year, would exceed the "maximum amount" described above, where the institution would be under capitalized following the distribution or where the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS.


Real Estate Lending Standards

OTS regulations require savings institutions to establish and maintain written internal real estate lending policies. Each institution's lending policies must be consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations. The policies must establish loan portfolio diversification standards; establish prudent underwriting standards, including loan-to-value limits, that are clear and measurable; establish loan administration procedures for the institution's real estate portfolio; and establish documentation approval and reporting requirements to monitor compliance with the institution's real estate lending policies.

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

Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings bank subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. See-"Qualified Thrift Lender." At September 30, 1999, the Bank's asset composition was in excess of that required to qualify the Bank as a Qualified Thrift Lender.

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

A savings bank which fails to meet the QTL test must either convert to a bank (but its deposit insurance assessments and payments will be those of and paid to SAIF) or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for a national bank and for a savings bank; (ii) its branching activities shall be limited to those of a national bank; (iii) it shall not be eligible for any new FHLB advances; and (iv) it shall be bound by regulations applicable to national banks respecting payment of dividends. Three years after failing the QTL test the association must (i) dispose of any investment or activity not permissible for a national bank and a savings bank and (ii) repay all outstanding FHLB advances. If such a savings bank is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies.

 A savings bank failing to meet the QTL test may re-qualify as a QTL if it thereafter meets the QTL test. In the event of such re-qualification it shall not be subject to the penalties described above. A savings bank which subsequently again fails to qualify under the QTL test shall become subject to all of the described penalties without application of any waiting period.

At September 30, 1999, 88.24% of the Bank's portfolio assets (as defined on that date) were invested in qualified thrift investment (as defined on that date), and therefore the Bank's asset composition was in excess of that required to qualify the Bank as a QTL. Also, the Bank does not expect to significantly change its lending or investment activities in the near future, and therefore expects to continue to qualify as a QTL, although there can be no such assurance.

Community Reinvestment Act Matters

Under current law, ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") must be disclosed. The disclosure includes both a four-unit descriptive rating using terms such as satisfactory and unsatisfactory and a written evaluation of each institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. The FHLBs have established an "Affordable Housing Program" to subsidize the interest rate of advances to member associations engaged in lending for long-term, low-and moderate-income, owner-occupied and affordable rental housing at subsidized rates. The Bank is participating in this program. The examiners have determined that the Bank has a satisfactory record of meeting community credit needs governing the classification of assets of insured institutions consistent with the requirements.

                                    TAXATION

Federal Taxation

Historically, savings institutions, such as the Bank, had been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, in August, 1996, legislation was enacted that repealed the reserve method of accounting for federal income tax purposes. As a result, the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The recapture is occuring over a six-year period, the commencement of which began with the Bank's taxable year ending September 30, 1999, since the Bank met certain residential lending requirements. In addition, the pre-1988 reserve, for which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) the Bank no longer qualifies as a bank under the Code, or (ii) excess dividends or distributions are paid out by the Bank. The total amount of bad debt to be recaptured is approximately $1,310,000.

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

State Taxation

The Bank is subject to Indiana's Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

MFB's state income tax returns have not been audited in the last five years.

Item 2.  Properties.

At September 30, 1999, MFB Financial conducted its business from its main office at 121 South Church Street, Mishawaka, Indiana 46544, and five full service branch offices. The main office and four branch offices in Mishawaka, South Bend and Elkhart are owned by MFB Financial, while the Goshen branch office is leased.

The following table provides certain information with respect to MFB Financial's offices as of September 30, 1999:

                                    Year               Approximate
Description and Address            Opened            Square Footage
Main Office
121 S. Church Street
Mishawaka, IN 46544                   1961                13,738

Branch Office
411 W. McKinley Ave.
Mishawaka, IN 46545                   1975                 4,800

Branch Office
402 W. Cleveland Rd.
Mishawaka, IN 46545                   1977                 2,540

Branch Office
2427 Mishawaka Ave.
South Bend, IN 46615                  1978                 2,600

Branch Office
Wal*Mart Super Store
2304 Lincolnway East
Goshen, In. 46526                     1997                   500

Branch Office
25990 County Road 6
Elkhart, In. 46514                    1999                 3,250

MFB Financial operates six automatic teller machines (ATMs), one at each office listed above. MFB Financial's ATMs participate in the nationwide CIRRUS ATM network.

MFB Financial owns computer and data processing equipment which is used for transaction processing and accounting.

MFB Financial also has contracted for the date processing and reporting services of BISYS, Inc. in Houston, Texas. The cost of these data processing services is approximately $32,000 per month.

Item 3.  Legal Proceedings.

The Bank is involved in various legal actions arising in the normal course of its business. In the opinion of management, the resolutions of these legal actions are in the aggregate not expected to have a material adverse effect on the Company's results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of MFB's shareholders during the quarter ended September 30,1999.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The Bank converted from a federally-chartered mutual savings and loan association to a federally-chartered stock savings bank effective March 24, 1994 (the "Conversion") and simultaneously formed a savings and loan holding company, MFB. MFB's common stock, without par value ("Common Stock"), is quoted on the National Association of Security Dealers Automated Quotation System ("NASDAQ"), National Market System, under the symbol "MFBC." The following table sets forth the high and low bid prices as reported by NASDAQ, and dividends declared per share for Common Stock for the quarters indicated. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

           Quarter                                               Dividends
           Ended            High Trade       Low Trade           Declared
December 31, 1997             $30.38         $22.50           $ .08/share
March 31, 1998                 30.38          26.25             .085/share
June 30, 1998                  27.75          24.00             .085/share
September 30, 1998             25.50          18.00             .085/share
December 31, 1998              23.00          18.00             .085/share
March 31, 1999                 23.00          21.50             .09/share
June 30, 1999                  22.25          21.25             .09/share
September 30, 1999             22.00          19.75             .09/share

As of September 30, 1999, there were approximately 608 shareholders of record of MFB's Common Stock.

Since MFB has no independent operations or other subsidiaries to generate income, its ability to accumulate earnings for the payment of cash dividends to its shareholders is directly dependent upon the earnings on its investment securities and ability of the Bank to pay dividends to MFB.

Under OTS regulations, a converted savings bank may not declare or pay a cash dividend if the effect would be to reduce net worth below the amount required for the liquidation account created at the time it converted. In addition, under OTS regulations, the extent to which a savings bank may make "capital distributions" is limited (See "Regulation - Capital Distributions Regulation.") Prior notice of any dividend to be paid by the Bank will have to be given to the OTS.

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

Item 6.  Selected Financial Data.

The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Data" on page 2 of MFB's Annual Report to Shareholders for its fiscal year ended September 30, 1999 (the "Annual Report").

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference to pages 3 through 16 of the Annual Report.

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

Presented below, as of September 30, 1999, is an analysis of the Bank's interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 300 basis points, in accordance with OTS regulations.

As illustrated in the June 30, 1999 table, the Bank is more sensitive to rising rate changes than declining rates. This occurs primarily because, as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments. When rates decline, the Bank does not experience a significant rise in market value for these loans because borrowers prepay at relatively higher rates. The value of the Bank's deposits and borrowings change in approximately the same proportion in rising and falling rate scenarios.

As illustrated in the June 30, 1998 table, the Company's NPV declines both in rising and falling interest rate environments. This phenomenon occurs primarily as a result of the historically low interest rate environment that existed at June 30, 1998, the heavy concentration of adjustable rate loans in the loan portfolio and the related prepayment assumption used in the OTS model.

Management reviews the OTS measurements and related peer reports on a quarterly basis. In addition to monitoring selected measures of NPV, management also monitors effects on net interest income resulting from increases or decreases in interest rates. This measure is used in conjunction with NPV measures to identify excessive interest rate risk.

                              At June 30, 1999
                            (Dollars in thousands)
           Change in
        Interest Rates
        (Basis Points)               $ Change                   % Change

            +300bp                $(13,302)                       (34%)
            +200 bp                   (8,254)                     (21%)
            +100 bp                   (3,657)                      (9%)
               0 bp
            -100 bp                    1,526                        4%
            -200 bp                    1,525                        4%
            -300 bp                    1,810                        5%



                               At June 30, 1998
                             (Dollars in thousands)
           Change in
        Interest Rates
        (Basis Points)               $ Change                   % Change

            +300bp                $( 7,027)                       (18%)
            +200 bp                   (3,801)                     (10%)
            +100 bp                   (1,125)                      (3%)
               0 bp
            -100 bp                     ( 821)                     (2%)
            -200 bp                   (2,890)                      (8%)
            -300 bp                   (4,847)                     (13%)

Item 8.  Financial Statements and Supplementary Data.

MFB's Consolidated Financial Statements and Notes thereto contained on pages 19 through 43 of the Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

The information required by this item with respect to directors is incorporated by reference to pages 2 through 4 of MFB's Proxy Statement for its 2000 Annual Shareholder Meeting (the "Proxy Statement"). Information concerning MFB's executive officers is included below. Information concerning compliance by such persons with Section 16(a) of the 1934 Act is incorporated by reference to page 7 of the Proxy Statement.

Presented below is certain information regarding the executive officers of MFB and MFB Financial:

       Name                                            Position

Charles J. Viater                President and Chief Executive Officer of MFB
                                   and MFB Financial
Donald R. Kyle                   Executive Vice President and Chief Operating
                                   Officer of MFB Financial
M. Gilbert Eberhart              Secretary of MFB and MFB Financial
Timothy C. Boenne                Vice President and Controller of MFB Financial
Michael J. Portolese             Vice President of MFB Financial
William L. Stockton, Jr.         Senior Vice President of MFB Financial

Charles J. Viater (age 45) has served as President and Chief Executive Officer of MFB Financial since September 1, 1995. Previously, he served as Chief Financial Officer of Amity Bancshares and Executive Vice President of Amity Federal Savings in Tinley Park, Illinois.

Donald R. Kyle (age 52) has served as Executive Vice President and Chief Operating Officer of MFB Financial since July, 1999. Previously, he served as Regional President of a midwest money center bank.

M. Gilbert Eberhart (age 65) has served as Secretary of MFB Financial since 1987 and of MFB since its organization. He is also a dentist based in Mishawaka.

Timothy C. Boenne (age 53) has served as Vice President and Controller of MFB Financial since 1992.

Michael J.  Portolese  (age 48) has served as Vice  President  of MFB  Financial
since  1977.  He  also  serves  as  MFB  Financial's   Support   Services  Group
Administrator, Security Director and Compliance Coordinator.

William L. Stockton, Jr. (age 52) serves as Senior Vice President of MFB Financial and has been in charge of residential lending operations at MFB Financial since 1992.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following financial statements are incorporated by reference as part of this report:

                                                           Pages in the Annual
                                                          Report to Shareholders
Financial Statements

Report of Independent Auditors                                        18

Consolidated Balance Sheets at September 30, 1999 and 1997            19

Consolidated Statements of Income for the Years                       20
     Ended September 30, 1999,
     1998 and 1997

Consolidated Statements of Shareholders' Equity                       21
     for the Years ended September 30, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the                       22-23
     Years ended September 30, 1999, 1998 and 1997

Notes to Consolidated Financial Statements                          24-43


(b) MFB filed four Form 8-K reports during the year ended September 30, 1999. Date of report: December 21, 1998
 Item reported :      News release dated October 21, 1998,  regarding
                      the announcement of its fourth quarter earnings and declaration of an $.085 per share cash dividend, payable on November 17, 1998, to shareholders of record on November 3, 1998.

Date of report: February 18, 1999
 Item reported:       News release dated January 20, 1999 regarding the
                      announcement of first quarter earnings and declaration of a $.09 per share cash dividend payable on February 16, 1999, to holders of record on February 2, 1999.

Date of report: May 14, 1999
Item reported:        News release dated April 21, 1999, regarding the
                      announcement of second quarter earnings and declaration of a $.09 per share cash dividend payable on May 18, 1999 to holders of record on May 4, 1999.

Date of report: August 13, 1999
 Item reported : News release dated July 21, 1999  regarding the announcement of third quarter earnings and declaration of a $.09 per share cash dividend payable on August 17, 1999 to holders of record on August 3, 1999.


(c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page 50

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

                                    MFB CORP.

Date: December 29, 1999                        By: /s/ Charles J. Viater
                                               --------------------------------
                                               Charles J. Viater, President and
                                               Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29th day of December, 1999.



/s/ Charles J. Viater                        /s/ M. Gilbert Eberhart
--------------------------------------       -----------------------------------
Charles J. Viater                             M. Gilbert Eberhart, Director
President, Chief Executive Officer
and Director
(Principal Executive Officer)                /s/ Thomas F. Hums
                                             -----------------------------------
                                              Thomas F. Hums,
                                              Chairman of the Board

/s/ Timothy C. Boenne                        /s/ Jonathan E. Kintner
--------------------------------------       -----------------------------------
Timothy C. Boenne                             Jonathan E. Kintner, Director
Vice President and Controller
(Principal Financial and Accounting
Officer)                                     /s/ Christine A. Lauber
                                             -----------------------------------
                                              Christine A. Lauber, Director


                                             /s/ Michael J. Marien
                                             -----------------------------------
                                              Michael J. Marien, Director


                                             /s/ Marian K. Torian
                                             -----------------------------------
                                              Marian K. Torian, Director


                                             /s/ Reginald H. Wagle
                                             -----------------------------------
                                              Reginald H. Wagle, Director

                                  EXHIBIT LIST
Exhibit Index                                                              Page

     3(l)      The  Articles  of   Incorporation   of  the  Registrant  is
               incorporated   by   Reference   to  Exhibit   3(l)  to  the
               Registration  Statement  on  Form  S-1  (Registration  No.
               33-73098).

     3(2) The Code of By-Laws of Registration is incorporated by reference to Item 7-Exhibit 3 of the October 15, 1995 Securities and Exchange Commission Form 8K Report.

     10(l) MFB Corp. Stock Option Plan is incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement in respect of its 1996 Annual Shareholder Meeting.*

     10(2) MFB Financial Recognition and Retention Plans and Trusts are incorporated by reference to Exhibit B to the Registrants definitive Proxy Statement in respect of its 1996 Annual Shareholder Meeting.*

     10(3) Employment Agreement between MFB Financial and Charles J. Viater is incorporated by reference to Exhibit 10(3) to the Registrant's Form 10-K filed for its fiscal year ended September 30, 1997. *

     10(4) Employment Agreement between MFB Financial and Timothy C. Boenne is incorporated by reference to Exhibit 10(8) to the Registration on Form S-1 (Registration No. 33-73098). First Amendment thereto dated March 31, 1997 is incorporated by reference to Exhibit 10(4) to the Registrant's Form 10-K filed for its fiscal year ended September 30, 1998. *

     10(5) Employment Agreement between MFB Financial and Michael J. Portolese dated December 1, 1998. *

     10(6) Employment Agreement between MFB Financial and William L. Stockton, Jr. is incorporated by reference to Exhibit 10(11) to the Registration Statement on Form S-1 (Registration No. 33-73098). First Amendment thereto dated March 31, 1997 is incorporated by reference to Exhibit 10(6) to the Registrant's Form 10-K filed for its fiscal year ended September 30, 1998.

     10(7) The MFB Corp. 1997 Stock Option Plan is incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement in respect of its 1997 Annual Shareholder Meeting. *

     10(8) Employment Agreement between MFB Financial and Donald R. Kyle dated July 1, 1999. *

     11        Statement regarding computation of earnings per share (**)

     13        Shareholder Annual Report.

     21 Subsidiaries of the Registrant is incorporated by reference to Exhibit 22 to the Registration Statement on Form S-1 (Registration No. 33-73098).

     23        Consent of Crowe, Chizek and Company LLP.

     27        Financial Data Schedule

* Management contracts and plans required to be filed as exhibits are included as Exhibits 10(1) - 10(8).


** See Notes 1 and 2 of Notes to Consolidated Financial Statements, included in the 1999 Shareholder Annual Report included as Exhibit 13.