Form 10-Q
period 1999-12-31
MFB CORP
filed 2000-02-15
CIK 916396

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999


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

            (1)   Yes   X                            No
            (2)   Yes   X                            No

The number of shares of the registrant's common stock, without par value, outstanding as of December 31, 1999 was 1,412,549.

                           MFB CORP. AND SUBSIDIARY
                                   FORM 10-Q

                                     INDEX


                                                                   PAGE NO.

PART I.  FINANCIAL INFORMATION                                        3

 Item 1.  Financial Statements                                        3

    Consolidated Balance Sheets, (Unaudited)
    December 31, 1999 and September 30, 1999                          3

    Consolidated Statements of Income, (Unaudited)
    Three months ended December 31, 1999 and 1998                     4

    Consolidated Statements of Changes in Shareholders' Equity,
    (Unaudited) Three months ended December 31, 1999 and 1998         5

    Consolidated Statements of Cash Flows, (Unaudited)
    Three months ended December 31, 1999 and 1998                     6

    Notes to Unaudited Consolidated Financial Statements
     December 31, 1999                                                8

 Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations         10

   Item 3. Quantitative and Qualitative Disclosures About
             Market Risk                                             15

   Item 4. Year 2000 Readiness                                       17

PART II.  OTHER INFORMATION                                          19

 Items 1-6.                                                          19

 Signatures                                                          20


                                      2


                           MFB CORP. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                   December 31, 1999 and September 30, 1999
                                (In thousands)

                                                    December 31, September 30,
                                                         1999        1999
ASSETS

Cash and due from financial institutions              $  8,989      $ 6,316
Interest-bearing deposits in other financial
  institutions - short-term                              5,631        5,746
   Total cash and cash equivalents                    $ 14,620      $12,062
Securities available for sale                           34,455       38,170
Securities held to maturity                              3,968        3,984
Interest-bearing time deposits in other financial
 institutions                                            1,100        1,000
Federal Home Loan Bank (FHLB) stock, at cost             5,711        5,511
Loans held for sale, net of unrealized losses
 of $310,834 at 12/31/99 and $489,152 at 9/30/99         5,805        8,062
Loans receivable, net of allowance for loan losses
 of $707,000 at 12/31/99 and $638,465 at 9/30/99       282,757      269,464
Accrued interest receivable                              1,482        1,364
Premises and equipment, net                              4,533        4,414
Mortgage Servicing Rights, net of accumulated
 amortization of $65,059 at 12/31/99 and
  $56,571 at 9/30/99                                       435          412
Investment in limited partnership                        1,208        1,213
Other Assets                                               511          798
   Total assets                                     $  356,585  $   346,454

LIABIILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Noninterest-bearing demand deposits                $  7,867      $  7,358
   Savings, NOW and MMDA deposits                       53,984        52,409
   Other time deposits                                 141.383       141,640
      Total deposits                                   203,234       201,407
   Securities sold under agreements to repurchase        8,944         6,566
   FHLB advances                                       111,226       104,226
   Advances from borrowers for taxes and insurance       1,087         2,111
   Accrued expenses and other liabilities                  677           962
      Total liabilities                                325,168       315,272
Shareholders' equity
   Common stock, 5,000,000 shares authorized;
     shares issued:1,689,417-12/31/99 and 9/30/99
     shares outstanding: 1,412,549-12/31/99,
                         1,420,049-9/30/99            $ 13,047     $  13,016
   Retained earnings - substantially restricted         25,981        25,420
   Accumulated other comprehensive income (loss)         ( 978)         (718)
   Unearned Employee Stock Ownership Plan (ESOP) Shares   (173)         (223)
   Treasury Stock, 276,868 common shares - 12/31/99
                   269,368 common shares - 9/30/99      (6,460)       (6,313)
      Total shareholders' equity                        31,417        31,182

       Total liabilities and shareholders' equity   $   356,585   $  346,454

  The accompanying notes are an integral part of these unaudited consolidated financial statements.
                                      3

                           MFB CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 Three months ended December 31, 1999 and 1998
                                 (in thousands)

                                                     Three Months Ended
                                                        December 31,
                                                      1999         1998
  INTEREST INCOME
         Loans receivable
            Mortgage loans                         $  3,798    $  3,886
            Consumer and other loans                    420         274
            Financing leases and Commercial loans     1,448         818
         Securities - taxable                           796         835
         Other interest-bearing assets                   58         147
                                                      6,520       5,960
     INTEREST EXPENSE
         Deposits                                     2,165       2,162
         Securities sold under agreements
                to repurchase                            75          21
         FHLB advances                                1,445       1,443
                                                      3,685       3,626
     NET  INTEREST INCOME                             2,835       2,334

      PROVISION FOR LOAN LOSSES                          75          45
     NET  INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                       2,760       2,289

     NONINTEREST INCOME
         Insurance commissions                           41          39
         Brokerage Commissions                            5           8
         Net realized gains from sales of loans          57         120
         Loan servicing fees, net of amortization        17           7
         Other                                          238         133
          Total noninterest income                      358         304

     NONINTEREST EXPENSE
         Salaries and employee benefits               1,138         838
         Occupancy and equipment                        242         185
         SAIF deposit insurance premium                  29          26
         Provision to adjust loans held for sale
          to lower of cost or market                    112           -
         Other                                          489         418
          Total noninterest expense                   2,010       1,467

     INCOME BEFORE INCOME TAXES                       1,108       1,126
     Income tax expense                                 419         463
     NET  INCOME                                   $    689    $    663

     Basic earnings per common share               $    .49    $    .46
     Diluted earnings per common share             $    .48    $    .45
     See accompanying notes to (unaudited) consolidated financial statements.
                                             4

                           MFB CORP. AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                 Three months ended December 31, 1999 and 1998
                                (In thousands)

                                                              UNEARNED             Accumulated              Total
                                             Common  Retained   ESOP        RRP   Comprehensive Treasury Shareholders'
                                              STOCK  EARNINGS  SHARES     SHARES     INCOME       STOCK     EQUITY
THREE MONTHS ENDED DECEMBER 31, 1998
Balance-October 1, 1998                  $  12,847 $ 23,730  $( 445)    $ ( 38)      $ (45)   $ (5,163)    $ 30,886
Effect of contribution to fund ESOP              -        -      46          -           -           -           46
Market adjustment of 18,513 ESOP shares
 committed to be released                       47        -       -          -           -           -           47
Amortization of RRP contribution                 -        -       -         19           -           -           19
Purchase of 10,300 shares of treasury stock      -        -       -          -           -        (215)        (215)
Cash dividends declared -$.085/share             -     (125)      4          -           -           -         (121)
Comprehensive Income:
 Net income for the three months ended
  December 31, 1998                              -      663       -          -           -           -          663
 Net change in net unrealized gains and losses
  on securities available for sale during the
  period                                         -        -       -          -         (47)          -          (47)
Total Comprehensive income                       -        -       -          -           -           -          616
Balance at December 31, 1998              $ 12,894 $ 24,268  $ (395)     $ (19)      $ (92)   $ (5,378)     $31,278

THREE MONTHS ENDED DECEMBER 31, 1999
Balance-October 1, 1999                   $ 13,016 $ 25,420  $( 223)     $   -      $ (718)   $ (6,314)     $31,181
Effect of contribution to fund ESOP              -        -      48          -           -           -           48
Market adjustment of 17,456 ESOP shares committED
 to be released                                 31        -       -          -           -           -           31
Purchase of 7,500 shares of  treasury stock      -        -       -          -           -        (146)        (146)
Cash dividends declared -$.09/share              -     (128)      2          -           -           -         (126)
Comprehensive Income:
 Net income for the three months
  ended December 31, 1999                        -      689       -          -           -           -          689
 Net change in net unrealized gains and losses
  on securities available for sale during
   the period                                    -        -       -          -         (260)         -         (260)
 Total comprehensive income                      -        -       -          -            -          -         (429)
Balance at December 31, 1999              $ 13,047 $ 25,981  $ (173)       $ -       $ (978)   $(6,460)    $ 31,417

                                        MFB CORP. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              Three months ended December 31, 1999 and 1998
                                             (In thousands)

                                                   Three Months Ended
                                                      December 31
                                                    1999         1998
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                   $    689     $    663
   Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation and amortization, net of accretion  133          (69)
    Amortization of RRP contribution                   -           19
    Provision for loan losses                         75           45
    Market adjustment of ESOP shares committed
     to be released                                   31           47
    ESOP expense                                      50           50
    Net realized gains from sales of securities
      available for sale                               -            -
    Net realized gains from sales of loans           (57)        (120)
    Loss on investment in limited partnership          5            7
    Amortization of mortgage servicing rights          8           11
    Provision to adjust loans held for sale
      to lower of cost or market                     112            -
    Origination of loans held for sale            (3,198)     (14,751)
      Proceeds from sales of loans held for sale 2,963 6,678
    Net change in:
         Accrued interest receivable                (118)         (93)
         Other assets                                456           47
         Accrued expenses and other liabilities     (284)         352
            Net cash from operating activities       865       (7,114)

   CASH FLOWS FROM INVESTING ACTIVITIES
      Net change in interest-bearing time deposits
       in other financial institutions              (100)           -
      Net change in loans receivable             (10,963)        (644)
      Purchase of:
           Securities available-for-sale               -      (29,819)
           Securities held to maturity              (484)           -
           FHLB stock                               (200)        (875)
           Premises and equipment, net              (233)        (402)
      Proceeds from:
        Maturities of securities available for sale  500       15,617
        Maturities of securities held to maturity    500            -
        Principal payments of mortgage-backed
         and related securities                    2,766        5,916
        Sales of securities available for sale         -            -
           Net cash from investing activities     (8,214)     (10,207)

                                (CONTINUED)
                                     6

                           MFB CORP.  AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 Three months ended December 31, 1999 and 1998
                                (In thousands)

                                                 Three Months Ended
                                                    December 31,
                                                     1999         1998
   CASH  FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                       1,827        8,204
    Net change in securities sold under
     agreements to repurchase                    2,378         (687)
    Net change in advances from borrowers
     for taxes and insurance                    (1,024)      (1,072)
    Purchase of MFB Corp. common stock            (146)        (215)
    Proceeds from other borrowings              40,500       20,000
    Repayment of other borrowings              (33,500)      (7,431)
    Cash dividends paid                           (128)        (124)
          Net cash from financing activities     9,907       18,675

    Net change in cash and cash equivalents      2,558        1,354

    Cash and cash equivalents at
     beginning of period                        12,062       17,904

    CASH AND CASH EQUIVALENTS AT END OF PERIOD $14,620      $19,258

   Supplemental disclosures of cash flow information
    Cash paid during the period for
           Interest on deposits              $   3,242    $   3,687
           Income taxes                            120           90
   Supplemental schedule of noncash
   investing activities
               Transfer from:
     Loans held for sale to loans receivable $   2,405            -

 The accompanying notes are an integral part of these (unaudited) consolidated financial statements

                           MFB CORP. AND SUBSIDIARY
            NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999

NOTE 1 - BASIS OF PRESENTATION  AND ACCOUNTING POLICIES

NATURE OF OPERATIONS: MFB Corp. is an Indiana corporation organized in December, 1993, to become a unitary savings and loan holding company. MFB Corp. became a unitary savings and loan holding company upon the conversion of Mishawaka Federal Savings (the "Bank") from a federal mutual savings and loan association to a federal stock savings bank in March, 1994. MFB Corp. is the sole shareholder of the Bank. MFB Corp. and the Bank (collectively referred to as the "Company") conduct business from their main office in Mishawaka, Indiana, and five branch locations in St. Joseph and Elkhart Counties of Indiana. The Bank offers a variety of lending, deposit, trust and other financial services to its retail and commercial customers. The Bank's wholly-owned subsidiary, Mishawaka Financial Services, Inc., is engaged in the sales of credit life, general fire and accident, car, home, and life insurance as agent for the Bank's customers and the general public.

BASIS OF PRESENTATION: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of December 31, 1999 and September 30, 1999, and the consolidated statements of income for the three months ended December 31, 1999 and 1998, and the consolidated statements of changes in shareholders' equity and the consolidated statements of cash flows for the three months ended December 31, 1999 and 1998. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the three months ended December 31, 1999 is not necessarily indicative of the results that may be expected for the full year.



NOTE 2 - EARNINGS PER COMMON SHARE

Basic earnings per common share is based on the net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for earnings per common share calculations as they are committed to be released; unearned shares are not considered outstanding. Recognition and retention plan ("RRP") shares are considered outstanding for earnings per common share calculations as they become vested. Diluted earnings per common share shows the dilutive effect of additional potential common shares issuable under stock options and nonvested shares issued under the RRP. At December 31, 1999 and 1998, the Company had average year-to-date unallocated ESOP shares of 18,675 and 39,028, and average year-to-date nonvested RRP shares of -0- and 2,888, respectively, which are excluded from the weighted average number of shares outstanding.

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below:
                                                    THREE MONTHS ENDED
                                                   DECEMBER 31,

                                                   1999           1998
 BASIC EARNINGS PER SHARE
  Numerator
 Net income available to common shareholders   $  688,826     $  662,703

  Denominator
 Weighted average common shares outstanding     1,420,049      1,467,164
     Less: Average unallocated ESOP shares         18,675         39,028
     Less: Average nonvested RRP shares                 -          2,888

 Weighted average common shares outstanding
    for basic earnings per common share         1,401,374      1,425,248

BASIC EARNINGS PER COMMON SHARE                 $     .49       $    .46


Earnings Per Share Assuming Dilution
Numerator

     Net income                                $  688,826     $  662,703

Denominator
Weighted average common shares outstanding
 for basic earnings per common share            1,401,374      1,425,248
Add: dilutive effects of  assumed exercises
     of stock options                              36,187         44,167
Add: dilutive effects of average nonvested
     RRP share                                         -           1,027
Weighted average common  shares and dilutive
   potential common shares outstanding          1,437,561      1,470,442

DILUTED EARNINGS PER COMMON SHARE               $    .48       $     .45


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The principal business of MFB Financial (the "Bank") has historically consisted of attracting deposits from the general public and the small business community and making loans secured by various types of collateral, including real estate and general business assets. The Bank is significantly affected by prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors, including interest rates paid on competing investments, account maturities, fee structures, and level of personal income and savings. Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles. Sources of funds for lending activities of the Bank include deposits, borrowings, payments on loans and income provided from operations. The Company's earnings are primarily dependent upon the Bank's net interest income, the difference between interest income and interest expense.

Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on such loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on such deposits and borrowings. The Company's earnings are also affected by the Bank's provisions for loan and real estate losses, service charges, retained mortgage loan servicing fees, income from subsidiary activities, operating expenses and income taxes.


LIQUIDITY

Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash, deposits with other financial institutions, overnight interest-bearing deposits in other financial institutions and securities available for sale. These assets are commonly referred to as liquid assets. Liquid assets were $50.2 million as of December 31, 1999 compared to $51.2 million as of September 30, 1999. This $1.0 million decrease was primarily due to a $3.7 million decrease in securities available for sale offset by a $2.5 million increase in cash and cash equivalents. Management believes the liquidity level of $50.2 million as of December 31, 1999 is sufficient to meet anticipated liquidity needs.

A standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings and borrowings due within one year. The minimum required ratio is currently set by Office of Thrift Supervision regulation at 4%. At December 31, 1999, the Bank's liquidity ratio was 15.07%. Therefore, the Bank's liquidity is well above the minimum regulatory requirements.

Short-term borrowings or long-term debt may be used to compensate for reduction in other sources of funds such as deposits and to assist in asset/liability management. During the year ended September 30, 1996 the Bank instituted a capital leveraging strategy that involved the purchase of earning assets funded primarily with FHLB advances. As of December 31, 1999, total FHLB borrowings amounted to $111.2 million , $19.9 million of which were used as part of this strategy. The remaining $91.3 million was used primarily to fund loan portfolio growth. The Bank had commitments to fund loan originations with borrowers totaling $72.1 million at December 31, 1999, including $53.8 million in available consumer and commercial lines of credit. In the opinion of management, the Company has sufficient cash flow and other cash resources to meet current and anticipated loan funding commitments, deposit customer withdrawal requirements and operating expenses. At September 30, 1999, total FHLB borrowings totaled $104.2 million, $20.8 million of which were used as part of the capital leveraging strategy, with the remaining $83.4 million used to fund loan growth.

The cash flow statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the changes in the cash flow statements for the three months ended December 31, 1999 and 1998 follows.

During the three months ended December 31, 1999, net cash and cash equivalents increased $2.5 million from $12.1 million at September 30, 1999 to $14.6 million at December 31, 1999.

The Company experienced an $865,000 net increase in cash from operating activities for the three months ended December 31, 1999, compared to a $7.1 million net decrease for the three months ended December 31, 1998. The increase in the most recent period was primarily attributable to $3.0 million in proceeds realized from the sale of mortgage loans and net income of $689,000 offset by the origination of $3.2 million of loans held for sale. The decrease of $7.1 million for the period ended December 31, 1998 was primarily attributable to the origination of $14.8 million of loans held for sale offset by $6.7 million in proceeds realized from the sale of mortgage loans and net income of $663,000. In the quarter ended September 30, 1999, the Bank adopted a strategy of originating, selling and delivering all fixed rate, owner-occupied residential mortgage loans on a "Best Efforts" basis. This program allows the Bank to commit loans for delivery to investors at prices that are determined prior to loan approval. In the event that loans are not closed and therefore not delivered, the Bank incurs no penalty. The strategy is expected to reduce the interest rate risk exposure of the Bank by minimizing the volume of loans closed and carried in the held for sale portfolio.

The $8.2 million net decrease in cash from investing activities during the three months ended December 31, 1999 is primarily attributable to the $11.0 million increase in loan originations exceeding principal payments offset by $2.8 million of mortgage-backed security principal payments. For the three months ended December 31, 1998, there was a $10.2 million net decrease in cash from investing activities. This decrease was primarily attributable to the purchases of securities and FHLB stock totaling $30.7 million exceeding $15.6 million of security maturities and $5.9 million of principal payments of mortgage-backed and related securities.

Financing activities generated net cash of $9.9 million for the period ending December 31, 1999. The net cash was provided primarily from $7.0 million in net new FHLB advances, net deposit increases of $1.8 million and repurchase agreement increases of $2.4 million, offset by net changes of $1.0 million in property tax escrow funds held for borrowers, $146,000 to repurchase the Company's stock and cash dividend payments of $128,000 during the quarter. Net cash generated from financing activities was $18.7 million for the three months ended December 31, 1998. The net cash was provided primarily from $12.6 million in net new FHLB advances and net deposit increases of $8.2 million, offset by net changes of $1.1 million in funds held for borrower's property tax payments, $215,000 to repurchase the Company's stock and cash dividend payments of $124,000 during the quarter.


CAPITAL RESOURCES

Total shareholders' equity increased from $31.2 million as of September 30, 1999 to $31.4 million as of December 31, 1999 mainly from net income of $689,000 offset by the repurchase of 7,500 shares of outstanding common stock during this period at a cost of $146,000, along with the payment of cash dividends of $128,000.

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The prompt corrective action regulations provide five classifications, including well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of Total capital to risk weighted assets, Tier I (core) capital to risk weighted assets and Tier 1 (core) capital to adjusted total assets.

The Bank's actual capital and required capital amounts and ratios at December 31, 1999 and 1998 are presented below:

                                                               Requirement to be
                                                              Well Capitalized Under
                                      Requirement for Capital    Prompt Corrective
                            ACTUAL       ADEQUACY PURPOSES      ACTION PROVISIONS
                        AMOUNT   RATIO    AMOUNT    RATIO        AMOUNT    RATIO
                                       (Dollars in thousands)
As of December 31, 1999
 Total capital (to
 risk weighted assets) $ 31,469 14.54%  $ 17,311     8.00%       $21,638    10.00%

 Tier 1 (core) capital
 (to risk weighted
  assets)                30,762 14.22%  $  8,655     4.00         12,983     6.00

 Tier 1 (core) capital
 (to Adjusted total
   assets                30,762  8.61%  $ 14,293     4.00         17,866     5.00

As of December 31, 1998
 Total capital (to
 risk weighted assets) $ 29,330 14.65%  $ 16,016     8.00%      $ 20,020    10.00%

 Tier 1 (core) capital
(to risk weighted
 assets)                 28,839 14.41%     8,008     4.00         12,012     6.00

 Tier 1 (core) (to
  Adjusted total assets  28,839  8.62%    13,378     4.00         16,722     5.00

AS OF DECEMBER 31, 1999, MANAGEMENT IS NOT AWARE OF ANY CURRENT RECOMMENDATIONS BY REGULATORY AUTHORITIES WHICH, IF THEY WERE TO BE IMPLEMENTED, WOULD HAVE, OR ARE REASONABLY LIKELY TO HAVE, A MATERIAL ADVERSE EFFECT ON THE COMPANY'S LIQUIDITY, CAPITAL RESOURCES OR OPERATIONS.

MATERIAL CHANGES IN FINANCIAL CONDITION

DECEMBER 31, 1999 COMPARED TO SEPTEMBER 30, 1999

Total assets increased $10.1 million from $346.5 million as of September 30, 1999 to $356.6 million as of December 31, 1999.

Net loans increased from $269.5 million to $282.8 million during the three month period ended December 31, 1999, and increase of $10.9 million. Commercial loans outstanding increased by $9.3 million from $47.4 million at September 30, 1999 to $56.7 million at December 31, 1999. Mortgage loans and home equity loans outstanding increased by $3.7 million during the three months ended December 31, 1999 net of secondary market sales totaling $2.9 million during the first quarter. Consumer loans outstanding also increased by $313,000 from $4.5 million at September 30, 1999 to $4.8 million at December 31, 1999. The growth in all lending divisions, which has been funded primarily by the growth in total savings deposits and additional borrowings through Federal Home Loan Bank advances, is primarily attributable to the Company's reputation as a quality local lender satisfying the market's desire for local service and local decision making. Net loans held for sale decreased from $8.1 million at September 30, 1999 to $5.8 million at December 31, 1999 primarily due to the transfer of seasoned loans (i.e. loans over 12 months old) from the held for sale classification to loans receivable. During the three month period ended December 31, 1999, loan sales resulted in net realized gains of $57,000, including the recording of mortgage servicing rights income. Securities available for sale decreased $3.7 million from $38.3 million at September 30, 1999 to $34.5 million at December 31, 1999, while total cash and cash equivalents increased $2.5 million during the same period.

Total liabilities increased $9.9 million from $315.3 at September 30, 1999 to $325.2 million at December 31, 1999. Total deposits increased from $201.4 million at September 30 , 1999 to $203.2 million at December 31, 1999, primarily due to a $1.6 million increase in Savings, NOW and MMDA deposits during the period. Securities sold under agreements to repurchase also increased from $6.6 million at September 30, 1999 to $8.9 million at December 31, 1999. Enhancement of our deposit based product offerings and emphasis on core relationships and quality service has contributed to the deposit and repurchase agreement increases. FHLB advances increased by $7.0 million during the period to facilitate the loan growth during the period.

The $111.2 million of Federal Home Loan Bank advances have a weighted average interest rate of 5.45% and mature in ten years or less. The one-day retail repurchase agreements are secured by investment securities have a weighted average interest rate of 3.58%.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1998

The Company's consolidated net income for the three months ended December 31, 1999 was $689,000 or $.48 diluted earnings per share compared with $663,000 or $.45 diluted earnings per share for the three months ended Decmeber 31, 1998, representing a 6.67% increase in earnings per share for the Corporation.

Net interest income after provision for loan losses for the most recent three month period totaled $2.8 million compared to $2.3 million for the same period one year ago. During the three months ended December 31, 1999 total interest income increased by $560,000 compared to the same period one year ago, primarily as a result of the redeployment of assets from relatively lower earnings investments into the Bank's loan portfolio. Commercial and consumer loan receivables, including home equity and second mortgage loans, increased $34.5 over the comparative three month periods. Total interest expense increased $59,000 reflecting the growth in savings account deposits and borrowed funds.

Noninterest income increased from $304,000 for the three months ended December 31, 1998 to $358,000 for the most recent three month period, while noninterest expense increased from $1.5 million to $2.0 million for the comparable periods. The $54,000 noninterest income increase is primarily related to fees generated from the growing number of core deposit account relationships and income generated from the Bank's trust department formed in 1999. The noninterest expense increases are primarily attributable to staffing increases and renovated facilities to support lending operations along with expenses incurred in the offering of additional services to the Bank's customers.


SUPPLEMENTAL INFORMATION

The Company continues to maintain asset quality that compares favorably to its industry peer group. The ratio of nonperforming assets to total assets as of December 31, 1999 was .05% compared to .08% as of December 31, 1998.

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

A key element of the Company's asset/liability plan is to protect net earnings from changes in interest rates by managing the maturity or repricing mismatch between its interest-earning assets and rate-sensitive liabilities. The
Company has sought to reduce exposure to its earnings through the use of adjustable rate loans and through the sale of fixed rate loans in the secondary market on a "Best Efforts delivery program" and by extending funding maturities through the use of FHLB advances.

AS PART OF ITS EFFORTS TO MONITOR AND MANAGE INTEREST RATE RISK, THE COMPANY USES THE
NET PORTFOLIO VALUE ("NPV") METHODOLOGY ADOPTED BY THE OFFICE OF THRIFT SUPERVISION AS PART OF ITS CAPITAL REGULATIONS. IN ESSENCE, THIS APPROACH CALCULATES THE DIFFERENCE BETWEEN THE PRESENT VALUE OF EXPECTED CASH FLOWS FROM ASSETS AND THE PRESENT VALUE OF EXPECTED CASH FLOWS FROM LIABILITIES, AS WELL AS CASH FLOWS FROM OFF-BALANCE-SHEET CONTRACTS. THE DIFFERENCE IS THE NPV. AS OF SEPTEMBER 30, 1999, (THE MOST RECENTLY AVAILABLE DATA), AFTER A 200 BASIS POINT RATE DECREASE, THE COMPANY'S NPV RATIO WAS 11.53%. IN THE EVENT OF A 200 BASIS POINT INCREASE IN RATES, THE COMPANY'S NPV RATIO WAS 8.70%. MANAGEMENT AND THE BOARD OF DIRECTORS REVIEW THE OTS MEASUREMENTS ON A QUARTERLY BASIS TO DETERMINE WHETHER THE COMPANY'S INTEREST RATE EXPOSURE IS WITHIN THE LIMITS ESTABLISHED BY THE BOARD OF DIRECTORS IN THE COMPANY'S INTEREST RATE RISK POLICY.

THE COMPANY'S ASSET/LIABILITY MANAGEMENT STRATEGY DICTATES ACCEPTABLE LIMITS ON THE AMOUNTS OF CHANGE IN NPV GIVEN CERTAIN CHANGES IN INTEREST RATES. THE TABLE PRESENTED HERE, AS OF SEPTEMBER 30, 1999, IS AN ANALYSIS OF THE COMPANY'S INTEREST RATE RISK AS MEASURED BY CHANGES IN NPV FOR INSTANTANEOUS AND SUSTAINED PARALLEL SHIFTS IN THE YIELD CURVE, IN 100 BASIS POINT INCREMENTS, UP AND DOWN 300 BASIS POINTS.

INTEREST RATES                                         NPV AS % OF PORTFOLIO
CHANGE IN BASIS                  NET PORTFOLIO VALUE          VALUE OF ASSETS              Points
                                                         NPV
(RATE SHOCK) (1)     $ AMOUNT    $ CHANGE   % CHANGE     RATIO      CHANGE (1)
                           (Dollars in Thousands)

   +300               23,484    ( 15,215)    (39)        7.20        (383)

   +200               29,118      (9,580)   ( 25)        8.70        (233)

   +100               34,380     ( 4,318)    (11)       10.02        (101)

      0               38,698           -       -        11.03           -

  - 100               41,173       2,475       6        11.54          51

  - 200               41,624       2,926       8        11.53          50

  - 300               42,152       3,454       9        11.54          51


(1)EXPRESSED IN BASIS POINTS

   AS ILLUSTRATED IN THE TABLE, THE COMPANY'S INTEREST RATE RISK IS MORE SENSITIVE TO RISING RATES THAN DECLINING RATES. THIS OCCURS PRIMARILY BECAUSE AS RATES RISE, THE MARKET VALUE OF FIXED-RATE LOANS DECLINES DUE TO BOTH THE RATE INCREASES AND SLOWING PREPAYMENTS. WHEN RATES DECLINE, THE COMPANY DOES NOT EXPERIENCE A SIGNIFICANT RISE IN MARKET VALUE FOR THESE LOANS BECAUSE BORROWER PREPAYMENTS INCREASE. SPECIFICALLY, THE TABLE INDICATES THAT, AT SEPTEMBER 30, 1999, THE COMPANY'S NPV WAS $38.7 MILLION OR 11.03% OF THE MARKET VALUE OF PORTFOLIO ASSETS. BASED UPON THE ASSUMPTIONS UTILIZED, AN IMMEDIATE 200 BASIS POINT INCREASE IN MARKET INTEREST RATES WOULD RESULT IN A $9.6 MILLION OR 24.8% DECLINE IN THE COMPANY'S NPV AND WOULD RESULT IN A 233 BASIS POINT OR 21.1% DECLINE IN THE COMPANY'S NPV RATIO TO 8.70%. CONVERSELY, AN IMMEDIATE 200 BASIS POINT DECREASE IN MARKET INTEREST RATES WOULD RESULT IN A $2.9 MILLION OR 7.6% INCREASE IN THE COMPANY'S NPV, AND A 50 BASIS POINT OR 4.5% INCREASE IN THE COMPANY'S NPV RATIO TO 11.53%. THE PERCENTAGE CHANGE IN THE COMPANY'S NPV AT SEPTEMBER 30, 1999 WERE WITHIN THE LIMIT IN THE COMPANY'S BOARD-APPROVED GUIDELINES.

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

The method of analysis used in evaluating the Company's exposure to interest rate risk requires the use of numerous assumptions. Therefore, the possibility that the Company's assets and liabilities will react or perform differently must be considered in evaluating interest rate risk. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates. Additionally, certain assets, such as ARM's, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed above. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers all of these factors in monitoring its exposure to interest rate risk.

The Board of Directors and management of the Company believe that certain factors afford the Company the ability to operate successfully despite its exposure to interest rate risk. The Company manages its interest rate risk by originating adjustable rate loans and by selling a portion of its fixed rate one-to-four family real estate loans. Although the Company has historically originated mortgage loans for its own portfolio, sales of fixed rate first mortgage loans with maturities of 15 years or greater are currently being sold on a "Best Efforts" basis to minimize interest rate risk exposure. Loans classified as held for sale, net of allowance for unrealized losses as of December 31, 1999 are $5.8 million. The Company retains the servicing on the majority of loans sold in the secondary market and, at December 31, 1999, $43.2 million in such loans were being serviced for others. The Company also maintains capital well in excess of regulatory requirements.

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

The Company has performed an assessment of its computer hardware and software, and has identified those systems that require upgrades to be year 2000 ready. Such upgrades have been completed as of June 30, 1999. In addition, the Company has reviewed other external third party vendors that provide services to the Company (i.e., utility companies, electronic funds transfer providers, and software companies) and has requested or already received certification letters from these vendors that their systems will be year 2000 ready on a timely basis. Testing will be performed with the service providers, if possible, to determine their year 2000 readiness.

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

As of the date of this filing, the company has experienced no Y2K related problems or failures and all systems are fully operational.

                           MFB CORP. AND SUBSIDIARY
                                   FORM 10-Q

                          PART II - OTHER INFORMATION
Item 1. Legal Proceedings.

      None

Item 2. Changes in Securities.

      None

Item 3. Defaults Upon Senior Securities.

      None

Item 4. Submission of Matters to a Vote of Security Holders.

(a)      THE ANNUAL MEETING OF SHAREHOLDERS WAS HELD ON JANUARY 18, 2000.
(b) EACH OF THE PERSONS NAMED IN THE PROXY STATEMENT AS A NOMINEE FOR DIRECTOR WAS ELECTED.
(c) THE FOLLOWING ARE THE VOTING RESULTS ON EACH MATTER WHICH WERE SUBMITTED TO THE
         SHAREHOLDERS:

                               FOR     AGAINST      ABSTAIN       NON-VOTE
    Election of Directors:
     M. Gilbert Eberhart   1,023,032   52,550

     Jonathan E. Kintner   1,042,082   33,500


     Appointment of
      Crowe, Chizek        1,047,757   25,900       1,925
        & Company as
        auditors for 2000

The test of the matters referred to under this Item 4 is set forth in the proxy statement dated December 17, 1999 previously filed with the Securities and Exchange Commission, and is incorporated herein as reference.


Item 5.   Other Information.

      None

Item 6. Exhibits and Reports on Form 8-K

      (a) MFB Corp. filed one Form 8-K reports during the quarter ended December 31, 1999.
                Date of report:      October  27, 1999
                Items reported: News release dated October 22, 1999 regarding the announcement of fourth quarter earnings and the declaration of a $.09 per share cash dividend payable on November 16, 1999 to holders of record on November 2, 1999.

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