Form 10-Q
period 2000-03-31
MFB CORP
filed 2000-05-15
CIK 916396

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


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

            (1)   Yes   X                            No
            (2)   Yes   X                            No

The number of shares of the registrant's common stock, without par value, outstanding as of March 31, 2000 was 1,380,449.

                           MFB CORP. AND SUBSIDIARY
                                   FORM 10-Q

                                     INDEX


                                                                   PAGE NO.

PART I.  FINANCIAL INFORMATION                                        3

 Item 1.  Financial Statements                                        3

    Consolidated Balance Sheets (Unaudited)
    March 31, 2000 and September 30, 1999                             3

    Consolidated Statements of Income (Unaudited)
    Three and six months ended March 31, 2000 and 1999                4

    Consolidated Statements of Changes in Shareholders' Equity,
    (Unaudited) Three and six months ended March 31, 2000 and 1999    5

    Consolidated Statements of Cash Flows, (Unaudited)
    Six months ended March 31, 2000 and 1999                          6

    Notes to Unaudited Consolidated Financial Statements
    March 31, 2000                                                    8

 Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations          10

   Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                          15


PART II.  OTHER INFORMATION                                           18

 Items 1-6.                                                           18

 Signatures                                                           19

 Exhibit 27, Financial Data Schedule                                  20

                           MFB CORP. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     March 31, 2000 and September 30, 1999
                    (In thousands except share information)

                                                  March 31,    September 30,
                                                      2000          1999

ASSETS
Cash and due from financial institutions           $   7,996       $    6,316
Interest-bearing deposits in other financial
  institutions - short-term                            1,029            5,746
   Total cash and cash equivalents                     9,025           12,062
Interest-bearing time deposits in other
  financial institutions                                 -              1,000
Securities available for sale (amortized cost of
  $33,960 in 2000 and $39,359 in 1999)                32,347           38,170
Securities held to maturity
  (fair value of $18,301 in 2000 and $3,709 in 1999)  18,738            3,984
  Federal Home Loan Bank (FHLB) stock, at cost         5,711            5,511
Loans held for sale, net of unrealized losses
  $236 in 2000 and $489 in 1999                        4,180            8,062
Loans receivable, net of allowance for loan losses
  $787 in 2000 and $638 in 1999                      303,614          269,464
Accrued interest receivable                            1,617            1,364
Premises and equipment, net                            4,653            4,414
Mortgage servicing rights, net of accumulated
  amortization of $78 in 2000 and $57 in 1999            446              412
Investment in limited partnership                      1,168            1,213
Other assets                                           1,116              798
   Total assets                                    $ 382,615        $ 346,454

LIABIILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Deposits
      Noninterest-bearing demand deposits          $  10,653         $  7,358
      Savings, NOW and MMDA deposits                  59,383           52,409
      Other time deposits                            164,721          141,640
       Total deposits                                234,757          201,407
   Securities sold under agreements to repurchase      7,958            6,566
   FHLB advances                                     104,726          104,226
   Advances from borrowers for taxes and insurance     2,340            2,111
   Accrued expenses and other liabilities              1,303              962
      Total liabilities                              351,084          315,272

Shareholders' equity
   Common stock, 5,000,000 shares authorized;
      shares issued:1,689,417-3/31/00 and 9/30/99;
      shares outstanding: 1,380,449-3/31/00,
      1,420,049-9/30/99                               13,070           13,016

   Retained earnings - substantially restricted       26,571           25,420
   Accumulated other comprehensive income (loss),
   net of tax of($639) in 2000 and ($471) in 1999      ( 974)            (718)
   Unearned Employee Stock Ownership Plan
     (ESOP) Shares                                      (123)            (223)
   Treasury stock, 308,968 common shares - 3/31/00,
     269,368 common shares - 9/30/99                  (7,013)          (6,313)
      Total shareholders' equity                      31,531           31,182

        Total liabilities and shareholders' equity  $ 382,615       $ 346,454

    See accompanying notes to (unaudited) consolidated financial statements.
                                   3

                          MFB CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              Three and six months ended March 31, 2000 and 1999
                  (in thousands except per share information)

                                        Three Months Ended  Six Months Ended
                                             March 31,           March 31,

                                         2000      1999      2000      1999
INTEREST INCOME
   Loans receivable, including fees
     Mortgage loans                    $ 3,780   $ 3,732    $ 7,578   $ 7,618
     Consumer and other loans              459       283        878       557
     Financing leases and
       commercial loans                  1,644       936      3,092     1,754
   Securities - taxable                    937       783      1,733     1,618
   Other interest-bearing assets            74       223        132       370
       Total interest income             6,894     5,957     13,413    11,917
 INTEREST EXPENSE
   Deposits                              2,480     2,128      4,644     4,290
   Securities sold under agreements
     to repurchase                          75        31        150        52
   FHLB advances                         1,417     1,430      2,862     2,873
        Total interest expense           3,972     3,589      7,656     7,215
 NET INTEREST INCOME                     2,922     2,368      5,757     4,702
 PROVISION FOR LOAN LOSSES                  80        45        155        90
 NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES             2,842     2,323      5,602     4,612

 Noninterest income
   Insurance commissions                    32        28         72        64
   Brokerage commissions                     5         5         10        13
   Net realized gains (losses) from sales
     of securities available for sale      (7)       ---         (7)      ---
   Net realized gains from sales of
     loans                                 59        108        116       228
   Loan servicing fees, net                15         10         33        17
   Other income                           191        135        429       268
       Total noninterest income           295        286        653       590
 NONINTEREST EXPENSE
   Salaries and employee benefits       1,053        985      2,192     1,823
   Occupancy and equipment expense        285        197        527       382
   SAIF deposit insurance premium          11         28         40        53
   Provision to adjust loans held
     for sale to the lower of cost
     or market                             19         --        131        --
   Other expense                          610        384      1,099       803
       Total noninterest expense        1,978      1,594      3,989     3,061

INCOME BEFORE INCOME TAXES              1,159      1,015      2,266     2,141
Income tax expense                        435        421        853       884
NET  INCOME                          $    724    $   594    $ 1,413   $ 1,257

Basic earnings per common share      $   0.52    $  0.42    $  1.02   $   .88

Diluted earnings per common share    $   0.51    $  0.41    $   .99   $   .86

 See accompanying notes to (unaudited) consolidated financial statements.

                           MFB CORP. AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
              Three and six months ended March 31, 2000 and 1999
                                (In thousands)

                                        Three Months Ended   Six Months Ended
                                             March 31,           March 31,
                                        2000       1999      2000      1999
Balance at beginning of period        $31,418    $31,278    $31,182  $30,886
Effect of contribution to fund ESOP        50         51         98       97
Market adjustment of ESOP shares
  committed to be released                 23         52         54       99
Amortization of RRP contribution            -         19          -       38
Purchase of treasury stock               (554)      (321)      (700)    (536)       -               -
Cash dividends declared                  (134)      (132)      (260)    (253)                           -     -
Comprehensive income:
   Net income                             724        594      1,413    1,257
   Net change in net unrealized
     gains and losses on securities
     available for sale, net of
     reclassification adjustments and
     tax effects                            4         22       (256)     (25)
       Total comprehensive income         728        616      1,157    1,232

Balance at end of period              $31,531    $31,563    $31,531  $31,563





















See accompanying notes to (unaudited) consolidated financial statements.

                           MFB CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six months ended March 31, 2000 and 1999
                                (In thousands)

                                                Six Months Ended
                                                     March 31,
                                              2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                 $  1,413          $  1,257
Adjustments to reconcile net income to net
  cash provided by operating activities

    Depreciation and amortization,
      net of accretion                          262               (11)
    Amortization of RRP contribution              -                38
    Provision for loan losses                   155                90
    Market adjustment of ESOP shares
      committed to be released                   54                99
    ESOP expense                                 98                97
    Net realized losses from sales of
      securities available for sale               7                 -
    Net realized gains from sales of loans     (116)             (228)
    Equity in loss of investment in limited
      partnership                                45                 9
    Amortization of mortgage servicing rights    21                20
    Provision to adjust loans held for sale
      to lower of cost or market                131                 -
    Origination of loans held for sale       (6,368)          (21,367)
    Proceeds from sales of loans held for
      sale                                    6,160            15,343
    Net change in:
        Accrued interest receivable            (253)             (175)
        Other assets                           (151)             (151)
        Accrued expenses and other
          liabilities                           341              (193)
            Net cash  from operating
              activities                      1,799            (5,172)

   CASH FLOWS FROM INVESTING ACTIVITIES
    Net change in interest-bearing time
      deposits in other financial
      institutions                            1,000            (1,000)
    Net change in loans receivable          (30,285)           (1,418)
    Purchase of:
      Securities available-for-sale          (3,000)          (51,832)
      Securities held to maturity           (15,243)                -
      FHLB stock                               (200)             (875)
      Premises and equipment, net              (472)           (1,194)
    Proceeds from:
      Maturities of securities
        available for sale                    1,000            35,545
      Maturities of securities
        held to maturity                        500                 -
      Principal payments of mortgage-
        backed and related securities         4,670            10,848
      Sales of securities available
        for sale                              2,683                 -
          Net cash from investing
            activities                      (39,347)           (9,926)





                                  (CONTINUED)


                           MFB CORP.  AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   Six months ended March 31, 2000 and 1999
                                (In thousands)


                                                          Six Months Ended
                                                              March 31,
                                                          2000        1999
CASH  FLOWS FROM FINANCING ACTIVITIES
   Net change in deposits                             $ 33,350     $ 14,230
   Net change in securities sold under agreements
     to repurchase                                       1,392        1,142
   Net change in advances from borrowers for taxes
     and insurance                                         229           50
   Purchase of MFB Corp. common stock                     (700)        (536)
   Proceeds from FHLB advances                          49,000       20,000
   Repayment of FHLB advances                          (48,500)     (13,431)
   Cash dividends paid                                    (260)        (253)
       Net cash from financing activities               34,511       21,202


   Net change in cash and cash equivalents              (3,037)       6,104

   Cash and cash equivalents at beginning of period     12,062       17,904

   CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 9,025     $ 24,008


   Supplemental disclosures of cash flow information
     Cash paid during the period for
        Interest                                       $ 7,900     $  7,284
        Income taxes                                     1,052          883

   Supplemental schedule of noncash investing
     activities
        Transfer from:
        Loans held for sale to loans receivable        $ 4,020            -











   See accompanying notes to (unaudited) consolidated financial statements.

                           MFB CORP. AND SUBSIDIARY
            NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2000

NOTE 1 - BASIS OF PRESENTATION  AND ACCOUNTING POLICIES

Nature of Operations: MFB Corp. is an Indiana corporation organized in December 1993, to become a unitary savings and loan holding company. MFB Corp. became a unitary savings and loan holding company upon the conversion of MFB Financial, formerly known as Mishawaka Federal Savings (the "Bank") from a federal mutual savings and loan association to a federal stock savings bank in March 1994. MFB Corp. is the sole shareholder of the Bank. MFB Corp. and the Bank (collectively referred to as the "Company") conduct business from their main office in Mishawaka, Indiana, and six branch locations in St. Joseph and Elkhart Counties of Indiana. The Bank offers a variety of lending, deposit, trust and other financial services to its retail and commercial customers. The Bank's wholly-owned subsidiary, Mishawaka Financial Services, Inc., is engaged in the sales of credit life, general fire and accident, car, home, and life insurance as agent for the Bank's customers and the general public.

Basis of Presentation: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of March 31, 2000 and September 30, 1999, and the consolidated statements of income and changes in shareholders' equity for the three and six months ended March 31, 2000 and 1999, and the consolidated statements of changes in shareholders' equity and the consolidated statements of cash flows for the six months ended March 31, 2000 and 1999. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the six months ended March 31, 2000 is not necessarily indicative of the results that may be expected for the full year.


NOTE 2 - EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for earnings per common share calculations as they are committed to be released; unearned shares are not considered outstanding. Recognition and retention plan ("RRP") shares are considered outstanding for earnings per common share calculations as they become vested. Diluted earnings per common share shows the dilutive effect of additional potential common shares issuable under stock options and nonvested shares issued under the RRP.









                                  (Continued)

The computations of basic earnings per common share and diluted earnings per common share for the periods ended March 31, 2000 and 1999 are presented below.

                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                                MARCH 31,         MARCH 31,
                                              2000     1999     2000     1999
                                 (in thousands, except per share information)
BASIC EARNINGS PER COMMON SHARE
Numerator
  Net income                               $  724    $  594   $1,413   $1,257

Denominator
  Weighted average common shares
     outstanding                            1,399     1,460    1,407    1,464
  Less: Average unallocated ESOP shares       (14)      (34)     (16)    ( 37)
  Less: Average nonvested RRP shares            -        (1)       -       (4)

  Weighted average common shares
     outstanding for basic earnings per
     common share                           1,385     1,425    1,391    1,423

BASIC EARNINGS PER COMMON SHARES           $  .52    $  .42  $  1.02   $ . 88

Diluted Earnings Per Common Share
Numerator
  Net income                               $  724    $  594   $1,413   $1,257

Denominator
  Weighted average common shares
     outstanding for basic earnings per
     common share                           1,385     1,425    1,391    1,423
  Add: Dilutive effects of assumed
       exercises of:
         Stock options                         30        38       30       38
         Average nonvested RRP shares           -         1        -        1
  Weighted average common and dilutive
     potential common shares outstanding    1,415     1,464    1,421    1,462

DILUTED EARNINGS PER COMMON SHARE          $  .51    $  .41   $ . 99   $ . 86

Stock options for 84,750 for the three and six months ended March 31, 2000 and 45,000 for the three and six months ended March 31, 1999 were not considered in computing diluted earnings per common share because they were antidilutive.

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

LIQUIDITY

Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash, deposits with other financial institutions, overnight interest-bearing deposits in other financial institutions and securities available for sale. These assets are commonly referred to as liquid assets. Liquid assets were $41.4 million as of March 31, 2000 compared to $51.2 million as of September 30, 1999. This $9.8 million decrease was due to a $5.8 million decrease in securities available for sale, a $3.0 million decrease in cash and cash equivalents and a $1.0 million decrease in interest-bearing time deposits in other financial institutions. These funds were used for meeting the Bank's ongoing commitments and expanding the loan portfolio. Management believes the liquidity level of $41.4 million as of March 31, 2000 is sufficient to meet anticipated liquidity needs.

A standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings and borrowings due within one year. The minimum required ratio is currently set by Office of Thrift Supervision regulation at 4%. At March 31, 2000, the Bank's liquidity ratio was 9.62%, well above the minimum regulatory requirements.

Short-term borrowings or long-term debt, such as Federal Home Loan Bank advances, may be used to compensate for reduction in other sources of funds such as deposits and to assist in asset/liability management. As of March 31, 2000, total FHLB borrowings amounted to $104.7 million and were used primarily to fund loan portfolio growth. The Bank had commitments to fund loan originations with borrowers totaling $76.1 million at March 31, 2000, including $57.8 million in available consumer and commercial lines of credit. Certificates of deposits scheduled to mature in one year or less totaled $90.5 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient cash flow and other cash resources to meet current and anticipated loan funding commitments, deposit customer withdrawal requirements and operating expenses. At September 30, 1999, total FHLB borrowings totaled $104.2 million, $20.8 million of which were used as part of a capital leveraging strategy, with the remaining $83.4 million used to fund loan growth.

The cash flow statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the changes in the cash flow statements for the six months ended March 31, 2000 and 1999 follows.

During the six months ended March 31, 2000, net cash and cash equivalents decreased $3.0 million from $12.0 million at September 30, 1999 to $9.0 million at March 31, 2000.

The Company experienced an $1.8 million net increase in cash from operating activities for the six months ended March 31, 2000, compared to a $5.2 million net decrease for the six months ended March 31, 1999. The increase in the most recent period was primarily attributable to $6.2 million in proceeds realized from the sale of mortgage loans and net income of $1.4 million offset by the origination of $6.4 million of loans held for sale. The decrease of $5.2 million for the period ended March 31, 1999 was primarily attributable to the origination of $21.4 million of loans held for sale and $228 thousand in net gains from the sale of these loans, offset by $15.3 million in proceeds realized from the sale of mortgage loans and net income of $1.3 million. In the quarter ended September 30, 1999, the Bank adopted a strategy of originating, selling and delivering all fixed rate, owner-occupied residential mortgage loans on a "Best Efforts" delivery program basis. This program allows the Bank to commit loans for delivery to investors at prices that are determined prior to loan approval. In the event that loans are not closed and therefore not delivered, the Bank incurs no penalty. The strategy is expected to reduce the interest rate risk exposure of the Bank by minimizing the volume of loans closed and carried in the held for sale portfolio.

The $39.3 million net decrease in cash from investing activities during the six months ended March 31, 2000 is primarily attributable to the $30.3 million increase in loan originations exceeding principal payments and investment security purchases of $18.2 million, offset by sales and maturities of securities totaling $4.2 million and $4.7 million of mortgage-backed and related securities principal payments. For the six months ended March 31, 1999, there was a $9.9 million net decrease in cash from investing activities. This decrease was primarily attributable to the purchases of securities, interest-bearing time deposits and premises and equipment expenditures totaling $54.0 million along with the $1.4 million increase in loan originations exceeding principal payments, offset by $35.5 million of security maturities and $10.8 million of principal payments of mortgage-backed and related securities.

Financing activities generated net cash of $34.5 million for the period ending March 31, 2000. The net cash was provided primarily from net deposit increases of $33.4 million and repurchase agreement increases of $1.4 million, offset by $700 thousand to repurchase the Company's stock and cash dividend payments of $260 thousand during the quarter. Net cash generated from financing activities was $21.2 million for the six months ended March 31, 1999. The net cash was provided primarily from $6.6 million in net new FHLB advances and net deposit increases of $14.2 million and repurchase agreement increases of $1.1 million, offset by $536 thousand to repurchase the Company's stock and cash dividend payments of $253 thousand during the quarter.


CAPITAL RESOURCES

Total shareholders' equity increased from $31.2 million as of September 30, 1999 to $31.5 million as of March 31, 2000 mainly from net income of $1.4 million offset by the repurchase of 39,600 shares of outstanding common stock during this period at a cost of $700 thousand, cash dividend payments of $260 thousand and a $256 thousand adjustment to reflect the decrease in the market value of securities available for sale, net of tax.

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

The Bank's actual capital and required capital amounts and ratios at
March 31, 2000 and 1999 are presented below:
                                                            Requirement to be
                                                        Well Capitalized Under
                                 Requirement for Capital     Prompt Corrective
                        ACTUAL         ADEQUACY PURPOSES      ACTION PROVISIONS
                   AMOUNT   RATIO      AMOUNT    RATIO         AMOUNT    RATIO
                                  (Dollars in thousands)

As of March 31,
  2000
  Total capital
  (to risk
   weighted
    assets)      $ 32,213   13.46%  $  19,146   8.00%        $ 23,933   10.00%

   Tier 1 (core)
   capital (to
   risk weighted
   assets)         31,433   13.13       9,573   4.00           14,360    6.00

   Tier 1 (core)
   capital (to
   Adjusted total
   assets)         31,433    8.23      15,284   4.00           19,105    5.00


As of March 31,
   1999
   Total capital
   to risk weighted
   assets)       $ 29,984   15.90     $ 15,083  8.00%       $  18,854   10.00%

   Tier 1 (core)
   capital (to risk
   weighted
   assets)         29,440   15.61        7,542  4.00           11,313    6.00

   Tier 1 (core)
   (to Adjusted
   total assets    29,440    8.73       13,489  4.00           16,862    5.00


As of March 31, 2000, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.

MATERIAL CHANGES IN FINANCIAL CONDITION

MARCH 31, 2000 COMPARED TO SEPTEMBER 30, 1999

Total assets increased $36.1 million from $346.5 million as of September 30, 1999 to $382.6 million as of March 31, 2000.

Net loans receivable increased from $269.5 million to $303.6 million during the six month period ended March 31, 2000, an increase of $34.1 million. Included in this increase was the transfer of $4.0 million of held for sale loans with originations greater than 12 months to loans held in portfolio. Commercial loans outstanding increased by $25.6 million from $47.4 million at September 30, 1999 to $73.0 million at March 31, 2000. Mortgage loans and home equity loans outstanding increased by $7.8 million during the six months ended March 31, 2000 net of secondary market sales totaling $6.2 million during the first two quarters. Consumer loans outstanding also increased by $813 thousand from $4.5 million at September 30, 1999 to $5.3 million at March 31, 2000. The growth in all lending divisions, which has been funded primarily by the growth in total deposits and securities sold under agreements to repurchase, is primarily attributable to the Company's reputation as a quality local lender satisfying the market's desire for local service and local decision making. Net loans held for sale decreased from $8.1 million at September 30, 1999 to $4.2 million at March 31, 2000 primarily due to the transfer of seasoned loans (i.e. loans over 12 months old) from the held for sale classification to loans receivable. During the six month period ended March 31, 2000, loan sales resulted in net realized gains of $116 thousand, including the recording of mortgage servicing rights income. Securities held to maturity increased $14.8 million from September 30, 1999 to March 31, 2000, while securities available for sale decreased $5.8 million and total cash and cash equivalents decreased $3.0 million during the same period.

Total liabilities increased $35.8 million from $315.3 at September 30, 1999 to $351.1 million at March 31, 2000. Total deposits increased from $201.4 million at September 30, 1999 to $234.8 million at March 31, 2000, primarily due to a $23.1 million increase in time deposits, of which $20.8 million were short term public funds with a 6.3% weighted average rate and a weighted average remaining maturity of three months at March 31, 2000. Savings, NOW and MMDA deposits increased $7.0 million and noninterest-bearing demand deposits rose $3.3 million during the period. Securities sold under agreements to repurchase increased from $6.6 million at September 30, 1999 to $8.0 million at March 31, 2000. Enhancement of our deposit based product offerings and emphasis on core relationships and quality service has contributed to the deposit and repurchase agreement increases. FHLB advances also increased by $500 thousand during the period to facilitate the loan growth.

The $104.7 million of Federal Home Loan Bank advances have a weighted average interest rate of 5.50% and mature in ten years or less. The one-day retail repurchase agreements are secured by investment securities that have a weighted average interest rate of 4.05%.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
Three and six months ended March 31, 2000 compared to three and six months ended March 31, 1999

The Company's consolidated net income for the three months ended March 31, 2000 was $724 thousand or $.52 basic and $.51 diluted earnings per common share compared to $594 thousand or $.42 basic and $.41 diluted earnings per share for the three months ended March 31, 1999, representing a 24.4% increase in diluted earnings per share for the Corporation. Net income for the six months ended March 31, 2000 was $1,413 thousand or $1.02 basic and $.99 diluted earnings per common share compared to $1,257 thousand or $.88 basic and $.86 diluted earnings per share for the six months ended
March 31, 1999, representing a 15.1% year to date diluted earnings per share increase.

Net interest income after provision for loan losses for the most recent three and six month periods totaled $2.8 million and $5.6 million compared to $2.3 million and $4.6 million for the same periods one year ago. During the three months ended March 31, 2000 total interest income increased by $937 thousand compared to the same period one year ago, primarily as a result of increased volumes of loans receivable, particularly commercial and consumer loans.

Commercial and consumer loan receivables, including home equity and second mortgage loans, increased $42.1 million and mortgage loan receivables increased $28.0 million from March 31, 1999 to March 31, 2000. Total interest expense for the three month period increased $383 thousand reflecting the growth in savings account deposits. For the six months ended March 31, 2000, total interest income increased $1.5 million while total interest expense increased $441 thousand.

Noninterest income increased from $286 thousand and $590 thousand for the three and six months ended March 31, 1999 to $295 thousand and $653 thousand for the most recent three and six month periods. These increases are primarily due to fees generated from the increasing number of core deposit account relationships and income generated from the Bank's trust department formed in 1999, offset by decreases in net realized gains from loan sales. Noninterest expenses increased from $1.6 million during the three months ended March 31, 1999 to $2.0 million during the three months ended March 31, 2000, and from $3.1 million to $4.0 million for the comparable six month periods. The noninterest expense increases are primarily attributable to staffing increases, renovated facilities to support lending operations, expenses associated with the opening of a new full service office during the first quarter of 2000, and expenses incurred in the offering of additional services to the Bank's customers.


SUPPLEMENTAL INFORMATION

The Company continues to maintain asset quality that compares favorably to its industry peer group. The ratio of nonperforming assets to total assets as of March 31, 2000 compared to March 31, 1999 remained steady at .05%.

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

A key element of the Company's asset/liability plan is to protect net earnings from changes in interest rates by managing the maturity or repricing mismatch between its interest-earning assets and rate-sensitive liabilities. The Company has sought to reduce exposure to its earnings through the use of adjustable rate loans and through the sale of fixed rate loans in the secondary market on a "Best Efforts" delivery program and by extending funding maturities through the use of FHLB advances.

As part of its efforts to monitor and manage interest rate risk, the Company uses the Net Portfolio Value ("NPV") methodology adopted by the Office of Thrift Supervision as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance-sheet contracts. The difference is the NPV. As of December 31, 1999 (the most recently available data), after a 200 basis point rate decrease, the Company's NPV ratio was 11.26%. In the event of a 200 basis point increase in rates, the Company's
NPV ratio was 8.02%. Management and the Board of Directors review the OTS measurements on a quarterly basis to determine whether the Company's interest rate exposure is within the limits established by the Board of Directors in the Company's interest rate risk policy.

The Company's asset/liability management strategy dictates acceptable limits on the amounts of change in NPV given certain changes in interest rates. The table presented here, as of December 31, 1999, is an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.

Interest Rates                                      NPV as % of Portfolio
Change in Basis         Net Portfolio Value             Value of Assets
Points                                                 NPV                                            NPV
(RATE SHOCK)(1)   $ AMOUNT   $ CHANGE   % CHANGE       RATIO      CHANGE (1)
                           (Dollars in Thousands)
   +300           21,832    ( 15,798)       (42)         6.54        (393)

   +200           27,456     (10,174)       (27)         8.02        (245)

   +100           32,879     ( 4,751)       (13)         9.36        (111)

      0           37,630           -          -         10.47           -

   -100           40,835       3,205          9         11.16          69

   -200           41,708       4,078         11         11.26          79


   -300           41,735       4,105         11         11.15          68

(1)EXPRESSED IN BASIS POINTS

As illustrated in the table, the Company's interest rate risk is more sensitive to rising rates than declining rates. This occurs primarily because as rates rise, the market value of fixed-rate loans declines due to both the rate increases and slowing prepayments. When rates decline, the Company does not experience a significant rise in market value for these loans because borrower prepayments increase. Specifically, the table indicates that, at December 31, 1999, the Company's NPV was $37.6 million or 10.47% of the market value of portfolio assets. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $10.2 million or 27% decline in the Company's NPV and would result in a 245 basis point or 23.4% decline in the Company's NPV ratio to 8.02%. Conversely, an immediate 200 basis point decrease in market interest rates would result in a $4.1 million or 11% increase in the Company's NPV, and a 79 basis point or 7.5% increase in the Company's NPV ratio to 11.26%. The percentage change in the Company's NPV at December 31, 1999 were within the limit in the Company's Board-approved guidelines.

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

The method of analysis used in evaluating the Company's interest rate risk exposure requires the use of numerous assumptions. Therefore, the possibility that the Company's assets and liabilities will react or perform differently must be considered in evaluating interest rate risk. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates. Additionally, certain assets, such as ARM's, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed above. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers all of these factors in monitoring its exposure to interest rate risk.

The Board of Directors and management of the Company believe that certain factors afford the Company the ability to operate successfully despite its exposure to interest rate risk. The Company manages its interest rate risk by originating adjustable rate loans and by selling a portion of its fixed rate one-to-four family real estate loans. Although the Company has historically originated mortgage loans for its own portfolio, sales of fixed rate first mortgage loans with maturities of 15 years or greater are currently being sold on a "Best Efforts" delivery program basis to minimize interest rate risk exposure. Loans classified as held for sale, net of allowance for unrealized losses as of March 31, 2000 are $4.2 million. The Company retains the servicing on the majority of loans sold in the secondary market and, at March 31, 2000, $43.9 million in such loans were being serviced for others. The Company also maintains capital well in excess of regulatory requirements.

The Company's investment strategy is to maintain a diversified portfolio of high quality investments that minimize interest rate and credit risks while striving to maximize investment return and to provide liquidity necessary to meet funding needs.

The Company's cost of funds responds to changes in interest rates due to the relatively short-term nature of its deposit portfolio. The Company has a substantial amount of passbook savings, demand deposit and money market accounts which may be less sensitive to changes in interest rate than certificate accounts. At March 31, 2000, the Bank had $70.0 million of these types of accounts. The Company offers a range of maturities on its deposit products at competitive rates and monitors the maturities on an ongoing basis.

                           MFB CORP. AND SUBSIDIARY
                                   FORM 10-Q

                          PART II - OTHER INFORMATION
Item 1. Legal Proceedings.

        None

Item 2. Changes in Securities and Use of Proceeds.

        None

Item 3. Defaults Upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

        None

Item 5. Other Information.

        None

Item 6. Exhibits and Reports on Form 8-K.

        (a)   EXHIBITS
                 SEE EXHIBIT 27, FINANCIAL DATA SCHEDULE ON PAGE 20.

        (B) MFB CORP. FILED ONE FORM 8-K REPORT DURING THE QUARTER ENDED MARCH 31, 2000.

             DATE OF REPORT:  FEBRUARY  2, 2000
             ITEMS REPORTED: NEWS RELEASE DATED JANUARY 14, 2000 REGARDING THE ANNOUNCEMENT OF FIRST QUARTER EARNINGS.

                NEWS RELEASE DATED JANUARY 19, 2000 REGARDING THE
                ANNOUNCEMENT OF A CASH DIVIDEND AND A STOCK REPURCHASE
                PROGRAM.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



MFB CORP.




Date                          By
                                   Charles J. Viater
                                   President



Date                          By   Timothy C. Boenne
                                   Vice President

                      EXHIBIT 27-Financial Data Schedule
                                March 31, 2000
                                (IN THOUSANDS)

Period Type       6 mos
Fiscal year end               September 30, 1999
Period start                  October 1, 1999
Period end                    March 31, 2000
Exchange rate                    1.000
Cash                             7,996
In-bearing deposits              1,029
Fed-funds sold                       0
Trading assets                       0
Investments HFS                 32,347
Investments carrying            18,738
Investments-Market              18,301
Loans                          308,581
Allowance                          787
Total assets                   382,615
Deposits                       234,757
Short term                      16,808
Liabilities-other                3,643
Long-term                       95,876
Common                          13,070
Preferred-mandatory                  0
Preferred                            0
Other-SE                        18,461
Total liabilities and equity   382,615
Interest-loan                   11.548
Interest-invest                  1,733
Interest-other                     132
Interest-total                  13,413
Interest-deposit                 4,644
Interest-expense                 7,656
Interest-income-net              5,757
Loan losses                        155
Securities-gains                    (7)
Expense -other                    3989
Income-pretax                    2,266
Income-pre-extraordinary         1,413
Extraordinary                        0
Changes                              0
Net income                       1,413
EPS-Primary                       1.02
EPS-Diluted                        .99
Yield-actual                      3.32
Loans-non                            0
Loans-past                         178
Loans-troubled                       0
Loans-problem                        0
Allowance-open                     638
Charge-offs                          6
Recoveries                           0
Allowance-close                    787
Allowance-domestic                 787
Allowance-foreign                    0
Allowance unallocated                0

                                          20

