Form 10-Q
period 2000-06-30
MFB CORP
filed 2000-08-14
CIK 916396

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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

INDIANA35-1907258
State or other jurisdiction of(I.R.S. Employer incorporation or organizationIdentification Number)

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

(1)   Yes   X  No
(2)   Yes   X No

The number of shares of the registrant's common stock, without par value, outstanding as of June 30, 2000 was 1,370,449.




                           MFB CORP. AND SUBSIDIARY
                                   FORM 10-Q

                                     INDEX


                                                                 PAGE NO.

PART I.  FINANCIAL INFORMATION                                       3

 Item 1.  Financial Statements                                       3

    Consolidated Balance Sheets
    June 30, 2000 (Unaudited) and September 30, 1999                 3

    Consolidated Statements of Income (Unaudited)
    Three and nine months ended June 30, 2000 and 1999               4

    Condensed Consolidated Statements of Changes in Shareholders'
    Equity,(Unaudited)  Three and nine months ended June 30, 2000
    and 1999                                                         5

    Consolidated Statements of Cash Flows, (Unaudited)
    Nine months ended June 30, 2000 and 1999                         6

    Notes to (Unaudited) Consolidated Financial Statements
    June 30, 2000                                                    8

 Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results of Operations          10

 Item 3. Quantitative and Qualitative Disclosures About
         Market Risk                                                15


PART II.  OTHER INFORMATION                                         18

Items 1-6.                                                          18

Signatures                                                          19

Exhibit 27, Financial Data Schedule                                 20

                          MFB CORP. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                    June 30, 2000 and September 30, 1999
                   (In thousands except share information)

                                                   (Unaudited)
                                                     June 30,   September 30,
                                                       2000          1999

ASSETS
Cash and due from financial institutions            $   9,951     $   6,316
Interest-bearing deposits in other financial
 institutions - short-term                              2,175         5,746
    Total cash and cash equivalents                    12,126        12,062
Interest-bearing time deposits in other financial
 institutions                                               -         1,000
Securities available for sale (amortized cost of
 $26,405 in 2000 and $39,359 in 1999)                  24,807        38,170
Securities held to maturity (fair value of $18,327
 in 2000 and $3,709 in 1999)                           18,750         3,984
Federal Home Loan Bank (FHLB) stock, at cost            6,308         5,511
Loans held for sale, net of unrealized losses of
 $0 in 2000 and $489 in 1999                                -         8,062
Loans receivable, net of allowance for loan losses of
 $977 in 2000 and $638 in 1999                         316,965      269,464
Accrued interest receivable                              2,065        1,364
Premises and equipment, net                              4,617        4,414
Mortgage servicing rights, net of accumulated
 amortization of $85 in 2000 and $57 in 1999               529          412
Investment in limited partnerships                       2,974        1,213
Other assets                                             1,071          798
   Total assets                                      $ 390,212   $  346,454

LIABIILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Noninterest-bearing demand deposits                 $  12,179   $    7,358
  Savings, NOW and MMDA deposits                         58,048       52,409
  Other time deposits                                   160,552      141,640
  Total deposits                                        230,779      201,407
  Securities sold under agreements to repurchase          6,803        6,566
  FHLB advances                                         118,151      104,226
  Advances from borrowers for taxes and insurance         1,218        2,111
  Accrued expenses and other liabilities                  1,105          962
    Total liabilities                                   358,056      315,272

Shareholders' equity
  Common stock, no par value, 5,000,000 shares
   authorized; shares issued: 1,689,417-6/30/00 and
   9/30/99 shares outstanding: 1,370,449-6/30/00 and
   1,420,049-9/30/99                                     13,093       13,016
  Retained earnings - substantially restricted           27,284       25,420
  Accumulated other comprehensive income (loss),
   net of tax of $(633) in 2000 and $(471) in 1999        ( 965)        (718)
  Unearned Employee Stock Ownership Plan (ESOP) shares      (73)        (223)
  Treasury stock, 318,968 common shares - 6/30/00
    269,368 common shares - 9/30/99, at cost             (7,183)      (6,313)
      Total shareholders' equity                         32,156       31,182

         Total liabilities and shareholders' equity   $ 390,212    $ 346,454

   See accompanying notes to (unaudited) consolidated financial statements.
                                     3

                          MFB CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              Three and nine months ended June 30, 2000 and 1999
                  (in thousands except per share information)
                                         Three Months Ended  Nine Months Ended
                                              June 30,             June 30,
                                          2000      1999       2000      1999

INTEREST INCOME
  Loans receivable, including fees
    Mortgage loans                     $  3,750   $  3,627  $ 11,328  $ 11,245
    Consumer and other loans                515        333     1,393       890
    Financing leases and commercial
     loans                                2,165      1,077     5,257     2,831
  Securities - taxable                      919        880     2,652     2,498
  Other interest-bearing assets              56        158       188       528
     Total interest income                7,405      6,075    20,818    17,992
INTEREST EXPENSE
  Deposits                                2,616      2,150     7,260     6,440
  Securities sold under agreements
   to repurchase                             72         42       222        94
  FHLB advances                           1,591      1,416     4,453     4,289
Total interest expense                    4,279      3,608    11,935    10,823
NET INTEREST INCOME                       3,126      2,467     8,883     7,169
PROVISION FOR LOAN LOSSES                   190         65       345       155
NET  INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                2,936      2,402     8,538     7,014

NONINTEREST INCOME
  Service charges on deposit accounts       156         71       367       197
  Trust fee income                           75          8       102         8
  Insurance commissions                      37         48       109       112
  Brokerage commissions                       4          7        14        20
  Net realized gains (losses) from sales
   of securities available for sale         (27)         4       (34)        4
  Net realized gains from sales of loans    187         26       303       253
  Loan servicing fees, net                   23         20        56        37
  Other income                              114         74       305       217
     Total noninterest income               569        258     1,222       848
NONINTEREST EXPENSE
  Salaries and employee benefits          1,222        910     3,414     2,733
  Occupancy and equipment                   277        228       804       610
  SAIF deposit insurance premium             10         28        50        81
  Provision (recovery) to adjust loans
   held for sale to lower of cost or
   market                                    (6)       443       125       443
  Other expense                             657        414     1,756     1,217
     Total noninterest expense            2,160      2,023     6,149     5,084

INCOME BEFORE INCOME TAXES                1,345        637     3,611     2,778
Income tax expense                          501        272     1,354     1,156
NET  INCOME                            $    844   $    365  $  2,257  $  1,622

Basic earnings per common share        $   0.62   $   0.26  $   1.63  $   1.14
Diluted earnings per common share      $   0.61   $   0.25  $   1.60  $   1.12

 See accompanying notes to (unaudited) consolidated financial statements.

                           MFB CORP. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
              Three and nine months ended June 30, 2000 and 1999
                                (In thousands)

                                       Three Months Ended    Nine Months Ended
                                             June 30,             June 30,
                                         2000        1999     2000       1999

Balance at beginning of period       $ 31,531  $ 31,563   $ 31,182  $ 30,886
Effect of contribution to fund ESOP        50        49        148       148
Market adjustment of ESOP shares
 committed to be released                  22        49         76       148
Amortization of RRP contribution            -         -          -        38
Purchase of treasury stock               (169)     (375)      (869)     (911)
Cash dividends declared                  (131)     (130)      (391)     (383)
Comprehensive income:
  Net income                              844       365      2,257     1,622
  Net change in net unrealized gains
  and losses on securities available
  for sale, net of reclassification
  adjustments and tax effects               9      (301)      (247)     (328)
    Total comprehensive income            853        64      2,010     1,294

Balance at end of period             $ 32,156  $ 31,220   $ 32,156  $ 31,220



























   See accompanying notes to (unaudited) consolidated financial statements.

                           MFB CORP. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   Nine months ended June 30, 2000 and 1999
                                (In thousands)

                                                            Nine Months Ended
                                                                June 30,
                                                            2000         1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $   2,257   $   1,622
Adjustments to reconcile net income to net
 cash from operating activities

   Depreciation and amortization, net of accretion            284         118
   Amortization of RRP contribution                             -          38
   Provision for loan losses                                  345         155
   Market adjustment of ESOP shares committed to be
    released                                                   76         148
   ESOP expense                                               148         148
   Net realized (gains) losses from sales of securities
    available for sale                                         34          (4)
   Net realized gains from sales of loans                    (303)       (253)
   Equity in loss of investment in limited partnership        107           8
   Amortization of mortgage servicing rights                   28          29
   Provision to adjust loans held for sale to lower of
    cost or market                                            125         443
   Origination of loans held for sale                     (10,846)    (18,211)
   Proceeds from sales of loans held for sale              14,921      17,377
   Net change in:
      Accrued interest receivable                            (701)       (395)
      Other assets                                            (11)       (381)
      Accrued expenses and other liabilities                  143         (37)
          Net cash from operating activities                6,607         805

CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in interest-bearing time deposits in other
   financial institutions                                   1,000      (1,000)
  Net change in loans receivable                          (43,826)    (20,344)
  Purchase of:
     Securities available for sale                         (3,000)    (62,776)
     Securities held to maturity                          (15,243)     (3,482)
     FHLB stock                                              (797)       (875)
     Premises and equipment, net                             (557)     (1,704)
     Investment in limited partnership                     (1,868)          -
  Proceeds from:
     Maturities of securities available for sale            1,000      39,036
     Maturities of securities held to maturity                500           -
     Principal payments of mortgage-backed and related
      securities                                            5,230      16,861
     Sales of securities available for sale                 9,637       1,990
         Net cash from investing activities               (47,924)    (32,294)










                                  (CONTINUED)
                                      6

                           MFB CORP.  AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   Nine months ended June 30, 2000 and 1999
                                (In thousands)


                                                         Nine Months Ended
                                                              June 30,
                                                           2000       1999

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                               $ 29,372     $ 15,571
  Net change in securities sold under agreements to
   repurchase                                               237        2,726
  Net change in advances from borrowers for taxes and
   insurance                                               (893)      (1,199)
  Purchase of MFB Corp. common stock                       (869)        (911)
  Proceeds from FHLB advances                            91,000       20,000
  Repayment of FHLB advances                            (77,075)     (13,431)
  Cash dividends paid                                      (391)        (383)
      Net cash from financing activities                 41,381       22,373


  Net change in cash and cash equivalents                    64       (9,116)

Cash and cash equivalents at beginning of period         12,062       17,904

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $12,126      $ 8,788


Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest                                            $11,986      $10,871
    Income taxes                                          1,536        1,332


Supplemental schedule of noncash investing activities
  Transfer from:
    Loans held for sale to loans receivable             $ 4,020            -
















   See accompanying notes to (unaudited) consolidated financial statements.

                           MFB CORP. AND SUBSIDIARY
            NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000

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

BASIS OF PRESENTATION: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of June 30, 2000 and September 30, 1999, the consolidated statements of income and the condensed consolidated statements of changes in shareholders' equity for the three and nine months ended June 30, 2000 and 1999, and the consolidated statements of cash flows for the nine months ended June 30, 2000 and 1999. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the nine months ended June 30, 2000 is not necessarily indicative of the results that may be expected for the full year.



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











                                  (CONTINUED)
                                     8

NOTE 2 - EARNINGS PER COMMON SHARE (CONTINUED)

The computations of basic earnings per common share and diluted earnings per common share for the periods ended June 30, 2000 and 1999 are presented below.

                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                             JUNE 30,               JUNE 30,
                                         2000        1999       2000      1999
                                    (in thousands except per share information)

BASIC EARNINGS PER COMMON SHARE
Numerator
  Net income                           $  844      $  365     $2,257   $1,622

Denominator
  Weighted average common shares
   outstanding                          1,376       1,440      1,397    1,456
  Less: Average unallocated ESOP
   shares                                 (10)        (30)       (14)     (34)
  Weighted average common shares
   outstanding for basic earnings
   per common share                     1,366       1,410      1,383    1,422

BASIC EARNINGS PER COMMON SHARES       $  .62      $  .26   $  1. 63  $  1.14


DILUTED EARNINGS PER COMMON SHARE
Numerator
  Net income                           $  844      $  365     $2,257   $1,622

Denominator
  Weighted average common shares
   outstanding for basic earnings
   per common share                     1,366       1,410      1,383    1,422
  Add: Dilutive effects of assumed
   exercises of stock options              29          46         29       31
  Weighted average common and dilutive
   potential common shares outstanding  1,395       1,456      1,412    1,453

DILUTED EARNINGS PER COMMON SHARE      $  .61      $  .25     $ 1.60   $ 1.12




Stock options for 85,500 for the three and nine months ended June 30, 2000 and 69,000 for the three and nine months ended June 30, 1999 were not considered in computing diluted earnings per common share because they were antidilutive.









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

LIQUIDITY

Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash, deposits with other financial institutions, overnight interest-bearing deposits in other financial institutions and securities available for sale. These assets are commonly referred to as liquid assets. Liquid assets were $36.9 million as of June 30, 2000 compared to $51.2 million as of September 30, 1999. This $14.3 million decrease was due to a $13.4 million decrease in securities available for sale and a $1.0 million decrease in interest-bearing time deposits in other financial institutions. These funds were used to help fund the purchase of $15.2 million of securities held to maturity since September 30, 1999. Management believes the liquidity level of $36.9 million as of June 30, 2000 is sufficient to meet anticipated liquidity needs.

A standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings and borrowings due within one year. The minimum required ratio is currently set by Office of Thrift Supervision regulation at 4%. At June 30, 2000, the Bank's liquidity ratio was 8.42%, well above the minimum regulatory requirements.

Short-term borrowings or long-term debt, such as Federal Home Loan Bank advances, may be used to compensate for reduction in other sources of funds such as deposits and to assist in asset/liability management. As of June 30, 2000, total FHLB borrowings amounted to $118.2 million and were used primarily to fund loan portfolio growth. The Bank had commitments to fund loan originations with borrowers totaling $73.4 million at June 30, 2000, including $52.2 million in available consumer and commercial lines of credit. Certificates of deposits scheduled to mature in one year or less totaled $111.7 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient cash flow and other cash resources to meet current and anticipated loan funding commitments, deposit customer withdrawal requirements and operating expenses. At September 30, 1999, total FHLB borrowings totaled $104.2 million, $20.8 million of which were used as part of a capital leveraging strategy using securities, with the remaining $83.4 million used to fund loan growth.



The cash flow statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the changes in the cash flow statements for the nine months ended June 30, 2000 and 1999 follows.

During the nine months ended June 30, 2000, net cash and cash equivalents increased $64,000 from September 30, 1999 to June 30, 2000.

The Company experienced a $6.6 million net increase in cash from operating activities for the nine months ended June 30, 2000, compared to an $805 thousand net increase for the nine months ended June 30, 1999. The increase in the most recent period was primarily attributable to $14.9 million in proceeds realized from the sale of mortgage loans and net income of $2.3 million offset by the origination of $10.8 million of loans held for sale. The increase of $805 thousand for the period ended June 30, 1999 was primarily attributable to $17.4 million in proceeds from the sale of mortgage loans and net income of $1.6 million, offset by the origination of $18.2 million of loans held for sale and $253 thousand in net gains from the sale of these loans. Beginning in the quarter ended September 30, 1999, the Bank adopted a strategy of originating, selling and delivering all fixed rate, owner-occupied residential mortgage loans on a "Best Efforts" delivery program basis. This program allows the Bank to commit loans for delivery to investors at prices that are determined prior to loan approval. In the event that loans are not closed and therefore not delivered, the Bank incurs no penalty. The strategy is expected to reduce the interest rate risk exposure of the Bank by minimizing the volume of loans closed and carried in the held for sale portfolio.

The $47.9 million net decrease in cash from investing activities during the nine months ended June 30, 2000 is primarily attributable to the $43.8 million increase in loan originations exceeding principal payments and investment security purchases of $18.2 million, offset by sales and maturities of securities totaling $11.1 million, $5.2 million of mortgage-backed and related securities principal payments and a $1.9 million low income housing limited partnership investment. For the nine months ended June 30, 1999, there was a $32.3 million net decrease in cash from investing activities. This decrease was primarily attributable to the purchases of securities, interest-bearing time deposits and FHLB stock and premises and equipment expenditures totaling $69.8 million along with the $20.3 million increase in loan originations exceeding principal payments, offset by $39.0 million of security maturities, $16.9 million of principal payments of mortgage-backed and related securities and $2.0 million of security sales.

Financing activities generated net cash of $41.4 million for the period ending June 30, 2000. The net cash was provided primarily from net deposit increases of $29.4 million and $13.9 million of net new FHLB advances, offset by $893 thousand in net changes in advances from borrowers for taxes and insurance, $869 thousand to repurchase the Company's stock and cash dividend payments of $391 thousand during the quarter. Net cash generated from financing activities was $22.4 million for the nine months ended June 30, 1999. The net cash was provided primarily from $6.6 million in net new FHLB advances, net deposit increases of $15.6 million and repurchase agreement increases of $2.7 million, offset by $911 thousand to repurchase the Company's stock and cash dividend payments of $383 thousand during the quarter.

CAPITAL RESOURCES

Total shareholders' equity increased from $31.2 million as of September 30, 1999 to $32.2 million as of June 30, 2000 mainly from net income of $2.3 million offset by the repurchase of 49,600 shares of outstanding common stock during this period at a cost of $869 thousand, cash dividends declared of $391 thousand, and a $247 thousand adjustment to reflect the decrease in the market value of securities available for sale, net of tax.

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

The Bank's actual capital and required capital amounts and ratios at June 30, 2000 and 1999 are presented below:

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

As of June 30, 2000
 Total capital
  (to risk
  weighted assets) $ 32,681 13.18%  $ 19,841    8.00%        $ 24,801    10.00%

 Tier 1 (core) capital
  (to risk
  weighted assets)   31,729  12.79     9,921    4.00           14,881     6.00

 Tier 1 (core) capital
  (to adjusted
  total assets       31,729   8.12    15,624    4.00           19,529     5.00


As of September 30, 1999
 Total capital
  (to risk
   weighted assets) $31,268  15.23%  $16,428    8.00%        $ 20,356    10.00%

 Tier 1 (core) capital
  (to risk
  weighted assets)   30,630  15.42     8,214    4.00           12,321     6.00

 Tier 1 (core) (to
  adjusted total
  assets             30,630   8.83    13,868    4.00           17,335     5.00


As of June 30, 2000, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.






MATERIAL CHANGES IN FINANCIAL CONDITION

JUNE 30, 2000 COMPARED TO SEPTEMBER 30, 1999

Total assets increased $43.8 million from $346.5 million as of September 30, 1999 to $390.2 million as of June 30, 2000.

Net loans receivable increased from $269.5 million to $317.0 million during the nine month period ended June 30, 2000, an increase of $47.5 million. Included in this increase was the transfer of $4.0 million of held for sale loans with originations greater than 12 months to loans held in portfolio. Commercial loans outstanding increased by $34.6 million from $47.4 million at September 30, 1999 to $82.0 million at June 30, 2000. Mortgage loans and home equity loans outstanding increased by $12.1 million during the nine months ended June 30, 2000 net of secondary market sales totaling $14.9 million during the first three quarters. Consumer loans outstanding also increased by $1.4 million from $4.5 million at September 30, 1999 to $5.8 million at June 30, 2000. The growth in all lending divisions, which has been funded primarily by the growth in total deposits and FHLB advances, is primarily attributable to a strong marketing effort, general economic conditions, and the Company's reputation as a quality local lender satisfying the market's desire for local service and local decision making. Net loans held for sale decreased from $8.1 million at September 30, 1999 to zero at June 30, 2000 due to the transfer of seasoned loans (i.e. loans over 12 months old) from the held for sale classification to loans receivable and net sales of $4.1 million during the nine months ended June 30, 2000. During the nine month period ended June 30, 2000, loan sales resulted in net realized gains of $303 thousand, including the recording of mortgage servicing rights. Securities held to maturity increased $14.8 million from September 30, 1999 to June 30, 2000, while securities available for sale decreased $13.4 million during the same period. An additional low income housing investment of $1.9 million was completed during the quarter ended June 30, 2000.

The allowance for loan losses was increased from $638 thousand at September 30, 1999 to $977 thousand at June 30, 2000. The allowance is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions, changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, the allowance for loan losses is adequate to absorb anticipated future loan losses from loans at June 30, 2000. The Company continues to maintain asset quality that compares favorably to its industry peer group. The ratio of nonperforming assets to total assets as of June 30, 2000 was .01% compared to .07% as of June 30, 1999 and .06% as of September 30, 1999.

Total liabilities increased $42.8 million from $315.3 at September 30, 1999 to $358.1 million at June 30, 2000. Total deposits increased from $201.4 million at September 30, 1999 to $231.8 million at June 30, 2000, primarily due to a $18.9 million increase in time deposits, of which $6.9 million were short term public funds with a 6.4% weighted average rate and a weighted average remaining maturity of six months at June 30, 2000. Savings, NOW and MMDA deposits increased $5.6 million and noninterest-bearing demand deposits rose $4.8 million during the period. Securities sold under agreements to repurchase increased from $6.6 million at September 30, 1999 to $6.8 million at June 30, 2000. Enhancement of our deposit based product offerings and emphasis on core relationships and quality service has contributed to the deposit and repurchase agreement increases. FHLB advances increased from $104.2 million at September 30, 1999 to $118.2 million at June 30, 2000 to facilitate the strong loan growth.

The $118.2 million of Federal Home Loan Bank advances have a weighted average interest rate of 5.72% and mature in ten years or less. The one-day retail repurchase agreements are secured by investment securities that have a weighted average interest rate of 4.07%.



                                    13
MATERIAL CHANGES IN RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE AND NINE MONTHS ENDED JUNE 30, 1999

The Company's consolidated net income for the three months ended June 30, 2000 was $844 thousand or $.62 basic and $.61 diluted earnings per common share compared to $365 thousand or $.26 basic and $.25 diluted earnings per share for the three months ended June 30, 1999, representing a 144.0% increase in diluted earnings per share for the Company. Net income for the nine months ended June 30, 2000 was $2.3 million or $1.63 basic and $1.60 diluted earnings per common share compared to $1.6 million or $1.14 basic and $1.12 diluted earnings per share for the nine months ended June 30, 1999, representing a 42.9% year to date diluted earnings per share increase.

Net interest income after provision for loan losses for the most recent three and nine month periods totaled $2.9 million and $8.5 million compared to $2.4 million and $7.0 million for the same periods one year ago. During the three months ended June 30, 2000 total interest income increased by $1.3 million compared to the same period one year ago, primarily as a result of increased volumes of loans receivable, particularly commercial and consumer loans.
Commercial and consumer loan receivables, including home equity and second mortgage loans, increased $47.3 million and mortgage loan receivables increased $18.2 million from June 30, 1999 to June 30, 2000. Total interest expense for the three month period increased $671 thousand reflecting the growth in savings account deposits and borrowed funds. For the nine months ended June 30, 2000, total interest income increased $2.8 million while total interest expense increased $1.1 million.

The provision for loan losses for the three and nine months ended June 30, 2000 was $190 thousand and $345 thousand compared to $65 thousand and $155 thousand for the three and nine months ended June 30, 1999. These increases were due to management's review of the loan portfolio as previously discussed in the third paragraph of the material changes in financial condition.

Noninterest income increased from $258 thousand and $848 thousand for the three and nine months ended June 30, 1999 to $569 thousand and $1.2 million for the most recent three and nine month periods. These increases are primarily due to fees generated from the increasing number of core deposit account relationships, increased income generated from the Bank's trust department, increased net gains from loan sales and the servicing fees retained on these sold loans. Noninterest expenses increased from $2.0 million during the three months ended June 30, 1999 to $2.2 million during the three months ended June 30, 2000, and from $5.1 million to $6.1 million for the comparable nine month periods. The noninterest expense increases are primarily attributable to staffing increases, renovated facilities to support lending operations, expenses associated with the opening of a new full service office during the first quarter of 2000, and expenses incurred in the offering of additional services to the Bank's customers. During the quarter ended June 30, 1999, the Bank incurred a $433,000 or $268,000 after tax noninterest expense reflecting the proper recognition of changes in the market value of loans held for sale.

The Company's effective income tax rate decreased from 42.7% and 41.6% for the three and nine months ended June 30, 1999 to 37.2% and 37.5% for the same periods ended June 30, 2000 primarily due to less impact of nondeductible expense related to the ESOP market value adjustment and tax credits from the investment in low income housing limited partnership investments.










ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk to the degree that its interest-bearing liabilities, primarily deposits with short and medium-term maturities, mature or reprice at different rates than its interest-earning assets. Although having liabilities that mature or reprice more frequently on average than assets will be beneficial in times of declining interest rates, such an asset/liability structure will result in lower net income during periods of rising interest rates, unless offset by other factors such as noninterest income.

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

As part of its efforts to monitor and manage interest rate risk, the Company uses the
Net Portfolio Value ("NPV") methodology adopted by the Office of Thrift Supervision as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance-sheet contracts. The difference is the NPV. As of March 31, 2000, (the most recently available data), after a 200 basis point rate decrease, the Company's NPV ratio was 11.17%. In the event of a 200 basis point increase in rates, the Company's NPV ratio was 7.13%. Management and the Board of Directors review the OTS measurements on a quarterly basis to determine whether the Company's interest rate exposure is within the limits established by the Board of Directors in the Company's interest rate risk policy.

The Company's asset/liability management strategy dictates acceptable limits on the amounts of change in NPV given certain changes in interest rates. The table presented here, as of March 31, 2000, is an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.

Interest Rates                                           NPV as % of Portfolio
Change in Basis                 NET PORTFOLIO VALUE           VALUE OF ASSETS
   Points                                              NPV
(RATE SHOCK) (1)        $ AMOUNT  $ CHANGE  % CHANGE  RATIO      CHANGE (1)
                                (Dollars in Thousands)


+300                   20,059   (17,485)      (47)    5.63        (417)

+200                   26,053   (11,491)      (31)    7.13        (267)

+100                   31,981   ( 5,563)      (15)    8.54        (126)

   0                   37,544         -         -     9.80           -

-100                   42,119     4,575        12    10.77          97

-200                   44,326     6,782        18    11.17         137

-300                   45,578     8,034        21    11.34         154

(1)Expressed in basis points
                                        15

As illustrated in the table, the Company's interest rate risk is more sensitive to rising rates than declining rates. This occurs primarily because as rates rise, the market value of fixed-rate loans declines due to both the rate increases and slowing prepayments. When rates decline, the Company does not experience a significant rise in market value for these loans because borrower prepayments increase. Specifically, the table indicates that, at March 31, 2000, the Company's NPV was $37.5 million or 9.80% of the market value of portfolio assets. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $11.5 million or 31% decline in the Company's NPV and would result in a 267 basis point or 27.2% decline in the Company's NPV ratio to 7.13%. Conversely, an immediate 200 basis point decrease in market interest rates would result in a $6.8 million or 18% increase in the Company's NPV, and a 137 basis point or 14.0% increase in the Company's NPV ratio to 11.17%. The percentage change in the Company's NPV at March 31, 2000 were within the limit in the Company's Board-approved guidelines.

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

The Board of Directors and management of the Company believe that certain factors afford the Company the ability to operate successfully despite its exposure to interest rate risk. The Company manages its interest rate risk by originating adjustable rate loans and by selling a portion of its fixed rate one-to-four family real estate loans. Although the Company has historically originated mortgage loans for its own portfolio, sales of fixed rate first mortgage loans with maturities of 15 years or greater are currently being sold on a "Best Efforts" delivery program basis to minimize interest rate risk exposure. The Company retains the servicing on the majority of loans sold in the secondary market and, at June 30, 2000, $50.4 million in such loans were being serviced for others. The Company also maintains capital well in excess of regulatory requirements.

The Company's investment strategy is to maintain a diversified portfolio of high quality investments that minimize interest rate and credit risks while striving to maximize investment return and to provide liquidity necessary to meet funding needs.

The Company's cost of funds responds to changes in interest rates due to the relatively short-term nature of its deposit portfolio. The Company has a substantial amount of passbook savings, demand deposit and money market accounts which may be less sensitive to changes in interest rate than certificate accounts. At June 30, 2000, the Bank had $70.2 million of these types of accounts. The Company offers a range of maturities on its deposit products at competitive rates and monitors the maturities on an ongoing basis.

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

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits
             See Exhibit 27, Financial Data Schedule on page 20.

         (b) MFB Corp. filed one Form 8-K report during the quarter ended June 30,2000.

               Date of report:  April 20, 2000
               Items reported:  News release dated April 20, 2000 regarding the announcement of second quarter earnings and announcement of a cash dividend payable on May 16, 2000 to holders of record on May 2, 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



MFB CORP.




Date  AUGUST 14, 2000                   By
                                           Charles J. Viater
                                           President



Date  AUGUST 14, 2000                   By
                                           Timothy C. Boenne
                                           Vice President