Form 10-K
period 2000-09-30
MFB CORP
filed 2000-12-27
CIK 916396

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2000
                                       or

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

           (1) Yes    x                  No ___
                   -------
           (2) Yes    x                  No ___
                   -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   x
                                    -----

The aggregate market value of the issuer's voting stock held by non-affiliates, as of December 1, 2000, was $18,129,655.

The number of shares of the registrant's common stock, without par value, outstanding as of December 1, 2000, was 1,346,489 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 2000 are incorporated by reference into Part II.

Portions of the Proxy Statement for the 2001 Annual Meeting of the Shareholders are incorporated into Part I and Part III.

                            Exhibit Index on Page 50
                              Page one of 53 pages

                                    MFB CORP.
                                    Form 10-K
                                      INDEX

PART I

Item 1.     Business                                                 1
Item 2.     Properties                                              40
Item 3.     Legal Proceedings                                       41
Item 4.     Submission of Matters to a Vote of Security Holders     41
Item 4.5    Executive Officers of Registrant                        41

PART II

Item 5.     Market for Registrant's Common Equity and Related

                   Stockholder Matters                              42
Item 6.     Selected Financial Data                                 43
Item 7.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations              43
Item 7a.    Quantitative and Qualitative Disclosures

                   About Market Risk                                43
Item 8.     Financial Statements and Supplementary Data             45
Item 9.     Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure              45

PART III

Item 10.    Directors and Executive Officers of the Registrant      46
Item 11.    Executive Compensation                                  46
Item 12.    Security Ownership of Certain Beneficial Owners
                   and Management                                   46
Item 13.    Certain Relationships and Related Transactions          46

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports
                   on Form 8-K                                      47
Signatures                                                          49

Exhibit List                                                        50

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

MFB Financial directly, and indirectly through its service corporation subsidiary, offers a number of consumer and commercial financial services. These services include: (i) residential real estate loans; (ii) home equity and second mortgage loans; (iii) construction loans; (iv) commercial loans; (v) loans secured by deposits and other consumer loans; (vi) NOW accounts; (vii) passbook savings accounts; (viii) certificates of deposit; (ix) consumer and commercial demand deposit accounts; (x) individual retirement accounts; (xi) trust services; and (xii) a variety of insurance products and brokerage services through Mishawaka Financial Services, Inc., its service corporation subsidiary. MFB Financial provides these services through its seven offices, three in Mishawaka, two in South Bend, one in Elkhart, and one in Goshen, Indiana. The Bank's market area for loans and deposits primarily consists of St. Joseph and Elkhart counties.

The Company's principal source of revenue is interest income from residential mortgage loans, construction loans, commercial loans and consumer loans. At September 30, 2000, $185.3 million, or 58.23% of the Company's total loan portfolio, consisted of mortgage loans on one-to-four family residential real property which are generally secured by first mortgages on the property. A large majority of the residential real estate loans originated by MFB Financial are secured by properties located in St. Joseph and Elkhart Counties.

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

At September 30, 2000, 28.64% of the Company's loan portfolio consist of commercial loans and 7.86% of the loan portfolio consist of consumer loans.

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

MFB Financial normally requires private mortgage insurance on all conventional residential first mortgages with loan-to-value ratios in excess of 80%. In accordance with the Homeowners Protection Act of 1998, MFB has adopted policies to assure complete compliance with automatic cancellation provisions, depending on the date the loan was originated. On first mortgages, MFB will generally lend up to 103% loan-to-value, based upon the lessor of the purchase price or appraisal. MFB also offers programs that target first-time homebuyers when the applicants have successfully completed a homebuyer's education course and earn less than 80%of the area median income. Second mortgages and home equity loans may be originated with loan-to-values up to 100% with higher yields to compensate for potentially higher risk.

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

Construction Loans. MFB Financial offers construction loans with respect to owner-occupied residential real estate, to builders or developers constructing such properties and to owners who are to occupy the premises. Construction and development loans, residential and commercial, are underwritten in the corporate lending department with consistent underwriting standards, including adequate collateral and sufficient debt coverage ratios. The loan approvals are also based on current economic conditions and personal guarantees may be required.

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

Commercial Loans. MFB Financial's commercial lending department focuses on meeting the borrowing needs of small local businesses primarily located in St. Joseph and Elkhart counties. Loans may be secured by real estate, equipment, inventory, receivables or other appropriate collateral. Terms vary and adjustable rate loans are generally indexed to the Wall Street Journal prime rate. Loans with longer amortization periods generally contain balloon payment provisions of five years or less. Personal guarantees by business principals are generally required in order to manage risk on these loans.

When appropriate, MFB Financial uses guaranteed lending programs, such as the small Business Administration, Indiana Finance Authority Department and the Business Development Corp., to reduce risk. Lending activity is controlled with individual loan officer lending limits and a loan committee consisting of various board members. Commercial lending activity has allowed MFB Financial to diversify its balance sheet, increase market penetration and improve earnings.

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

Consumer loans involve a higher level of risk than one-to-four family residential mortgage loans because the collateral, if any, tends to be less stable. However, the relatively higher yields and shorter terms to maturity of consumer loans are believed to be helpful in reducing interest-rate risk. MFB Financial makes secured consumer loans for amounts specifically tied to the value of the collateral and smaller unsecured loans with higher interest rates. Consumer loans would include home equity loans and lines of credit, new and used automobile and recreational vehicle loans, savings account loans, overdraft lines of credit and Visa credit card loans. MFB Financial has been successful in managing consumer loan risk.

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

MFB Financial confines its loan origination activities primarily in St. Joseph and Elkhart Counties and the surrounding area. Another full service financial center was opened in South Bend, Indiana in January 2000. MFB's loan originations are generated from referrals from builders, developers, real estate brokers, existing customers, and limited newspaper and periodical advertising. All loan applications are underwritten at MFB Financial's main office.

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

No later than 45 days in default, personal contact is made with the borrower to establish an acceptable repayment schedule. When loans are ninety days in default, contact is made with the borrower by an employee of MFB Financial after consultation with a Senior Loan Officer who attempts to establish an acceptable repayment schedule. Management is authorized to commence foreclosure proceedings for any loan upon making a determination that it is prudent to do so. All loans on which foreclosure proceedings have been commenced are placed on non-accrual status. Additionally, interest accrual ceases when the collection of interest becomes doubtful.

Non-performing assets. At September 30, 2000, $66,000 or .02% of the Company's total assets, were non-performing assets (loans delinquent more than 90 days, non-accrual loans, real estate owned ("REO") and troubled debt restructurings). At September 30, 2000, the Company had $1,651,000 of impaired loans which were identified during the quarter ended September 30, 2000 as a result of work-out discussions with a significant commercial loan customer, and it became apparent that the business would need to be sold to repay the loan. At September 30, 2000, the Bank did not have real estate owned property. When property is so acquired, the value of the asset is recorded on the books of the Company at fair value. All costs incurred from the date of acquisition in maintaining the property are expensed.

Classified assets. Federal regulations and MFB Financial's Classification of Assets policy provide for the classification of loans and other assets such as debt and equity securities considered by the Office of Thrift Supervision ("OTS") to be of lesser quality as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the association will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention" by management. At September 30, 2000, the Bank had classified $1,591,000 of its assets as "substandard", $0 as "doubtful", and $0 as "loss".

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

Allowance for Loan Losses

The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision is determined in conjunction with management's review and evaluation of current economic conditions, changes in the character and size of the loan and lease portfolio, delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan and lease portfolio. During the fiscal year ended September 30, 2000, the Bank experienced significant growth in the commercial loan portfolio. Total commercial loans at September 30, 2000 were $91.1 million compared to $47.4 million at September 30, 1999, a 92.2% increase. In addition, the Bank continued to expand its loan review and risk assessment procedures. Based on these factors, the provision for loan losses was increased from $230,000 during the year ended September 30, 1999 to $1.1 million for the year ended September 30, 2000. In management's opinion, MFB Financial's allowance for loan losses is adequate to absorb anticipated losses existing at September 30, 2000.

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

The  Company's  investment  portfolio  consists  of U.S.  Treasury  Bonds,  U.S.
government  agency  securities,   mortgage-backed  securities,   corporate  debt
securities, equity securities and Federal Home Loan Bank ("FHLB") stock.

Liquidity. Federal regulations require FHLB-member savings institutions to maintain an average daily balance of liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable savings deposits plus short-term borrowings. Liquid assets include cash, U.S. Treasury obligations, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances and specified state or federal agency obligations. Subject to various restrictions, FHLB-member savings institutions may also invest in certain corporate debt securities, commercial paper, mutual funds, mortgage-related securities, and first lien residential mortgage loans. This liquidity requirement may be changed from time-to-time by the OTS to any amount within the range of 4% to 10%, and is currently 4%. As of September 30, 2000, the Bank had liquid assets of $55.2 million and a regulatory liquidity ratio of 8.18%, well above the minimum regulatory requirements.

Sources of Funds

General. Deposits have traditionally been MFB Financial's primary source of funds for use in lending and investment activities. In addition to deposits, MFB Financial derives funds from FHLB advances, scheduled loan payments, loan prepayments, secondary market loan sales, and income provided from operations. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows and secondary market sales can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the FHLB of Indianapolis may be used to compensate for reductions in deposits or deposit inflows at less than projected levels.

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

MFB Financial's borrowings consist mainly of advances from the FHLB of Indianapolis upon the security of a blanket collateral agreement of a percentage of unencumbered loans and investment securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. There are regulatory restrictions on advances from the Federal Home Loan Banks, See "Regulation--Federal Home Loan Bank System" and "--Qualified Thrift Lender." At September 30, 2000, MFB Financial had $112.2 million in Federal Home Loan Bank borrowings outstanding. MFB Financial does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

With selected business entities, MFB Financial has entered into repurchase agreements. These agreements are all one day retail repurchase agreements, are accounted for as borrowings by the Bank, and are secured by certain investment securities of the Bank. At September 30, 2000, the Bank had $9.1 million in repurchase agreements outstanding.

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

The Bank's only subsidiary, Mishawaka Financial Services, Inc. ("Mishawaka Financial"), was organized in 1975 and currently is engaged in the sale of credit life, general fire and accident, car, home and life insurance, as agent to the Bank's customers and the general public. In addition, a range of investment and insurance related products are offered to customers through a contractual relationship established with Fiserv Investor Services, Inc, a full service securities brokerage firm. During fiscal year 2000, Mishawaka Financial received approximately $137,000 in commissions versus approximately $151,000 in commissions received during fiscal year 1999. Since Mishawaka Financial conducts all of its activities as agent for its customers, the Bank is not required to deduct from its capital any portion of this investment. The consolidated statements of income of MFB Corp. included elsewhere herein include the operation of the Bank and Mishawaka Financial. All significant intercompany balances and transactions have been eliminated in the consolidation.

Employees

As of September 30, 2000, MFB Financial employed 102 persons on a full-time basis and 26 persons on a part-time basis. None of MFB Financial's employees are represented by a collective bargaining group. Management considers its employee relations to be excellent.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     A. The following are the average balance sheets for the years ending September 30:


                                           2000          1999          1998
                                          Average       Average       Average
                                        Outstanding   Outstanding   Outstanding
                                          Balance       Balance       Balance
                                          -------       -------       -------
Assets:                                                   (In thousands)
Interest-earning assets:
  Interest-bearing deposits              $   4,536    $   11,983    $    9,633
  Securities (1)                            25,576        17,347        13,647
  Mortgage-backed securities (1)            19,191        30,461        23,206
  FHLB stock                                 5,853         5,453         3,446
  Loans held for sale                        3,837        15,571         2,401
  Loans receivable (2)                     300,717       244,132       220,244
                                         ---------    ----------    ----------
      Total interest-earning assets        359,710       324,947       272,577
Non-interest earning assets, net
  of allowance for loan losses              17,335        11,246         5,320
                                         ---------    ----------    ----------

          Total assets                   $ 377,045    $  336,193    $  277,897
                                         =========    ==========    ==========

Liabilities and shareholders' equity:
Interest-bearing liabilities:
  Savings accounts                       $  15,218    $   12,277    $   10,737
  NOW and money market accounts             40,583        36,422        30,065
  Certificates of deposit                  156,855       137,734       130,350
  Repurchase agreements                      7,718         3,892         1,647
  FHLB advances                            108,759       104,894        66,123
                                         ---------    ----------    ----------
      Total interest-bearing liabilities   329,133       295,219       238,922
Other liabilities                           16,222         9,351         5,571
                                         ---------    ----------    ----------
  Total liabilities                        345,355       304,570       244,493

Shareholders' equity
    Common stock                            13,065        12,933        12,921
    Retained earnings                       26,541        24,550        22,958
    Net unrealized gain(loss) on securit
         available for sale                   (921)          213            56
    Less common stock acquired by:
         Employee stock ownership plan        (131)         (352)         (565)
         Recognition and retention plans         -           (11)          (80)
    Treasury stock                          (6,864)       (5,710)       (1,886)
                                         ---------    ----------    ----------
    Total shareholders' equity              31,690        31,623        33,404
                                         ---------    ----------    ----------

    Total liabilities and shareholders'  $ 377,045    $  336,193    $  277,897
                                         =========    ==========    ==========

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


                                                  --------Year Ended September 30, 1999-------
                                                         -----------------------------
                                                     Average                          Average
                                                     Balance         Interest       Yield/Cost
                                                     -------         --------       ----------
                                                              (Dollars in thousands)
INTEREST-EARNING ASSETS
     Interest-bearing deposits                     $      4,536    $        290         6.39%
     Securities (1)                                      26,232           1,761         6.71
     Mortgage-backed securities (1)                      20,060           1,323         6.60
     FHLB stock                                           5,853             476         8.13
     Loans held for sale                                  3,837             287         7.48
     Loans receivable (2)                               300,717          24,377         8.11
                                                   ------------    ------------
         Total interest-earning assets             $    361,235          28,514         7.89
                                                   ============

INTEREST-BEARING LIABILITIES
     Savings accounts                              $     15,218             371         2.44%
     NOW and money market accounts                       40,583           1,055         2.60
     Certificates of deposit                            156,855           8,600         5.48
     Repurchase agreements                                7,718             300         3.89
     FHLB advances                                      108,759           6,147         5.65
                                                   ------------    ------------
         Total interest-bearing liabilities        $    329,133          16,473         5.01
                                                   ============    ------------

Net interest-earning assets                        $     32,102
                                                   ============

Net interest income                                                $     12,041
                                                                   ============

Interest rate spread (3)                                                                2.88%

Net yield on average interest-earning assets (4)                                        3.33%

Average interest-earning assets to
  average interest-bearing liabilities                   109.75%



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

I.   DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
       INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)


                                                 --------Year Ended September 30, 1999-------
                                                         -----------------------------
                                                    Average                          Average
                                                    Balance         Interest       Yield/Cost
                                                    -------         --------       ----------
                                                             (Dollars in thousands)
INTEREST-EARNING ASSETS
     Interest-bearing deposits                   $     11,983    $        613         5.12%
     Securities (1)                                    17,593           1,048         5.96
     Mortgage-backed securities (1)                    30,572           1,831         5.99
     FHLB stock                                         5,453             436         8.00
     Loans held for sale                               15,571           1,091         7.01
     Loans receivable (2)                             244,132          19,235         7.88
                                                 ------------    ------------
         Total interest-earning assets           $    325,304          24,254         7.46
                                                 ============

INTEREST-BEARING LIABILITIES
     Savings accounts                            $     12,277             294         2.39%
     NOW and money market accounts                     36,422           1,001         2.75
     Certificates of deposit                          137,734           7,285         5.29
     Repurchase agreements                              3,892             148         3.80
     FHLB advances                                    104,894           5,720         5.45
                                                 ------------    ------------
         Total interest-bearing liabilities      $    295,219          14,448         4.89
                                                 ============    ------------

Net interest-earning assets                      $     30,085
                                                 ============

Net interest income                                              $      9,806
                                                                 ============

Interest rate spread (3)                                                              2.57%

Net yield on average interest-earning assets (4)                                      3.01%

Average interest-earning assets to
  average interest-bearing liabilities                 110.19%


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

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)


                                                --------Year Ended September 30, 1998-------
                                                        -----------------------------
                                                   Average                          Average
                                                   Balance         Interest       Yield/Cost
                                                   -------         --------       ----------
                                                            (Dollars in thousands)
INTEREST-EARNING ASSETS
     Interest-bearing deposits                  $      9,633    $        560         5.81%
     Securities (1)                                   13,541             900         6.65
     Mortgage-backed securities (1)                   23,218           1,357         5.84
     FHLB stock                                        3,446             276         8.01
     Loans held for sale                               2,401             178         7.41
     Loans receivable (2)                            220,244          17,567         7.98
                                                ------------    ------------
         Total interest-earning assets          $    272,483          20,838         7.65
                                                ============

INTEREST-BEARING LIABILITIES
     Savings accounts                           $     10,737             271         2.52%
     NOW and money market accounts                    30,065             852         2.83
     Certificates of deposit                         130,350           7,265         5.57
     Repurchase agreements                             1,647              67         4.07
     FHLB advances                                    66,123           3,749         5.67
                                                ------------    ------------
         Total interest-bearing liabilities     $    238,922          12,204         5.11
                                                ============    ------------

Net interest earning assets                     $     33,561
                                                ============

Net interest income                                             $      8,634
                                                                ============

Interest rate spread (3)                                                             2.54%

Net yield on average interest-earning assets (4)                                     3.17%

Average interest-earning assets to
  average interest-bearing liabilities                114.05%

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

                                                            Increase (Decrease) in
                                                              Net Interest Income
                                              ----------------------------------------------
                                                Total Net           Due to            Due to
                                                 Change              Rate             Volume
                                                 ------              ----             ------
                                                                (In thousands)
Year ended September 30, 2000 compared
  to year ended September 30, 1999
      Interest-earning assets
         Interest-bearing deposits            $      (323)      $       126       $       (449)
         Securities                                   713               146                567
         Mortgage-backed securities                  (508)              171               (679)
         FHLB stock                                    40                 8                 32
         Loans held for sale                         (804)               18               (822)
         Loans receivable                           5,142               551              4,591
                                              -----------       -----------       ------------
             Total                                  4,260             1,020              3,240

      Interest-bearing liabilities
         Savings accounts                              77                 5                 72
         NOW and money market accounts                 54               (56)               110
         Certificates of deposit                    1,315               274              1,041
         Repurchase agreements                        152                 3                149
         FHLB advances                                427               212                215
                                              -----------       -----------       ------------
             Total                                  2,025               438              1,587
                                              -----------       -----------       ------------

Change in net interest income                 $     2,235       $       582       $      1,653
                                              ===========       ===========       ============

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

                                                             Increase (Decrease) in
                                                               Net Interest Income
                                              ----------------------------------------------
                                                Total Net           Due to            Due to
                                                 Change              Rate             Volume
                                                 ------              ----             ------
                                                                (In thousands)
Year ended September 30, 1999 compared
  to year ended September 30, 1998
      Interest-earning assets
         Interest-bearing deposits            $        53       $       (73)      $        126
         Securities                                   148              (101)               249
         Mortgage-backed securities                   474                34                440
         FHLB stock                                   160                 -                160
         Loans held for sale                          913               (10)               923
         Loans receivable                           1,668              (216)             1,884
                                              -----------       ------------      ------------
             Total                                  3,416              (366)             3,782

      Interest-bearing liabilities
         Savings accounts                              23               (14)                37
         NOW and money market accounts                149               (26)               175
         Certificates of deposit                       20              (380)               400
         Repurchase agreements                         81                (5)                86
         FHLB advances                              1,971              (148)             2,119
                                              -----------       ------------      ------------
             Total                                  2,244              (573)             2,817
                                              -----------       ------------      ------------

Change in net interest income                 $     1,172       $       207       $        965
                                              ===========       ===========       ============

II.  INVESTMENT PORTFOLIO

     A. The following table sets forth the amortized cost and fair value of securities available for sale:

                                                           At September 30,
                      -------------------------------------------------------------------------------------------
                                  2000                           1999                              1998
                      --------------------------       --------------------------      --------------------------
                         Amortized        Fair          Amortized         Fair          Amortized         Fair
                           Cost           Value           Cost            Value           Cost            Value
                           ----           -----           ----            -----           ----            -----
                                                              (In thousands)

Debt securities
     U.S. Government
       and federal
       agencies       $    17,944    $     17,738      $     7,745     $    7,563      $    4,219     $     4,254
     Mortgage-
       backed              14,834          14,212           27,112         26,450          22,259          22,267
     Other securities                                            -              -           8,929           8,929
     Corporate notes        9,924           9,355            3,959          3,728           5,945           5,863
                      -----------    ------------      -----------     ----------      ----------     -----------

                           42,702          41,305           38,816         37,741          41,352          41,313

Marketable equity

  securities                  438             318              543            429             543             506
                      -----------    ------------      -----------     ----------      ----------     -----------

                      $    43,140    $     41,623      $    39,359     $   38,170      $   41,895     $    41,819
                      ===========    ============      ===========     ==========      ==========     ===========


The following table sets forth the amortized cost and fair value of securities held to maturity:

                                                           At September 30,
                      -------------------------------------------------------------------------------------------
                                  2000                           1999                              1998
                      --------------------------       --------------------------      --------------------------
                         Amortized        Fair          Amortized         Fair          Amortized         Fair
                           Cost           Value           Cost            Value           Cost            Value
                           ----           -----           ----            -----           ----            -----
                                                              (In thousands)
Debt securities
Corporate notes       $         -    $          -      $     3,984     $    3,709      $        -     $         -
                      -----------    ------------      -----------     ----------      ----------     -----------

                      $         -    $          -      $     3,984     $    3,709      $        -     $         -
                      ===========    ============      ===========     ==========      ==========     ===========

The following table sets forth the amortized cost and estimated market value of Federal Home Loan Bank (FHLB) stock:

                                                           At September 30,
                      -------------------------------------------------------------------------------------------
                                  2000                           1999                              1998
                      --------------------------       --------------------------      --------------------------
                                        Estimated                      Estimated                        Estimated
                         Amortized       Market         Amortized        Market         Amortized        Market
                           Cost           Value           Cost            Value           Cost            Value
                           ----           -----           ----            -----           ----            -----
                                                               (In thousands)

Other securities
FHLB stock, at
   cost               $     6,308    $      6,308      $     5,511     $    5,511      $    4,636     $     4,636
                      ===========    ============      ===========     ==========      ==========     ===========


     B. The maturity distribution and weighted average interest rates of debt securities available for sale, excluding mortgage-backed securities, are as follows:

                                               Amount at September 30, 2000, which matures in
                -------------------------------------------------------------------------------------------------------------
                        One               Over One to          Over Five to             Over 10
                    Year or Less           Five Years           Ten Years                Years                  Totals
                --------------------  --------------------  --------------------  --------------------  ---------------------
                Amortized    Fair     Amortized    Fair     Amortized    Fair     Amortized    Fair     Amortized    Fair
                  Cost       Value      Cost       Value      Cost       Value      Cost      Value       Cost      Value
                  ----       -----      ----       -----      ----       -----      ----      ------      ----      -----

                                                           (Dollars in thousands)
U.S. Government
  and federal
  agencies      $      -  $      -    $ 13,197  $ 13,164   $  4,000   $  3,880    $   747   $   694    $ 17,944   $ 17,738
Corporate
  notes            1,993     1,985         487       489      3,485      3,180      3,959     3,701       9,924      9,355
                --------  --------    --------  ---------  --------   --------    -------   -------    -------    --------
                $  1,993  $  1,985    $ 13,684  $  13,653  $  7,485   $  7,060    $ 4,706   $ 4,395    $ 27,868   $ 27,093
                ========  ========    ========  =========  ========   ========    =======   =======    ========   ========


Weighted
average yield       6.97%                 6.99%                7.05%                 7.26%                 7.05%

     The  weighted  average  interest  rates are  based  upon  coupon  rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

     C. Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no investments in securities of any one issuer which exceeded 10% of the shareholders' equity of the Company at September 30, 2000.

III. LOAN PORTFOLIO

     A. The following table sets for the composition of MFB Corp.'s consolidated loan portfolio and mortgage-backed securities by loan type as of the dates indicated, including a reconciliation of gross loans receivable to net loans receivable after consideration of the allowance for loan losses, deferred net loan fees and loans in process:

                              -------------------------------------------September 30,----------------------------------------
                                      2000               1999               1998                1997                1996
                              --------------------  ------------------  ----------------  -------------------  ---------------
                                          Percent            Percent            Percent               Percent              Percent
                                            of                 of                 of                    of                   of
                                Amount     Total     Amount   Total     Amount   Total       Amount    Total     Amount     Total
                                ------     -----     ------   -----     ------   -----       ------    -----     ------     -----
                                                                         (Dollars in thousands)
Mortgage loans
  Residential                 $ 185,267   58.23%  $ 191,480   70.62%  $ 183,151  78.49%     $ 164,598  86.91%   $ 143,751   92.87%
  Residential construction       13,146    4.13      11,158    4.12       8,233   3.53          8,245   4.35        5,005    3.23
  Multi-family                    3,631    1.14       3,299    1.22         120    .05            130    .07          163     .10

Commercial and other loans
  Commercial loans               91,105   28.64      47,399   17.48      30,775  13.19          8,833   4.66          876     .57
  Home equity and second
    mortgage loans               18,917    5.95      13,308    4.91       9,067   3.89          7,177   3.79        3,790    2.45
  Financing leases                    -     -            17     .01          83    .03            325    .17        1,125     .73
  Other                           6,089    1.91       4,461    1.64       1,914    .82             96    .05           83     .05
                              ---------  ------   ---------  ------   --------- ------      --------- ------    ---------  ------
    Gross loans receivable      318,155  100.00%    271,122  100.00%    233,343 100.00%       189,404 100.00%     154,793  100.00%
                                         ======              ======             ======                ======               ======

Less
     Allowance for loan losses   (1,672)               (638)               (454)                 (370)               (340)
     Deferred net loan fees        (923)               (933)               (798)                 (653)               (440)
     Loans in process               (54)                (87)               (485)                 (117)             (1,961)
                              ---------           ---------           ---------             ---------           ---------
         Net loans
          receivable          $ 315,506           $ 269,464           $ 231,606             $ 188,264           $ 152,052
                              =========           =========           =========             =========

Mortgage-backed securities
     FHLMC certificates       $     610           $     868           $   2,316             $   3,508           $   5,013
     CMO - REMIC                 13,602              25,582              19,951                12,071              19,061
                              ---------           ---------           ---------             ---------           ---------
         Net mortgage-backed
           securities         $  14,212           $  26,450           $  22,267             $  15,579           $  24,074
                              =========           =========           =========             =========
Mortgage loans
     Adjustable rate          $ 157,144   77.78%  $ 142,756   69.32%  $ 153,897      80.36% $ 139,665  80.74%   $ 130,336   87.01%
     Fixed rate                  44,900   22.22      63,181   30.68      37,607      19.64     33,308  19.26       19,459   12.99
                              ---------  ------   ---------  ------   ---------     ------  --------- ------    ---------  ------

         Total                $ 202,044  100.00%  $ 205,937  100.00%  $ 191,504     100.00% $ 172,973 100.00%   $ 149,795  100.00%
                              =========  ======   =========  ======  ==========     ======  ========= ======    =========  ======

     B. Loan Maturity. The following table sets forth certain information at September 30, 2000, regarding the dollar amount of loans maturing in MFB Corp.'s consolidated loan portfolio based on the date that final payment is due under the terms of the loan. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

                                                                       Due during years ended September 30,
                                  Balance      ----------------------------------------------------------------------------------
                                Outstanding
                              at September 30,                                     2004         2006       2011           2016
                                                                                   and           to         to            and
                                  2000          2001        2002        2003       2005         2010       2015         Following
                                  ----          ----        ----        ----       ----         ----       ----         ---------
                                                                                   (In thousands)
Mortgage Loans
      Residential               $  185,267    $  19,208    $   113    $   283    $   1,276    $ 9,601    $   34,828    $  119,958
      Residential construction      13,146       13,146          -          -            -          -             -             -
      Multi-family                   3,631           36        664        109        2,756         66             -             -

Commercial and other Loans
      Commercial loans              91,105       35,435      2,368     12,089       37,042      3,129         1,042             -
      Home equity and second
        mortgage                    18,917          796        903      1,813        9,332      5,676           263           134
      Other                          6,089          356        643      1,547        3,342        201             -             -
                                ----------    ---------    -------    -------    ---------    -------    ----------    ----------

      Total                     $  318,155       68,977    $ 4,691    $15,841    $  53,748    $18,673    $   36,133    $  120,092
                                ==========    =========    =======    =======    =========    =======    ==========    ==========

The following table sets forth, as September 30, 2000, the dollar amount of all loans due after one year which have fixed interest rates and floating or adjustable interest rates.

                                            Due After September 30, 2001
                                            ----------------------------
                                                     Variable
                                       Fixed Rates    Rates        Total
                                       -----------    -----        -----
                                                  (In thousands)
Mortgage loans
      Residential                      $   37,768  $  128,291    $ 166,059
      Multi-family                          3,510          85        3,595

Commercial and other loans
      Commercial loans                     55,600          70       55,670
      Home equity and second mortgage       3,073      15,048       18,121
      Other                                 5,733           -        5,733
                                       ----------  ----------    ---------

      Total                            $  105,684  $  143,494    $ 249,178
                                       ==========  ==========    =========

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

                                                   At September 30,
                                  ----------------------------------------------
                                   2000      1999      1998      1997      1996
                                   ----      ----      ----      ----      ----
                                                 (Dollars in thousands)

Accruing loans delinquent
  more than 90 days               $   60    $   96    $  124    $  261    $  198
Non-accruing loans (1)                 6         -         -         -         -
Troubled debt restructurings           -         -         -         -         -
                                  ------    ------    ------    ------    ------
      Total non-performing
        loans                         66        96       124       261       198
Real estate owned, net                 -       100       145         -         -
                                  ------    ------    ------    ------    ------

      Total non-performing
        assets                    $   66    $  196    $  269    $  261    $  198
                                  ======    ======    ======    ======    ======

Non-performing loans to
  total loans, net (2)              .02%      .03%      .05%      .14%      .13%
Non-performing assets to
  total assets                      .02%      .06%      .09%      .10%      .09%

Management believes that the allowance for loan losses balance at September 30, 2000 is adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

The gross interest income that would have been recorded and the actual interest income recorded on non-accruing loans outstanding at September 30, 2000 was not material.

(1) MFB Corp. generally places mortgage loans on a nonaccrual status when serious doubt exists as to their collectibility.
(2)  Total loans less deferred net loan fees and loans in process.

          2.   Potential Problem Loans

               As of September 30, 2000, there are no loans, other than the $1,591,000 of impaired loans, where there are serious doubts as to the ability of the borrower to comply with present loan repayment terms, which may result in disclosure of such loans pursuant to Item III.C.1. Consideration was given to loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in
               Section 1 above. Management believes that these loans do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or management believes that these loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

          3.   Foreign Outstandings

               None

          4.   Loan Concentrations

               MFB Corp. historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one-to-four family residential real property. These loans continue to be a major focus of MFB Corp.'s loan origination activities, representing 62.36% of MFB Corp.'s total loan portfolio at September 30, 2000. However, MFB Corp. continues to place increased emphasis on diversifying its balance sheet and improving earnings with significant growth in small business lending, which represent 28.64% of the total loan portfolio at September 30, 2000.

     D.   Other Interest-Earning Assets

          There are no other interest-earning assets as of September 30, 2000 which would be required to be disclosed under Item III. C.1 or 2 if such assets were loans.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

     A. The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions (including those of MFB Corp.'s lending area), changes in the characteristic and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, MFB Corp.'s allowance for loan losses is adequate to absorb anticipated losses from loans at September 30, 2000.

          The following table analyzes changes in the consolidated allowance for loan losses during the past five years ended September 30, 2000.

                                                Years Ended September 30,
                                  ---------------------------------------------
                                   2000      1999      1998      1997      1996
                                   ----      ----      ----      ----      ----
                                                (Dollars in thousands)
Balance of allowance at
  beginning of period             $  638    $  454    $  370    $  340    $  310
Add
      Recoveries of loans
        previously charged-
        off--residential real
        estate loans                             -         -         -         -
Less charge offs
      Residential real estate

        loans                                    -         -         -         -
      Commercial real estate
        loans                         51        45        36         -         -
      Consumer loans                  21         1         -         -         -
                                  ------    ------    ------    ------    ------
Net charge-offs                       72        46        36         -         -
Provisions for loan losses         1,106       230       120        30        30
                                  ------    ------    ------    ------    ------

Balance of allowance at
  end of period                   $1,672    $  638    $  454    $  370    $  340
                                  ======    ======    ======    ======    ======

Net charge-offs to total
  average loans out-
  standing for period              *.02%     *.02%     *.02%        -%        -%
Allowance at end of
  period to total loans, net
  at end of period (1)             *.53%     *.24%     *.20%      .20%      .22%
Allowance to total non-
  performing loans at
  end of period                2,533.33%   664.58%   366.13%   141.76%   171.72%


(1)    Total loans less deferred net loan fees and loans in process.
*      Not including loans held for sale

     Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of MFB Corp.'s allowance for loan losses at the dates indicated.

                                                                  September 30,
                                 --------------------------------------------------------------------------------------------

                                    2000                1999               1998               1999               1996
                                 ----------------  -----------------  -----------------  -----------------  -----------------
                                         Percent            Percent            Percent            Percent            Percent
                                         of loans           of loans           of loans           of loans           of loans
                                         in each            in each            in each            in each            in each
                                         category           category           category           category           category
                                         to total           to total           to total           to total           to total
                                 Amount   Loans    Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans
                                 ------   -----    ------    -----    ------    -----    ------    -----    ------    -----
                                                                       (Dollars in thousands)
Balance at end of period
  applicable to
      Residential                $   99   58.23%   $   110   70.62%   $   181   78.49%   $   323   86.91%   $   311   92.87%

      Commercial                  1,379   28.64        387   17.48        213   13.19         19    4.66          1     .57

      Multi-family                    4    1.14          3    1.22          1     .05          1     .07          1     .10

      Residential construction       13    4.13         11    4.12          8    3.53          1    4.35          1    3.23

      Consumer loans (1)             65    7.86         45    6.56         26    4.74          1    4.01          1    3.23

      Unallocated                   112       -         82       -         25       -         25       -         25       -
                                 ------  ------    -------  ------    -------  ------    -------  ------    -------  ------

          Total                  $1,672  100.00%   $   638  100.00%   $   454  100.00%   $   370  100.00%   $   340  100.00%
                                 ======  ======    =======  ======    =======  ======    =======  ======    =======  ======

(1) Includes home equity and second mortgage loans, financing leases, and other loans including, education loans and loans secured by deposits.

V.   DEPOSITS

     The average amount of deposits and average rates paid are summarized as follows for the years ended September 30:

                                                      2000                   1999                    1998
                                                      ----                   ----                    ----
                                             Average      Average    Average     Average   Average      Average
                                              Amount       Rate       Amount      Rate      Amount       Rate
                                              ------       ----       ------      ----      ------       ----
                                                                    (Dollars in thousands)
      Savings accounts                       $   15,218     2.44%   $   12,277    2.39%   $   10,737     2.52%
      Now and money market accounts              40,583     2.60        36,422    2.75        30,065     2.83
      Certificates of deposit                   156,855     5.48       137,734    5.29       130,350     5.57
      Demand deposits (noninterest-bearing)      10,738                  6,763                 3,554
                                             ----------             ----------            ----------

                                             $  223,394             $  193,196            $  174,706
                                             ==========             ==========            ==========


     Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at September 30, 2000 is summarized as follows:

                                                       Amount
                                                       ------
                                                  (In thousands)

      Three months or less                         $    12,747
      Over three months and through six months           6,338
      Over six months and through twelve months         13,591
      Over twelve months                                 6,933
                                                   -----------

                                                   $    39,609
                                                   ===========

VI.  RETURN ON EQUITY AND ASSETS

     The ratio of net income to average total assets and average shareholders' equity and certain other ratios are as follows:

                                                   September 30,
                                  ---------------------------------------------
                                      2000              1999             1998
                                      ----              ----             ----
                                               (Dollars in thousands)

   Average total assets           $  377,045        $  336,193       $  277,897
                                  ==========        ==========       ==========

   Average shareholders' equity   $   31,690        $   31,623       $   33,404
                                  ==========        ==========       ==========

   Net income                     $    2,815        $    2,204       $    2,236
                                  ==========        ==========       ==========

   Return on average total assets        .75%              .66%             .80%
                                  ==========        ==========       ==========

   Return on average shareholders'
      equity                            8.88%             6.97%            6.69%
                                  ==========        ==========       ==========

   Dividend payout ratio
    (dividends declared per
    common share divided by
    basic net income per
    common share)                      18.38%            22.76%           23.26%
                                  ==========        ==========       ==========

   Average shareholders' equity
     to average total assets            8.40%             9.41%           12.02%
                                  ==========        ==========       ==========


VII. SHORT-TERM BORROWINGS

     The following table sets forth the maximum month-end balance and average balance of FHLB advances and securities sold under agreements to repurchase at the dates indicated.

                                                   September 30,
                                  ---------------------------------------------
                                     2000              1999             1998
                                     ----              ----             ----
                                               (Dollars in thousands)
Maximum Balance:
FHLB advances.....................$  118,152        $  110,226       $   92,726
Securities sold under agreements
  to repurchase...................    10,201             7,079            3,882

Average Balance:
FHLB advances:....................   108,759           104,894           66,123
Securities sold under agreements
  to repurchase...................     7,718             3,892            1,647

Average Rate Paid On:
FHLB advances.....................      5.65%             5.45%            5.67
Securities sold under agreements
  to repurchase...................      3.89              3.80             4.07

The following table sets forth the Bank's borrowings at the dates indicated:

                                                   September 30,
                                  ---------------------------------------------
                                     2000              1999             1998
                                     ----              ----             ----
                                               (Dollars in thousands)
Amounts Outstanding:
FHLB advances.....................$  112,152        $  104,226       $   92,726
Securities sold under agreements
  to repurchase...................     9,143             6,566            2,366

Weighted Average Interest Rate:
FHLB Advances.....................      5.70%             5.37%            5.42
Securities sold under agreements
  to repurchase...................      4.08              3.52             4.02

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

In addition, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana passed a law establishing interstate branching provisions for Indiana state-chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion and authorizes out-of-state banks meeting certain requirements to branch into Indiana by merger or de novo expansion. This legislation has already resulted in increased competition for the Holding Company and the Bank.

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

The OTS has extensive authority over the operations of savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Bank was as of March 13, 2000. When these examinations are conducted by the OTS, the examiners may require the Company to provide for higher general or specific loan loss reserves. To fund the operations of the OTS, all savings institutions are subject to a semi-annual assessment, based on the total assets, condition, and complexity of operations. The Bank's OTS assessment for the fiscal year ended September 30, 2000, was approximately $78,000.

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

In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by nonresidential real property may not exceed 400% of total capital, except with approval of the OTS. The Bank is in compliance with the noted restrictions.

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

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, federal legislation which modernizes the laws governing the financial services industry. The new law establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. As a result of this legislation, bank holding companies will be permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities. To the extent the law permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer wider varieties of financial services than are currently offered by MFB and that could aggressively compete in the markets currently served by MFB. The statute grandfathered MFB's status as a unitary savings and loan holding company and its authority to engage in commercial activities. The legislation also provides, however, that a company that acquires a unitary savings and loan holding company through a merger or other business combination may engage only in those activities that are permissible for a multiple savings and loan holding company or for a financial holding company. This provision likely could reduce the number of potential acquirors of MFB. The law also increases commercial banks' access to loan funding by the Federal Home Loan Bank System, and includes new provisions in the privacy area, restricting the ability of financial institutions to share nonpublic personal customer information with third parties.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member financial institutions. At September 30, 2000, the Bank's investment in stock of the FHLB of Indianapolis was $6.3 million.

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

Deposit accounts in the Bank are insured by the SAIF within prescribed statutory limits which generally provide a maximum of $100,000 coverage for each insured account. As a condition to such insurance, the FDIC is authorized to issue regulations and, in conjunction with the OTS, conduct examinations and generally supervises the operations of its insured members. This supervision extends to a comprehensive regulatory scheme governing, among other things, the form of deposit instruments issued by savings institutions, and certain aspects of their lending activities, including appraisal requirements, private mortgage insurance coverage and lending authority.

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

In addition to the assessment for deposit insurance, savings institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the SAIF. During 1998, Financial Corporation payments for SAIF members approximated 6.10 basis points, while BIF members paid
1.22 basis points. By law, payments on Financing Corporation obligations have been shared equally between the members of both insurance funds since January 1, 2000. The Bank's annual deposit insurance premium for the year ended September 30, 2000, including the Financial Corporation payments, was approximately $62,000 based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

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

Regulatory Capital

Currently, savings institutions are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations with the highest rating for safety and soundness maintain "core capital" of at least 3% of total assets, with other savings associations maintaining core capital of 4% to 5% of total assets, depending on their condition. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits), less nonqualifying intangibles. Under the tangible capital requirement, a savings bank must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights and purchased credit card relationships which may be included subject to certain limits) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings bank to account for the relative risks inherent in the type and amount of assets held by the savings bank. The total risk-based capital requirement requires a savings bank to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%) with a credit risk-free asset such as cash requiring no risk-based capital and an asset with a significant credit risk such as a non-accrual loan being assigned a factor of 100%. At September 30, 2000, based on the capital standards then in effect, the Bank was in compliance with all capital requirements imposed by law.

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

Prompt Corrective Action

Applicable Federal law requires that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, five capital tiers have been established: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At each successively lower capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. OTS regulations define these capital levels as follows: (1) well-capitalized institutions must have total risk-based capital of at least 10%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 6% and a leverage ratio of at least 5% and are not subject to any order or written directive of the OTS to maintain a specific capital level for any capital measure; (2) adequately capitalized associations are those that meet the regulatory minimum of total risk-based capital of 8%, core risk-based capital of 4% and a leverage ratio of 4%, but which are not well capitalized; (3) undercapitalized institutions are those that do not meet the requirements for adequately capitalized institutions, but that are not significantly undercapitalized; (4) significantly undercapitalized institutions have total risk-based capital of less than 6%, core risk-based capital of less than 3% and a leverage ratio of less than 3%; and (5) critically undercapitalized institutions are those with tangible capital of less than 2% of total assets. In addition, the OTS can downgrade an institution's designation notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or if the institution is deemed to be in an unsafe or unsound condition. Each undercapitalized institution must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Significantly undercapitalized institutions must restrict the payment of bonuses and raises to their senior executive officers. Furthermore, a critically undercapitalized institution must be placed in conservatorship or receivership within 90 days after reaching such capitalization level, except under limited circumstances. It will also be prohibited from making payments on any subordinate debt securities without the prior approval of the FDIC and will be subject to significant additional operating restrictions. The Bank's capital at September 30, 2000, meets the standards for a well-capitalized institution.

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

Transactions with Affiliates

Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity which controls the savings bank, any company that is under common control with the savings bank, or a bank or savings association subsidiary of the savings bank. In a holding company context the parent holding company of a savings bank (such as MFB) and any companies controlled by such parent holding company are affiliates of the savings bank.

Generally, Sections 23A and 23B (i) limit the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" with respect to an affiliate of a financial institution includes a loan to the affiliate, a purchase of assets from the affiliate, the issuance of a guarantee on behalf of the affiliate, and similar types of transactions.

In addition to the restrictions imposed by Sections 23A and 23B, no savings bank may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes, or similar obligations of any affiliate other than shares of a bank or savings association subsidiary of the savings bank.

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

The Company's Board of Directors presently intends to operate MFB as a unitary savings and loan holding company. Under current law, there are generally no restrictions on the permissible business activities of a unitary savings and loan holding company. However, if the Director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings bank, the Director of the OTS may impose such restrictions as deemed necessary to address such risk and limiting (i) payment of dividends by the savings bank, (ii) transactions between the savings bank and its affiliates, and (iii) any activities of the savings bank that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings bank. Further, the recently enacted Gramm-Leach-Bliley Act prohibits a company that engages in activities in which a multiple thrift holding company or financial holding company may not engage from acquiring a savings and loan holding company, such as MFB.

Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings bank subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company must, within one year of the savings association's failure to meet the QTL test, register as a bank holding company and become subject to all of the provisions of the Bank Holding Company Act of 1956. See-"Qualified Thrift Lender." At September 30, 2000, the Bank's asset composition was in excess of that required to qualify the Bank as a Qualified Thrift Lender.

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

Branching

The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings institutions to branch outside of their home state if the institution meets the domestic building and loan test in Section 7701(a)(l9) of the Internal Revenue Code of 1986, as amended (the "Code") or the asset composition test of Section 7701(c) of the Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings institutions in more than one state is permitted if the law of the state in which the savings bank to be acquired is located specifically authorizes acquisition of its state-chartered institutions by state-chartered institutions or their holding companies in the state where the acquiring institution or holding company is located.

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

Loans to One Borrower

Under OTS regulations, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings bank may lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the savings bank meets its regulatory capital requirements and the OTS authorizes the savings bank to use this expanded authority. At September 30, 2000, the bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its regulatory limits. Management does not believe that the loan-to-one-borrower limits will have a significant impact on the Bank's business operations or earnings.

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

A savings bank which fails to meet the QTL test must either convert to a bank (but its deposit insurance assessments and payments will be those of and paid to SAIF) or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for a national bank and for a savings bank; (ii) its branching activities shall be limited to those of a national bank; and (iii) it shall be bound by regulations applicable to national banks respecting payment of dividends. Three years after failing the QTL test the association must) dispose of any investment or activity not permissible for a national bank and a savings bank. If such a savings bank is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies.

 A savings bank failing to meet the QTL test may re-qualify as a QTL if it thereafter meets the QTL test. In the event of such re-qualification it shall not be subject to the penalties described above. A savings bank which subsequently again fails to qualify under the QTL test shall become subject to all of the described penalties without application of any waiting period.

At September 30, 2000, 75.65% of the Bank's portfolio assets (as defined on that date) were invested in qualified thrift investment (as defined on that date), and therefore the Bank's asset composition was in excess of that required to qualify the Bank as a QTL. Also, the Bank does not expect to significantly change its lending or investment activities in the near future, and therefore expects to continue to qualify as a QTL, although there can be no such assurance.

Community Reinvestment Act Matters

Under current law, ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") must be disclosed. The disclosure includes both a four-unit descriptive rating using terms such as satisfactory and unsatisfactory and a written evaluation of each institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. The FHLBs have established an "Affordable Housing Program" to subsidize the interest rate of advances to member associations engaged in lending for long-term, low-and moderate-income, owner-occupied and affordable rental housing at subsidized rates. The Bank is participating in this program. The OTS has determined that the Bank has a satisfactory record of meeting community credit needs.

                                    TAXATION

Federal Taxation

Historically, savings institutions, such as the Bank, had been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, in August, 1996, legislation was enacted that repealed the reserve method of accounting for federal income tax purposes. As a result, the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The recapture is occurring over a six-year period, the commencement of which began with the Bank's taxable year ending September 30, 1999, since the Bank met certain residential lending requirements. In addition, the pre-1988 reserve, for which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) the Bank no longer qualifies as a bank under the Code, or (ii) excess dividends or distributions are paid out by the Bank. The remaining amount of bad debt to be recaptured is approximately $870,000.

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

Item 2.  Properties.

At September 30, 2000, MFB Financial conducted its business from its main office at 121 South Church Street, Mishawaka, Indiana 46544, and six full service financial centers. The main office and four branch offices are owned by MFB Financial, while the Goshen office and the new South Bend office are leased.

The following table provides certain information with respect to MFB Financial's offices as of September 30, 2000:

                                       Year                     Approximate
Description and Address               Opened                   Square Footage
-----------------------               ------                   --------------
Main Office
121 S. Church Street
Mishawaka, IN 46544                    1961                        13,738

Branch Office
411 W. McKinley Ave.
Mishawaka, IN 46545                    1975                         4,800

Branch Office
402 W. Cleveland Rd.
Mishawaka, IN 46545                    1977                         2,540

Branch Office
2427 Mishawaka Ave.
South Bend, IN 46615                   1978                         2,600

Branch Office (Wal*Mart)
2304 Lincolnway East
Goshen, IN. 46526                      1997                           500

Branch Office
25990 County Road 6
Elkhart, IN. 46514                     1999                         3,250

Branch Office
100 E. Wayne St., Suite 150
South Bend, IN. 46601                  2000                         3,222

MFB Financial operates seven automatic teller machines (ATMs), one at each office listed above. MFB Financial's ATMs participate in the nationwide CIRRUS ATM network.

MFB Financial owns computer and data processing equipment which is used for transaction processing and accounting. MFB Financial also has contracted for the date processing and reporting services of BISYS, Inc. in Houston, Texas. The cost of these data processing services is approximately $37,000 per month.

Item 3.   Legal Proceedings.

The Bank is involved in various legal actions arising in the normal course of its business. In the opinion of management, the resolutions of these legal actions are in the aggregate not expected to have a material adverse effect on the Company's results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of MFB's shareholders during the quarter ended September 30, 2000.

Item 4.5. Executive Officers of Registrant

Presented below is certain information regarding the executive officers of MFB and MFB Financial:

     Name                                 Position
     ----                                 --------
Charles J. Viater         President and Chief Executive Officer of MFB,
                            MFB Financial and Mishawaka Financial Services, Inc.
Donald R. Kyle            Executive Vice President and Chief Operating Officer
                            of MFB Financial
M. Gilbert Eberhart       Secretary of MFB and MFB Financial
Timothy C. Boenne         Vice President and Controller of MFB Financial

Charles J. Viater (age 46) has served as President and Chief Executive Officer of MFB and MFB Financial since September 1, 1995. Previously, he served as Chief Financial Officer of Amity Bancshares, Inc. and Executive Vice President of Amity Federal Savings Bank in Tinley Park, Illinois.

Donald R. Kyle (age 53) has served as Executive Vice President and Chief Operating Officer of MFB Financial since July, 1999. Previously, he served as Regional President of a midwest money center bank.

M. Gilbert Eberhart (age 66) has served as Secretary of MFB Financial since 1987 and of MFB since its organization. He is also a dentist based in Mishawaka.

Timothy C. Boenne (age 54) has served as Vice President and Controller of MFB Financial since 1992.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The Bank converted from a federally-chartered mutual savings and loan association to a federally-chartered stock savings bank effective March 24, 1994 (the "Conversion") and simultaneously formed a savings and loan holding company, MFB. MFB's common stock, without par value ("Common Stock"), is quoted on the National Association of Security Dealers Automated Quotation System ("NASDAQ"), National Market System, under the symbol "MFBC." The following table sets forth the high and low closing prices as reported by NASDAQ, and dividends declared per share for Common Stock for the quarters indicated.

     Quarter                                                      Dividends
     Ended              High Trade            Low Trade           Declared
     -----              ----------            ---------           --------
December 31, 1998          23.00               18.00             .085/share
March 31, 1999             23.00               21.50             .09/share
June 30, 1999              22.25               21.25             .09/share
September 30, 1999         22.00               19.75             .09/share
December 31, 1999          20.00               15.50             .09/share
March 31, 2000             17.625              15.25             .095/share
June 30, 2000              17.00               16.00             .095/share
September 30, 2000         19.75               15.75             .095/share

As of September 30, 2000, there were approximately 560 shareholders of record of MFB's Common Stock.

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

Item 6.  Selected Financial Data.

The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Data" on page 2 of MFB's Annual Report to Shareholders for its fiscal year ended September 30, 2000 (the "Annual Report").

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference to pages 3 through 17 of the Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Presented below, as of June 30, 2000, is an analysis of the Bank's interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 300 basis points, in accordance with OTS regulations.

As illustrated in both the June 30, 2000 and 1999 tables, the Bank is more sensitive to rising rate changes than declining rates. This occurs primarily because, as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments. When rates decline, the Bank does not experience a significant rise in market value for these loans because borrowers prepay at relatively higher rates. The value of the Bank's deposits and borrowings change in approximately the same proportion in rising and falling rate scenarios.

Management reviews the OTS measurements and related peer reports on a quarterly basis. In addition to monitoring selected measures of NPV, management also monitors effects on net interest income resulting from increases or decreases in interest rates. This measure is used in conjunction with NPV measures to identify excessive interest rate risk.

                                At June 30, 2000
                             (Dollars in thousands)

                     Change in
                  Interest Rates
                  (Basis Points)        $ Change          % Change
                  --------------        --------          --------
                      +300bp           $  (15,799)          (41)%
                      +200bp              (10,330)          (27)%
                      +100bp               (4,922)          (13)%
                         0bp

                      -100bp                3,858            10%
                      -200bp                5,412            14%
                      -300bp                6,399            16%



                                At June 30, 1999
                             (Dollars in thousands)

                     Change in
                  Interest Rates
                  (Basis Points)        $ Change          % Change

                      +300bp           $  (13,202)          (34%)
                      +200bp               (8,254)          (21%)
                      +100bp               (3,657)           (9%)
                         0bp

                      -100bp                1,526             4%
                      -200bp                1,525             4%
                      -300bp                1,810             5%




Item 8.  Financial Statements and Supplementary Data.

MFB's Consolidated Financial Statements and Notes thereto contained on pages 19 through 43 of the Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

Item 11. Executive Compensation

The information required by this item with respect to executive compensation is incorporated by reference to pages 6 through 11 of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated by reference to pages 1 through 3 of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions. The information required by this item is incorporated by reference to pages 8 through 12 of the Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following financial statements are incorporated by reference as part of this report:

                                                                                    Pages in the
                                                                                  Annual Report to
                                                                                    Shareholders
                                                                                    ------------

Financial Statements
--------------------
Report of Independent Auditors                                                           18
Consolidated Balance Sheets at September 30, 2000 and 1999                               19
Consolidated Statements of Income for the Years Ended September 30, 2000, 1999           20
     and 1998
Consolidated Statements of Shareholders' Equity for the Years Ended                      21
     September 30, 2000, 1999 and 1998
Consolidated Statements of Cash Flows for the Years Ended September 30, 2000,           22-23
     1999 and 1998
Notes to Consolidated Financial Statements                                              24-43


(b) MFB filed three Form 8-K reports during the year ended September 30, 2000.


Date of report: February 2, 2000
Item reported: News  releases  dated  January  14,  2000 and  January  19,  2000 regarding the announcement of first quarter earnings and the declaration of a $.095 per share cash dividend payable on February 15, 2000 to holders of record on February 1, 2000. In addition, a stock repurchase program of up to 5% of the Corporation's outstanding shares of common stock was announced.

Date of report: April 20, 2000
Item reported: News release dated April 20, 2000,  regarding the announcement of second quarter earnings and declaration of a $.095 per share cash dividend payable on May 16, 2000 to holders of record on May 2, 2000.

Date of report: July 26, 2000
Item reported: News release dated July 19, 2000  regarding the  announcement  of third quarter earnings and declaration of a $.095 per share cash dividend payable on August 15, 2000 to holders of record on August 1, 2000.

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

                                    MFB CORP

Date: December 21, 2000                         By:   /s/ Charles J. Viater
                                                   -----------------------------
                                                Charles J. Viater, President and
                                                Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 21st day of December, 2000.

   /s/ Charles J. Viater                     /s/ M. Gilbert Eberhart
-----------------------------------        -------------------------------------
Charles J. Viater                          M. Gilbert Eberhart, Director
President, Chief Executive Officer
and Director
(Principal Executive Officer)                /s/ Thomas F. Hums
                                           -------------------------------------
                                           Thomas F. Hums,
                                           Chairman of the Board

   /s/ Timothy C. Boenne                     /s/ Jonathan E. Kintner
-----------------------------------        -------------------------------------
Timothy C. Boenne                          Jonathan E. Kintner, Director
Vice President and Controller
(Principal Financial and Accounting
Officer)                                     /s/ Christine A. Lauber
                                           -------------------------------------
                                           Christine A. Lauber, Director


                                             /s/ Michael J. Marien
                                           -------------------------------------
                                           Michael J. Marien, Director


                                             /s/ Marian K. Torian
                                           -------------------------------------
                                           Marian K. Torian, Director


                                             /s/ Reginald H. Wagle
                                           -------------------------------------
                                           Reginald H. Wagle, Director

                                  EXHIBIT LIST

Exhibit Index                                                               Page
-------------

3(l) The Articles of Incorporation of the Registrant is incorporated by Reference to Exhibit 3(l) to the Registration Statement on Form S- 1 (Registration No. 33-73098).

3(2) The Code of By-Laws of Registration is incorporated by reference to Item 7-Exhibit 3 of the October 15, 1995 Securities and Exchange Commission Form 8K Report.

10(l) MFB Corp. Stock Option Plan is incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement in respect of its 1996 Annual Shareholder Meeting.*

10(2) MFB Financial Recognition and Retention Plans and Trusts are incorporated by reference to Exhibit B to the Registrants definitive Proxy Statement in respect of its 1996 Annual Shareholder Meeting.*

10(3) Employment Agreement between MFB Financial and Charles J. Viater is incorporated by reference to Exhibit 10(3) to the Registrant's Form 10-K filed for its fiscal year ended September 30, 1997. *

10(4) Employment Agreement between MFB Financial and Timothy C. Boenne is incorporated by reference to Exhibit 10(8) to the Registration on Form S-1 (Registration No. 33-73098). First Amendment thereto dated March 31, 1997 is incorporated by reference to Exhibit 10(4) to the Registrant's Form 10-K filed for its fiscal year ended September 30, 1998. *

10(5) Employment Agreement between MFB Financial and Michael J. Portolese dated December 1, 1998, is incorporated by reference to Exhibit 10(5) to the Registrant's Form 10-K filed for its fiscal year ended September 30, 1999.*

10(6) Employment Agreement between MFB Financial and William L. Stockton, Jr. is incorporated by reference to Exhibit 10(11) to the Registration Statement on Form S-1 (Registration No. 33-73098). First Amendment thereto dated March 31, 1997 is incorporated by reference to Exhibit 10(6) to the Registrant's Form 10-K filed for its fiscal year ended September 30, 1998.*

10(7) The MFB Corp. 1997 Stock Option Plan is incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement in respect of its 1997 Annual Shareholder Meeting. *

10(8) Employment Agreement between MFB Financial and Donald R. Kyle dated July 1, 1999, is incorporated by reference to Exhibit 10(8) to the
       Registrant's Form 10-K filed for its fiscal year ended September 30, 1999. *

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

** See Notes 1 and 2 of Notes to Consolidated Financial Statements, included in the 2000 Shareholder Annual Report incorporated by reference as
       Exhibit 13.