Form 10-Q
period 2000-12-31
MFB CORP
filed 2001-02-14
CIK 916396

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000


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

(1)   Yes   X                                         No
(2)   Yes   X                                         No

The number of shares of the registrant's common stock, without par value, outstanding as of December 31, 2000 was 1,346,489.




                           MFB CORP. AND SUBSIDIARY
                                   FORM 10-Q

                                     INDEX


                                                                   PAGE NO.

PART I.  FINANCIAL INFORMATION                                           3

  Item 1.  Financial Statements                                          3

    Consolidated Balance Sheets
    December 31, 2000 (Unaudited) and September 30, 2000                 3

    Consolidated Statements of Income (Unaudited)
    Three months ended December 31, 2000 and 1999                        4

    Condensed Consolidated Statements of Changes in Shareholders'
    Equity, (Unaudited)
    Three months ended December 31, 2000 and 1999                        5

    Consolidated Statements of Cash Flows, (Unaudited)
    Three months ended December 31, 2000 and 1999                        6

    Notes to (Unaudited) Consolidated Financial Statements
    December 31, 2000                                                    8

  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations             13

  Item 3. Quantitative and Qualitative Disclosures About Market Risk    18


PART II.  OTHER INFORMATION                                             21

  Items 1-6.                                                            21

  Signatures                                                            22

                           MFB CORP. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                   December 31, 2000 and September 30, 2000
                    (In thousands except share information)

                                                  (Unaudited)
                                                 December 31,   September 30,
                                                    2000             2000
ASSETS
Cash and due from financial institutions     $       12,260     $     9,693
Interest-bearing deposits in other financial
  institutions - short-term                          10,154           4,851
    Total cash and cash equivalents                  22,414          14,544
Securities available for sale (amortized cost
  of $46,756 - 12/31/00 and $43,140 - 9/30/00)       45,927          41,623
Federal Home Loan Bank (FHLB) stock, at cost          6,308           6,308
Loans held for sale, net of unrealized losses of
  $0 - 12/31/00 and $132 - 9/30/00                      872           6,494
Loans receivable, net of allowance for loan
  losses of $3,531-12/31/00 and $1,672-9/30/00      313,969         315,506
Accrued interest receivable                           2,279           1,894
Premises and equipment, net                           4,743           4,688
Mortgage servicing rights, net of accumulated
  amortization of $106-12/31/00 and $93-9/30/00         693             611
Investment in limited partnerships                    2,922           2,948
Other assets                                          1,316           1,387
     Total assets                             $     401,443   $     396,003

LIABIILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Noninterest-bearing demand deposits           $      12,114   $      11,802
  Savings, NOW and MMDA deposits                       64,488          56,569
  Other time deposits                                 172,127         171,023
    Total deposits                                    248,729         239,394
  Securities sold under agreements to repurchase        8,465           9,143
  FHLB advances                                       109,802         112,152
  Advances from borrowers for taxes and insurance         971           2,116
  Accrued expenses and other liabilities                1,054             684
      Total liabilities                               369,021         363,489

Shareholders' equity
  Common stock, no par value, 5,000,000 shares
    authorized; shares issued:1,689,417-12/31/00
    and 9/30/00 shares outstanding: 1,346,489-12/31/00
    and 1,358,449-9/30/00                              13,130          13,136
  Retained earnings - substantially restricted         27,448          27,711
  Accumulated other comprehensive income (loss),
    net of tax of $(351)-12/31/00 and $(601)-9/30/00     (535)           (916)
  Treasury stock, 342,928 common shares-12/31/00
    330,968 common shares-9/30/00, at cost             (7,621)         (7,417)
      Total shareholders' equity                       32,422          32,514

       Total liabilities and shareholders' equity  $  401,443     $   396,003



   See accompanying notes to (unaudited) consolidated financial statements.
                                    3


                            MFB CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 Three months ended December 31, 2000 and 1999
                  (in thousands, except per share information)
                                                      Three Months Ended
                                                           December 31,
                                                      2000            1999

INTEREST INCOME
  Loans receivable
    Mortgage loans                               $    3,548       $    3,798
    Consumer and other loans                            607              420
    Financing leases and Commercial loans             2,501            1,448
  Securities - taxable                                  908              796
  Other interest-bearing assets                         180               58
      Total interest income                           7,744            6,520
INTEREST EXPENSE
  Deposits                                            2,931            2,165
  Securities sold under agreements
    to repurchase                                        93               75
  FHLB advances                                       1,613            1,445
      Total interest expense                          4,637            3,685
NET  INTEREST  INCOME                                 3,107            2,835

PROVISION FOR LOAN LOSSES                             1,957               75
NET  INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                           1,150            2,760

NONINTEREST INCOME
  Service charges on deposit accounts                   188              110
  Trust fee income                                       46               28
  Insurance commissions                                  35               41
  Brokerage Commissions                                   5                5
  Net realized gains from sales of loans                186               57
  Loan servicing fees, net of amortization               26               17
  Other                                                 175              100
      Total noninterest income                          661              358
NONINTEREST EXPENSE
  Salaries and employee benefits                      1,159            1,138
  Occupancy and equipment                               276              242
  Data processing expense                               116              108
  SAIF deposit insurance premium                         12               29
  Provision to adjust loans held for sale
    to lower of cost or market                            -              112
  Other                                                 486              381
      Total noninterest expense                       2,049            2,010
Income (Loss) before income taxes                      (238)           1,108
 Income tax expense (benefit)                          (103)             419
NET INCOME (LOSS)                             $        (135)     $       689

Basic earnings (loss) per common share        $        (.10)     $       .49
Diluted earnings (loss) per common share      $        (.10)     $       .48
   See accompanying notes to (unaudited) consolidated financial statements.

                          MFB CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                Three months ended December 31, 2000 and 1999
                                (In thousands)

                                                       Three Months Ended
                                                           December 31,
                                                         2000         1999

Balance at beginning of period                         $32,514       $31,181
Purchase of treasury stock                                (218)         (146)
Stock option exercise                                        8             -
Cash dividends declared                                   (128)         (126)
Effect of contribution to fund ESOP                          -            48
Market adjustment of ESOP shares committed to be
  released                                                   -            31
Comprehensive income (loss):
      Net income (loss)                                   (135)          689
        Other comprehensive income (loss)                  381          (260)
            Total comprehensive income                     246           429
Balance at end of period                               $32,422       $31,417


























   See accompanying notes to (unaudited) consolidated financial statements.

                           MFB CORP. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 Three months ended December 31, 2000 and 1999
                                (In thousands)

                                                        Three Months Ended
                                                            December 31,
                                                         2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                     $   (135)      $   689
Adjustments to reconcile net income (loss) to net
 cash from operating activities
   Depreciation and amortization, net of accretion          96           133
   Provision  for loan losses                            1,957            75
   Market adjustment of ESOP shares committed to be
     released                                                -            31
   ESOP expense                                              -            50
   Net realized gains from sales of loans                 (186)          (57)
   Equity in loss of investment in limited partnership      26             5
   Amortization of mortgage servicing rights                13             8
   Provision to adjust loans held for sale to lower of
     cost or market                                          -           112
   Origination of loans held for sale                   (5,714)       (3,198)
   Proceeds from sales of loans held for sale           11,427         2,963
   Net change in:
     Accrued interest receivable                          (385)         (118)
     Other assets                                         (236)          456
     Accrued expenses and other liabilities                372          (284)
        Net cash  from operating activities              7,235           865

CASH FLOWS FROM INVESTING ACTIVITIES
   Net change in interest-bearing time deposits
     in other financial institutions                         -          (100)
   Net change in loans receivable                         (420)      (10,963)
   Purchase of:
     Securities available for sale                      (3,961)            -
     Securities held to maturity                             -          (484)
     FHLB stock                                              -          (200)
     Premises and equipment, net                          (186)         (233)
   Proceeds from:
     Maturities of securities available for sale             -           500
     Maturities of securities held to maturity               -           500
     Principal payments of mortgage-backed and
       related securities                                  380         2,766
           Net cash from investing activities           (4,187)       (8,214)










                                  (CONTINUED)

                           MFB CORP.  AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                Three months ended December 31, 2000 and 1999
                                (In thousands)


                                                       Three Months Ended
                                                           December 31,

                                                        2000       1999

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                               $ 9,335     $ 1,827
  Net change in securities sold under agreements
    to repurchase                                         (678)      2,378
  Net change in advances from borrowers for taxes
    and insurance                                       (1,145)     (1,024)
  Purchase of MFB Corp. common stock                      (218)       (146)
  Proceeds from FHLB advances                           10,000      40,500
  Repayment of FHLB advances                           (12,350)    (33,500)
  Proceeds from exercise of stock options                    6           -
  Cash dividends paid                                     (128)       (128)
           Net cash from financing activities            4,822       9,907

Net change in cash and cash equivalents                  7,870       2,558

Cash and cash equivalents at beginning of period        14,544      12,062

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $22,414     $14,620

Supplemental disclosures of cash flow information
  Cash paid during the period for:
     Interest                                          $ 4,635    $  3,242
     Income taxes                                          150         120

Supplemental schedule of noncash investing
  activities
    Transfer from:
       Loans held for sale to loans receivable         $     -       2,405















   See accompanying notes to (unaudited) consolidated financial statements.

                           MFB CORP. AND SUBSIDIARY
            NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000

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

BASIS OF PRESENTATION: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of December 31, 2000 and September 30, 2000, the consolidated statements of income and the condensed consolidated statements of changes in shareholders' equity for the three months ended December 31, 2000 and 1999, and the consolidated statements of cash flows for the three months ended December 31, 2000 and 1999. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the three months ended December 31, 2000 is not necessarily indicative of the results that may be expected for the full year.



NOTE 2 - EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common  share is  computed  by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for earnings (loss) per common share calculations as they are committed to be released; unearned shares are not considered outstanding. Recognition and retention plan ("RRP") shares are considered outstanding for earnings (loss) per common share calculations as they become vested. Diluted earnings (loss) per common share shows the dilutive effect of additional potential common shares issuable under stock options and nonvested shares issued under the RRP.











                                  (CONTINUED)

The computations of basic earnings (loss) per common share and diluted earnings (loss) per common share for the periods ended December 31, 2000 and 1999 are presented below.
                                                      THREE MONTHS ENDED
                                                          DECEMBER 30,
                                                         2000      1999
                                   (in thousands except per share information)

BASIC EARNINGS (LOSS) PER COMMON SHARE
Numerator
   Net income                                          $  (135)  $    689

Denominator
   Weighted average common shares outstanding            1,352      1,420
   Less: Average unallocated ESOP shares                     -        (19)

   Weighted average common shares outstanding
      for basic earnings per common share                1,352      1,401

BASIC EARNINGS (LOSS) PER COMMON SHARES                 $ (.10)    $  .49


DILUTED EARNINGS (LOSS) PER COMMON SHARE
Numerator
   Net income                                          $  (135)     $  689

Denominator
   Weighted average common shares outstanding
     for basic earnings per common share                 1,352        1,401
   Add: Dilutive effects of assumed exercises of
     stock options                                           -           36

   Weighted average common and dilutive
     potential common shares outstanding                 1,352        1,437

DILUTED EARNINGS (LOSS) PER COMMON SHARE               $  (.10)      $  .48




Stock options for 202,750 for the three months ended December 31, 2000 and 78,250 for the three months ended December 31, 1999 were not considered in computing diluted earnings per common share because they were antidilutive.

NOTE 3 - SECURITIES

The amortized cost and fair  value  of  securities  available  for  sale are as follows:
                                               Available for Sale
                                               DECEMBER 31, 2000
                                                 (in thousands)
                                      Gross      Gross
                                    Amortized  Unrealized  Unrealized  Fair
                                      COST       GAINS       LOSSES   VALUE

Debt securities
  U.S. Government
   and federal agencies            $17,946     $   67     $   (56)   $17,957
  Mortgage-backed                   14,449          7        (195)    14,261
  Commercial Paper                   3,994          6           -      4,000
  Corporate notes                    9,930         10        (582)     9,358

                                    46,319         90        (833)    45,576
Marketable equity securities           438          -         (87)       351

                                   $46,757     $   90     $  (920)   $45,927


                                              Available for Sale
                                              SEPTEMBER 30, 2000
                                                 (in thousands)
                                                Gross         Gross
                                  Amortized  Unrealized     Unrealized  Fair
                                    COST       GAINS          LOSSES   VALUE
Debt securities
  U.S. Government
   and federal agencies           $17,944     $    6        $   (212)  $17,738
  Mortgage-backed                  14,834          -            (622)   14,212
  Corporate notes                   9,924          3            (572)    9,355
                                   42,702          9          (1,406)   41,305
Marketable equity securities          438          -            (120)      318

                                  $43,140     $    9        $ (1,526)  $41,623



NOTE 4 - LOANS RECEIVABLE, NET

Loans receivable, net at December 31, 2000 and September 30, 2000 are summarized as follows:

                                                  December 31,    September 30,
                                                      2000             2000
                                                          (in thousands)

First mortgage loans (principally conventional)
  Principal balances
    Secured by one-to-four family residences       $182,997           $185,267
    Construction loans                               10,869             13,146
    Other                                             3,776              3,631
                                                    197,642            202,044
    Less undisbursed portion of construction
     and other mortgage loans                          (360)               (54)
       Total first mortgage loans                   197,282            201,990

Commercial and consumer loans:
  Principal balances
    Home equity and second mortgage                $ 19,991           $ 18,917
    Commercial                                       94,706             91,105
    Other                                             6,393              6,089
      Total commercial and consumer loans           121,090            116,111
  Allowance for loan losses                          (3,531)            (1,672)
Net deferred loan origination fees                     (872)              (923)

                                                   $313,969           $315,506

Activity in the allowance for loan losses is summarized as follows for the three months ended December 31, 2000 and for the year ended September 30, 2000.

                                                 December 31,   September 30,
                                                     2000           2000
    Balance at beginning of year                 $1,672,000    $  639,000
    Provision for loan losses                     1,957,000     1,106,000
    Charge-offs                                     (98,000)      (73,000)
    Recoveries                                            -             -
    Balance at end of year                       $3,531,000    $1,672,000

Impaired loans were as follows:
                                                December 31,  September 30,
                                                    2000         2000
    Quarter-end and year-end balances with
      no allocated allowance for loan losses    $   60,000   $    60,000

    Quarter-end and year-end loans with
      allocated allowance for loan losses         2,649,000    1,591,000
                Total                            $2,709,000  $ 1,651,000







                                                  December 31,  September 30,
                                                       2000          2000

Amount of the allowance for loan losses allocated  $ 1,800,000   $ 150,000

Average of impaired loans during the quarter
   and during the year                             $    88,793   $  12,000

Interest income recognized during impairment       $       723   $   1,000

Cash-basis interest income recognized
 during impairment                                 $         -   $       -


Nonperforming loans were as follows at December 31, 2000 and September 30, 2000:

                                              December 31,      September 30,
                                                  2000               2000

Loans past due over 90 days still
  on accrual status                            $       -         $    60,000
  Nonaccrual loans                                92,000               6,000



On January 22, 2001, a commercial customer with a $2.5 million loan as of December 31, 2000 filed an emergency petition for protection under Chapter 11 or the United States Bankruptcy Code. Because of this bankruptcy filing and uncertainty as to the status of the underlying collateral for the loan, the Bank recorded an additional $1.8 million provision to loan loss reserves in the quarter ended December 31, 2000. This loan is also considered impaired at September 30, 2000.

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

Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on such loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on such deposits and borrowings. The Company's earnings are also affected by the Bank's provisions for loan and real estate losses, service charges, fee income, gains from sales of loans, retained mortgage loan servicing fees, income from subsidiary activities, operating expenses and income taxes.

LIQUIDITY

Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash, deposits with other financial institutions, overnight interest-bearing deposits in other financial institutions and securities available for sale. These assets are commonly referred to as liquid assets. Liquid assets were $68.3 million as of December 31, 2000 compared to $56.1 million as of September 30, 2000. This $12.2 million increase was due to a $7.9 million increase in cash and cash equivalents and a $4.3 million increase in securities available for sale. Management believes the liquidity level of $68.3 million as of December 31, 2000 is sufficient to meet anticipated liquidity needs.

A standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings and borrowings due within one year. The minimum required ratio is currently set by Office of Thrift Supervision regulation at 4%. At December 31, 2000, the Bank's liquidity ratio was 11.39%, well above the minimum regulatory requirements.

Short-term borrowings or long-term debt, such as Federal Home Loan Bank advances, may be used to compensate for reduction in other sources of funds such as deposits and to assist in asset/liability management. As of December 31, 2000, total FHLB borrowings amounted to $109.8 million and were used primarily to fund loan portfolio growth. The Bank had commitments to fund loan originations with borrowers totaling $65.1 million at December 31, 2000, including $51.3 million in available consumer and commercial lines of credit. Certificates of deposits scheduled to mature in one year or less totaled $93.1 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient cash flow and other cash resources to meet current and anticipated loan funding commitments, deposit customer withdrawal requirements and operating expenses. At September 30, 2000, total FHLB borrowings totaled $112.2 million.



13



The cash flow statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the changes in the cash flow statements for the three months ended December 31, 2000 and 1999 follows.

During the three months ended December 31, 2000, net cash and cash equivalents increased $7.9 million from $14.5 million at September 30, 2000 to $22.4 million at December 31, 2000.

The Company experienced a $7.2 million net increase in cash from operating activities for the three months ended December 31, 2000, compared to an $865 thousand net increase for the three months ended December 31, 1999. The increase in the most recent period was primarily attributable to $11.4 million in proceeds realized from the sale of mortgage loans offset by the origination of $5.7 million of loans held for sale. The increase of $865 thousand for the period ended December 31, 1999 was primarily attributable to $3.0 million in proceeds from the sale of mortgage loans and net income of $689,000, offset by the origination of $3.2 million of loans held for sale. Beginning in the quarter ended September 30, 1999, the Bank adopted a strategy of originating, selling and delivering all fixed rate, owner-occupied residential mortgage loans on a "Best Efforts" delivery program basis. This program allows the Bank to commit loans for delivery to investors at prices that are determined prior to loan approval. In the event that loans are not closed and therefore not delivered, the Bank incurs no penalty. The strategy is expected to reduce the interest rate risk exposure of the Bank by minimizing the volume of loans closed and carried in the held for sale portfolio.

The $4.2 million net decrease in cash from investing activities during the three months ended December 31, 2000 is primarily attributable to investment security purchases of $4.0 million. For the three months ended December 31, 1999, there was an $8.2 million net decrease in cash from investing activities. This decrease was primarily attributable to the $11.0 million increase in loan originations exceeding principal payments offset by $2.8 million of mortgage-backed security principal payments.

Financing activities generated net cash of $4.8 million for the period ending December 31, 2000. The net cash was provided primarily from net deposit increases of $9.3 million offset by decreases in FHLB advances of $2.3 million, net changes of $1.1 million in advances from borrowers for taxes and insurance, repurchase agreement decreases totaling $678 thousand, $218,000 to repurchase the Company's stock and cash dividend payments of $129,000 during the quarter. Net cash generated from financing activities was $9.9 million for the three months ended December 31, 1999. The net cash was provided primarily from $7.0 million in net new FHLB advances, net deposit increases of $1.8 million and repurchase agreement increases of $2.4 million, offset by net changes of $1.0 million in property tax escrow funds held for borrowers, $146,000 to repurchase the Company's stock and cash dividend payments of $128,000 during the quarter.

CAPITAL RESOURCES

Total shareholders' equity decreased from $32.5 million as of September 30, 2000 to $32.4 million as of December 31, 2000 mainly from a $381,000 adjustment to reflect the increase in the market value of securities available for sale, net of tax, offset by the repurchase of 12,560 shares of outstanding common stock during this period at a cost of $218 thousand, cash dividends of $128,000 and a net loss during the quarter of $135,000. The equity to assets ratio was 8.08% at December 31, 2000 compared to 8.21% at September 30, 2000.

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

14

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

The Bank's actual capital and required capital amounts and ratios at December 31, 2000 and September 30, 2000 are presented below:

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
                                     (Dollars in thousands)

As of December 31, 2000
Total capital (to risk
 weighted assets)     $  33,768  13.05%  $  20,708   8.00%     $ 25,885  10.00%

Tier 1 (core) capital
 (to risk weighted
  assets)                32,037  12.38      10,355   4.00        15,531   6.00

Tier 1 (core) capital
 (to adjusted total
  assets                 32,037   7.98      16,056   4.00         20,070  5.00

As of September 30, 2000
 Total capital (to risk
  weighted assets     $  33,810  13.25%    $20,416   8.00%      $ 25,520 10.00%

 Tier 1 (core) capital
 (to risk weighted
  assets)                32,288  12.65      10,208   4.00         15,312  6.00

 Tier 1 (core) (to
  adjusted total assets  32,288   8.14      15,869   4.00         19,836  5.00

As of December 31, 2000, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.

MATERIAL CHANGES IN FINANCIAL CONDITION

DECEMBER 31, 2000 COMPARED TO SEPTEMBER 30, 2000

Total assets increased $5.4 million from $396.0 million as of September 30, 2000 to $401.4 million as of December 31, 2000.

Total cash and cash equivalents increased $7.9 million from $14.5 million to $22.4 million and total securities available for sale increased $4.3 million from $41.6 to $45.9 million during the three month period ended December 31, 2000. Offsetting these increases was the $7.2 million decrease in total net loans outstanding during this same three month period.

Commercial loans outstanding increased by $3.6 million from $91.1 million at September 30, 2000 to $94.7 million at December 31, 2000. Consumer loans outstanding, including home equity and second mortgages, also increased by $1.4 million from $25.0 million at September 30, 2000 to $26.4 million at December 31, 2000. Offsetting these increases was the $4.4 million decrease in mortgage loans outstanding during the same period net of secondary market sales totaling $11.5 million. Total gross loans held for sale decreased from $6.5 million at September 30, 2000 to $872,000 at December 31, 2000.

During the quarter ended December 31, 2000, the Company completed secondary market mortgage loans sales totaling $11.5 million and the net gains realized on these loan sales were $186,000, including $96,000 related to recording mortgage loans servicing rights. The loans sold during the quarter ended December 31, 2000 were fixed rate mortgage loans with maturities of fifteen years or longer. Servicing of the sold loans has been retained by the Company and the fees generated during this period were approximately $26,000, net of $13,000 in amortization of mortgage servicing rights. Management, in order to meet consumer demand, anticipates that the Company will continue to deliver fixed rate loans to the secondary market to manage interest rate risk and to diversify the asset mix of the Company.

The allowance for loan losses increased from $1.7 million at September 30, 2000 to $3.5 million at December 31, 2000. The allowance is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions, changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. During this three month period, $2.0 million was added to the loan loss reserve, while $98,000 was charged off due to unrecoverable commercial and consumer loans. On January 22, 2001, a commercial customer with a $2.5 million loan as of December 31, 2000 filed an emergency petition for protection under Chapter 11 of the United States Bankruptcy Code. Because of this bankruptcy filing and uncertainty as to the status of the underlying collateral for the loan, the Bank recorded an additional $1.8 million provision to loan loss reserves in the quarter ended December 31, 2000 which has an approximate after tax effect to net income of $(1.1) million, or $(.80) diluted earnings per share. The Bank is aggressively pursuing steps to recover the loan proceeds from the customer. In management's opinion, the allowance for loan losses is adequate to absorb anticipated future loan losses from loans at December 31, 2000.

Total liabilities increased $5.5 million from $363.5 at September 30, 2000 to $369.0 million at December 31, 2000. Total deposits increased from $239.4 million at September 30, 2000 to $248.7 million at December 31, 2000, primarily due to a $7.9 million increase in savings, NOW and MMDA deposits of which $7.7 million were new NOW public funds with a 6.68% cost of funds.

Time certificates of deposit also increased $1.1 million during this same three month period. FHLB advances decreased $2.4 million from $112.2 million at September 30, 2000 to $109.8 million at December 31, 2000 and securities sold under agreements to repurchase decreased $678,000 during the same three month period. The increase of $370,000 from September 30, 2000 to December 31, 2000 in accrued expenses and other liabilities can primarily be attributed to a $304,000 ATM processor error which was a deduction from other liabilities on September 30, 2000. This error was resolved on October 3, 2000.


The $109.8 million of Federal Home Loan Bank advances have a weighted average interest rate of 5.74% and mature in ten years or less. The one-day retail repurchase agreements are secured by investment securities that have a weighted average interest rate of 4.10%.


MATERIAL CHANGES IN RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

The Company's consolidated net income (loss) for the three months ended December 31, 2000 was $(135,000) or $(.10) basic diluted earnings (loss) per common share compared to $689,000 or $.49 basic and $.48 diluted earnings per share for the three months ended December 31, 1999.

Net interest income after provision for loan losses for the most recent three month period totaled $1.2 million compared to $2.8 million for the same period one year ago. During the three months ended December 31, 2000 total interest income increased by $1.2 million compared to the same period one year ago, primarily as a result of a $38.0 million increase in commercial loan receivables and a $6.4 million increase in consumer loan receivables, which includes home equity term loans and lines of credit. Total interest expense increased $952,000 during the three months ended December 31, 2000, as compared to the same period a year ago, reflecting both growth in deposits and higher cost of funds. Due primarily to the bankruptcy filing of a commercial customer as discussed in the material changes in financial condition, the provision for loan and lease losses was increased from $75,000 for the period ended December 31, 1999 to $2.0 million for the three months ended December 31, 2000.

Noninterest income increased from $358,000 for the three months ended December 31, 1999 to $661,000 for the most recent three month period. This increase is primarily due to fees generated from the increasing number of core deposit account relationships, increased income generated from the Bank's trust department, net gains from loan sales and the servicing fees retained on these sold loans. Noninterest expenses for both periods ended December 31, 2000 and 1999 amounted to $2.0 million.

Income tax expense (benefit) for the period ended December 31, 1999 decreased from $419,000 to $(103,000) at December 31, 2000.
















                                      17

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

As part of its efforts to monitor and manage interest rate risk, the Company uses the Net Portfolio Value ("NPV") methodology adopted by the Office of Thrift Supervision as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance-sheet contracts. The difference is the NPV. As of September 30, 2000, (the most recently available data), after a 200 basis point rate decrease, the Company's NPV ratio was 10.69%. In the event of a 200 basis point increase in rates, the Company's
NPV ratio was 7.71%. Management and the Board of Directors review the OTS measurements on a quarterly basis to determine whether the Company's interest rate exposure is within the limits established by the Board of Directors in the Company's interest rate risk policy.

The Company's asset/liability management strategy dictates acceptable limits on the amounts of change in NPV given certain changes in interest rates. The table presented here, as of September 30, 2000, is an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.

Interest Rate                                           NPV as % of Portfolio
Changes in Basis              NET PORTFOLIO VALUE          VALUE OF ASSETS
   Points                                              NPV
(RATE SHOCK)(1)       $ AMOUNT   $ CHANGE  % CHANGE   RATIO       CHANGE (1)
                               (Dollars in Thousands)

+300                   24,190   (15,162)     (39)     6.43         (340)

+200                   29,641    (9,711)     (25)     7.71         (212)

+100                   34,817    (4,535)     (12)     8.87          (96)

   0                   39,352         -        -      9.83            -

-100                   42,695     3,343        8     10.49           66

-200                   44,037     4,685       12     10.69           86

-300                   45,232     5,880       15     10.85          102


(1)Expressed in basis points

As illustrated in the table, the Company's interest rate risk is more sensitive to rising rates than declining rates. This occurs primarily because as rates rise, the market value of fixed-rate loans declines due to both the rate increases and slowing prepayments. When rates decline, the Company does not experience a significant rise in market value for these loans because borrower prepayments increase. Specifically, the table indicates that, at September 30, 2000, the Company's NPV was $39.4 million or 9.83% of the market value of portfolio assets. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $9.7 million or 25% decline in the Company's NPV and would result in a 212 basis point or 21.6% decline in the Company's NPV ratio to 7.71%. Conversely, an immediate 200 basis point decrease in market interest rates would result in a $4.7 million or 12% increase in the Company's NPV, and a 86 basis point or 8.7% increase in the Company's NPV ratio to 10.69%. The percentage change in the Company's NPV at September 30, 2000 were within the limit in the Company's Board-approved guidelines.

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

The Board of Directors and management of the Company believe that certain factors afford the Company the ability to operate successfully despite its exposure to interest rate risk. The Company manages its interest rate risk by originating adjustable rate loans and by selling a portion of its fixed rate one-to-four family real estate loans. Although the Company has historically originated mortgage loans for its own portfolio, sales of fixed rate first mortgage loans with maturities of 15 years or greater are currently being sold on a "Best Efforts" delivery program basis to minimize interest rate risk exposure. The Company retains the servicing on the majority of loans sold in the secondary market and, at December 31, 2000, $63.1 million in such loans were being serviced for others. The Company also maintains capital well in excess of regulatory requirements.

The Company's investment strategy is to maintain a diversified portfolio of high quality investments that minimize interest rate and credit risks while striving to maximize investment return and to provide liquidity necessary to meet funding needs.

The Company's cost of funds responds to changes in interest rates due to the relatively short-term nature of its deposit portfolio. The Company has a substantial amount of passbook savings, demand deposit and money market accounts which may be less sensitive to changes in interest rate than certificate accounts. At December 31, 2000, the Bank had $76.6 million of these types of accounts. The Company offers a range of maturities on its deposit products at competitive rates and monitors the maturities on an ongoing basis.

                         MFB CORP. AND SUBSIDIARY
                                FORM 10-Q

                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities and Use of Proceeds.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.
         (a) The Annual Meeting of Shareholders was held on January 16, 2001.
         (b) Each of the persons named in the proxy statement as a nominee for director was elected.
         (c) The following are the voting results on each matter which were submitted to the shareholders:

                                        FOR          AGAINST        ABSTAIN

         Election of Directors
           Reginald H. Wagle          1,010,787        100,375

           Christine A. Lauber        1,010,887        100,275

         Appointment of Crowe, Chizek
          & Company as auditors for
          2001                        1,108,795          1,350         1,100

The text of the matters referred to under this Item 4 is set forth in the proxy statement dated December 12, 2000 previously filed with the Securities and Exchange Commission, and is incorporated herein as reference.

Item 5.   Other Information.

          None

Item 6.   Reports on Form 8-K.

          MFB Corp. filed one Form 8-K report during the quarter ended
           December 31, 2000.

             Date of report:  October 20, 2000
             Items reported:  News release dated October 18, 2000 regarding the announcement of annual earnings and
                              announcement of a cash dividend payable on November 14, 2000 to holders of record on October 31, 2000.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



MFB CORP.




Date  FEBRUARY 14, 2001                             By
                                                       Charles J. Viater
                                                       President



Date  FEBRUARY 14, 2001                             By
                                                       Timothy C. Boenne
                                                       Vice President