Form 10-Q
period 2001-03-31
MFB CORP
filed 2001-05-14
CIK 916396

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                                   --------------


                                         OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                  FROM ____________________ TO ____________________

                           Commission file number: 0-23374

                                      MFB CORP.
               (Exact name of registrant as specified in its charter)

                  Indiana                                 35-1907258
                  -------                                 ----------
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

              (1)   Yes   X                                No
                        -----                                  -----
              (2)   Yes   X                                No
                       -----                                   -----

The number of shares of the registrant's common stock, without par value, outstanding as of April 30, 2001 was 1,351,789.

                              MFB CORP. AND SUBSIDIARY
                                      FORM 10-Q

                                        INDEX


                                                                        Page No.

Part I.  Financial Information                                               3

  Item 1.  Financial Statements                                              3

     Consolidated Balance Sheets
     March 31, 2001 (Unaudited) and September 30, 2000                       3

     Consolidated Statements of Income (Unaudited)
     Three and six months ended March 31, 2001 and 2000                      4

     Condensed Consolidated Statements of Changes in Shareholders' Equity, (Unaudited)
     Three and six months ended March 31, 2001 and 2000                      5

     Consolidated Statements of Cash Flows, (Unaudited)
     Six months ended March 31, 2001 and 2000                                6

     Notes to (Unaudited) Consolidated Financial Statements March 31, 2001   8

  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations                 13

  Item 3. Quantitative and Qualitative Disclosures About Market Risk        18


Part II.  Other Information                                                 21

  Items 1-6.                                                                21


  Signatures                                                                22

                              MFB CORP. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                        March 31, 2001 and September 30, 2000
                      (In thousands, except share information)


                                                   (Unaudited)
                                                    March 31,      September 30,
                                                        2001          2000
                                                        ----          ----
ASSETS
Cash and due from financial institutions               $10,525        $9,693
Interest-bearing deposits in other financial
  institutions - short-term                             18,621         4,851
                                                     ---------       -------
   Total cash and cash equivalents                      29,146        14,544
Interest-bearing time deposits in other financial
   institutions                                          2,500             -
Securities available for sale (amortized cost of
   $50,351 - 3/31/01 and $43,140 - 9/30/00)             49,895        41,623
Federal Home Loan Bank (FHLB) stock, at cost             6,308         6,308
Loans held for sale, net of unrealized losses of
  $0 - 3/31/01 and $132 - 9/30/00                        1,810         6,494
Loans receivable, net of allowance for loan losses
  of $3,680 - 3/31/01 and $1,672 - 9/30/00             309,722       315,506
Accrued interest receivable                              1,852         1,894
Premises and equipment, net                              5,060         4,688
Mortgage servicing rights, net of accumulated
  amortization of $129 - 3/31/01 and $93 - 9/30/00         747           611
Investment in limited partnerships                       2,915         2,948
Other assets                                             2,059         1,387
                                                     ---------      --------
   Total assets                                  $     412,014 $     396,003
                                                 =============  ============

LIABIILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Noninterest-bearing demand deposits           $     13,194    $    11,802
   Savings, NOW and MMDA deposits                      69,373         56,569
   Other time deposits                                171,024        171,023
                                                     --------       --------
      Total deposits                                  253,591        239,394
   Securities sold under agreements to repurchase       7,244          9,143
   FHLB advances                                      114,802        112,152
   Advances from borrowers for taxes and insurance      1,989          2,116
   Accrued expenses and other liabilities               1,017            684
                                                     --------       --------
      Total liabilities                               378,643        363,489

Shareholders' equity
   Common stock, no par value, 5,000,000 shares
    authorized; shares issued:1,689,417-3/31/01 and
    9/30/00 shares outstanding: 1,351,789-3/31/01
    and 1,358,449-9/30/00                              13,037         13,136
   Retained earnings - substantially restricted        28,123         27,711
   Accumulated other comprehensive income (loss),
    net of tax of $(149) - 3/31/01 and
    $(601) - 9/30/00                                    ( 307)          (916)
   Treasury stock, 337,628 common shares - 3/31/01
     330,968 common shares - 9/30/00, at cost          (7,482)        (7,417)
                                                     ---------     ----------
      Total shareholders' equity                       33,371         32,514
                                                     ---------     ----------
       Total liabilities and shareholders' equity $   412,014    $   396,003


       See accompanying notes to (unaudited) consolidated financial statements.

                              MFB CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) Three and six
                       months ended March 31, 2001 and 2000
                    (in thousands except per share information)

                                      Three Months Ended       Six Months Ended
                                           March 31, ....         March 31,
                                        2001      2000          2001     2000
                                       ------    ------       ------   ------
Interest income
    Loans receivable, including fees
        Mortgage loans .....  ......   $ 3,524   $ 3,780     $ 7,072  $ 7,578
        Consumer and other loans ...       617       459       1,224      878
        Financing leases and
             commercial loans ....  .    2,304     1,644       4,805    3,092
         Securities - taxable .......      894       937       1,802    1,733
     Other interest-bearing assets ....    280        74         460      132
                                        ------    ------      ------   ------
        Total interest income .  ....    7,619     6,894      15,363   13,413
Interest expense
    Deposits ...........     ........    2,921     2,480       5,852    4,644
        Securities sold under agreements
           to repurchase ...............    73        75         166      150
    FHLB advances ...................    1,628     1,417       3,241    2,862
                                        ------    ------      ------   ------
        Total interest expense ....      4,622     3,972       9,259    7,656
                                        ------    ------      ------   ------
Net interest income .....     .......    2,997     2,922       6,104    5,757
Provision for loan losses ...........      150        80       2,107      155
                                        ------    ------      ------   ------
Net  interest income after
 provision for loan losses ..........    2,847     2,842       3,997    5,602
Noninterest income
  Service charges on deposit accounts      168       101         356      211
    Trust fee income ................       55        --         101       28
    Insurance commissions ...........       25        32          60       72
    Brokerage commissions ..                 5         5          10       10
    Net realized losses from sales
      of securities available for sale      --        (7)         --       (7)
    Net realized gains from sales of
      loans ....    .................      186        59         372      116
    Loan servicing fees, net ........       18        15          44       33
    Other income .................. .      145        90         320      190
                                        ------    ------      ------   ------
          Total noninterest income .....   602       295       1,263      653
Noninterest expense
    Salaries and employee benefits ..    1,215     1,053       2,374    2,192
    Occupancy and equipment ....... .      327       285         603      527
    Data processing expense .........      120       100         236      216
    SAIF deposit insurance premium ...      11        11          23       40
    Provision to adjust loans held
     for sale to lower of cost or market    --        19          --      131
    Other expense ............ ......      557       510       1,043      883
                                         -----     -----       -----    -----
        Total noninterest expense ...    2,230     1,978       4,279    3,989
                                         -----     -----       -----    -----
Income before income taxes .......  .    1,219     1,159         981    2,266
Income tax expense ..................      410       435         307      853
                                        ------    ------      ------   ------
Net  income ..................        $    809  $    724    $    674    1,413
                                        ======    ======      ======    =====
Basic earnings per common share  .....$.  0.60  $   0.52    $    .50   $ 1.02
Diluted earnings per common share     $ . 0.59  $   0.51    $    .49   $  .99

 See accompanying notes to (unaudited) consolidated financial statements.
                               4

                        MFB CORP. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                    SHAREHOLDERS' EQUITY (UNAUDITED)
            Three and six months ended March 31, 2001 and 2000
                                 (In thousands)

                                                        Three Months Ended                 Six Months Ended
                                                               March 31,                      March 31,
                                                          2001        2000               2001      2000
                                                            ----        ----               ----      ----
Balance at beginning of period .....................    $ 32,422     $31,417           $ 32,514  $ 31,181
Purchase of treasury stock .........................        (107)       (554)              (325)     (700)
Stock option exercise ...............................        153          --                161        --
Cash dividends declared .............................       (134)       (134)              (262)     (260)
Effect of contribution to fund ESOP ...................       --          50                 --        98
Market adjustment of ESOP shares committed to be released .   --          24                 --        55
Comprehensive income:
      Net income ....................................        809         724                674     1,413
      Net change in net unrealized gains and losses on
           securities available for sale, net of
           reclassification adjustments and tax effects .    228           4                609      (256)
                                                        --------    --------           --------   --------
                Total comprehensive income ......  ..      1,037         728              1,283     1,157
Balance at end of period .            ...............   $ 33,371    $ 31,531           $ 33,371  $ 31,531
                                                        ========    ========           ========  ========























  See accompanying notes to (unaudited) consolidated financial statements.
                                        5

                              MFB CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         Six months ended March 31, 2001 and 2000
                                   (In thousands)

                                                             Six Months Ended
                                                                 March 31,
                                                             2001       2000
                                                             ----       ----
   Cash flows from operating activities
   Net income (loss)                                       $  674      $ 1,413
   Adjustments to reconcile net income (loss) to net
    cash from operating activities
       Depreciation and amortization, net of accretion        188          262
       Provision  for loan losses                           2,107          155
       Market adjustment of ESOP shares committed to be
         released                                               -           54
       ESOP  expense                                            -           98
       Net realized losses from sales of securities
         available for sale                                     -            7
       Net realized gains from sales of loans                (372)        (116)
       Equity in loss of investment in limited partnership     33           45
       Amortization of mortgage servicing rights               36           21
       Provision to adjust loans held for sale to lower of
         cost or market                                         -          131
       Origination of loans held for sale                 (16,113)      (6,368)
       Proceeds from sales of loans held for sale          20,997        6,160
       Net change in:
           Accrued interest receivable                         42         (253)
           Other assets                                    (1,079)        (151)
           Accrued expenses and other liabilities             333          341
                                                          -------      -------
             Net cash from operating activities             6,846        1,799


   Cash flows from investing activities
       Net change in interest-bearing time deposits
         in other financial institutions                  (2,500)        1,000
       Net change in loans receivable                      3,677       (30,285)
       Purchase of:
           Securities available for sale                 (32,078)       (3,000)
           Securities held to maturity                         -       (15,243)
           FHLB stock                                          -          (200)
           Premises and equipment, net                      (636)         (472)
       Proceeds from:
           Maturities of securities available for sale    23,999         1,000
           Maturities of securities held to maturity           -           500
           Principal payments of mortgage-backed and
             related securities                              944         4,670
           Sales of securities available for sale              -         2,683
                                                         -------       -------
               Net cash from investing activities         (6,594)      (39,347)










                                     (Continued)

                              MFB CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      Six months ended March 31, 2001 and 2000
                                   (In thousands)




                                                                Six Months Ended
                                                                       March 31,
                                                              2001      2000
   Cash  flows from financing activities
       Net change in deposits                                $14,197   $33,350
       Net change in securities sold under agreements
         to repurchase                                        (1,899)    1,392
       Net change in advances from borrowers for taxes
         and insurance                                          (127)      229
       Purchase of MFB Corp. common stock                       (325)     (700)
       Proceeds from FHLB advances                            15,000    49,000
       Repayment of FHLB advances                            (12,350)  (48,500)
       Proceeds from exercise of stock options                   116         -
       Cash dividends paid                                      (262)     (260)
                                                             -------    -------
           Net cash from financing activities                 14,350    34,511
                                                              ------    ------



       Net change in cash and cash equivalents                14,602    (3,037)

   Cash and cash equivalents at beginning of period           14,544    12,062
                                                              ------    ------

   Cash and cash equivalents at end of period                $29,146   $ 9,025
                                                             =======   =======


   Supplemental disclosures of cash flow information
     Cash paid during the period for:
           Interest                                        $   9,268  $  7,900
           Income taxes                                          150     1,052

   Supplemental schedule of noncash investing activities
     Transfer from:
           Loans held for sale to loans receivable        $        -     4,020











  See accompanying notes to (unaudited) consolidated financial statements.
                                          7

                              MFB CORP. AND SUBSIDIARY
               NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                                   March 31, 2001

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

Basis of Presentation: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of March 31, 2001 and September 30, 2000, the consolidated statements of income and the condensed consolidated statements of changes in shareholders' equity for the three and six months ended March 31, 2001 and 2000, and the consolidated statements of cash flows for the six months ended March 31, 2001 and 2000. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the six months ended March 31, 2001 is not necessarily indicative of the results that may be expected for the full year.



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










                                      (Continued)
                                          8

The computations of basic earnings per common share and diluted earnings per common share for the periods ended March 31, 2001 and 2000 are presented below.

                                          Three Months Ended   Six Months Ended
                                              March 31,            March 31,
                                          2001       2000      2001      2000
                                          ----       ----      ----      ----
                                     (in thousands except per share information)
Basic Earnings Per Common Share
Numerator
   Net income                              $  809     $  724     $  674  $ 1,413
                                            =====      =====      =====    =====

Denominator
   Weighted average common shares
     outstanding                            1,347      1,399      1,351    1,407
   Less: Average unallocated ESOP shares        -        (14)         -     ( 16)
   Weighted average common shares outstanding
      for basic earnings per common share   1,347      1,385      1,351    1,391
                                            =====      =====      =====    =====
Basic Earnings Per Common Shares           $  .60      $ .52     $  .50  $  1.02
                                            =====      =====      =====    =====


Diluted Earnings Per Common Share
Numerator
   Net income                              $  809     $  724    $  674   $ 1,413
                                            =====      =====     =====     =====
Denominator
   Weighted average common shares
     outstanding for basic earnings per
     common share                           1,347      1,385     1,351     1,391
   Add: Dilutive effects of assumed
     exercises of stock options                33         30        31        30
   Weighted average common and dilutive
     potential common shares outstanding    1,380      1,415     1,382     1,421
                                            =====      =====     =====     =====

Diluted Earnings Per Common Share         $   .59    $   .51   $   .49   $   .99
                                           ======     ======    ======    ======



Stock options for 78,250 shares of common stock for the three and six months ended March 31, 2001 and 84,750 for the three and six months ended March 31, 2000 were not considered in computing diluted earnings per common share because they were antidilutive.

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale are as follows:
                                            Available for Sale
                              ................March 31, 2001.................
                                              --------------
                                              (in thousands)
                                 Gross        Gross       Gross
                               Amortized   Unrealized  Unrealized     Fair
                                 Cost         Gains      Losses       Value
Debt securities
   U.S. Government
     and federal agencies     $    4,153   $     27   $      (4)  $     4,176
   Mortgage-backed                24,995         90         (77)       25,008
   Commercial Paper                4,979          1          (1)        4,979
   Corporate notes                13,714        114        (526)       13,302
                              ----------   --------   ----------       ------

                                  47,841        232        (608)       47,465
Marketable equity securities       2,510          -         (80)        2,430
                              ----------   --------   ----------  -----------

                              $   50,351   $    232   $    (688)  $    49,895
                              ==========   ========   ==========  ===========


                                              Available for Sale
                     .........................September 30, 2000...............
                                                (in thousands)
                                              Gross       Gross
                               Amortized   Unrealized  Unrealized     Fair
                                 Cost         Gains      Losses       Value
Debt securities
   U.S. Government
     and federal agencies     $   17,944   $      6   $    (212)  $    17,738
   Mortgage-backed                14,834          -        (622)       14,212
   Corporate notes                 9,924          3        (572)        9,355
                              ----------   --------   ---------   -----------
                                  42,702          9      (1,406)       41,305
Marketable equity securities         438          -        (120)          318
                              ----------   --------   ---------   -----------

                              $   43,140   $      9   $  (1,526)  $    41,623
                              ==========   ========   =========   ===========

NOTE 4 - LOANS RECEIVABLE, NET

Loans receivable, net at March 31, 2001 and September 30, 2000 are summarized as follows:

                                                     March 31,    September 30,
                                                       2001           2000
                                                       ----           ----
                                                         (in thousands)
First mortgage loans (principally conventional)
   Principal balances
      Secured by one-to-four family residences    $   174,444   $   185,267
      Construction loans                               15,242        13,146
      Other                                             3,759         3,631
                                                     --------      --------
                                                      193,445       202,044
      Less undisbursed portion of construction and
        other mortgage loans                             (157)          (54)
                                                     ---------     --------
         Total first mortgage loans                   193,288       201,990

Commercial and consumer loans:
   Principal balances
      Home equity and second mortgage             $    20,552   $    18,917
      Commercial                                       94,209        91,105
      Other                                             6,191         6,089
                                                     --------      --------
         Total commercial and consumer loans          120,952       116,111
Allowance for loan losses                              (3,680)       (1,672)
Net deferred loan origination fees                       (838)         (923)
                                                     ---------     --------

                                                    $ 309,722     $ 315,506
                                                     ========      ========

Activity in the allowance for loan losses is summarized as follows for the six months ended March 31, 2001 and for the year ended September 30, 2000.
                                                      March 31,   September 30,
                                                        2001          2000
      Balance at beginning of year                $ 1,672,000   $    639,000
      Provision for loan losses                     2,107,000      1,106,000
             Charge-offs                              (99,000)       (73,000)
      Recoveries                                            -              -
                                                    ---------     ----------
      Balance at end of year                      $ 3,680,000    $ 1,672,000
                                                    =========      =========


Impaired loans were as follows:

      Quarter-end and year-end balances with no
        allocated allowance for loan losses      $   240,000     $   60,000
      Quarter-end and year-end loans with
        allocated allowance for loan losses         2,633,000       1,591,000
                                                    ---------       ---------
                                        Total    $  2,873,000    $  1,651,000
                                                    =========       =========

      Nonperforming loans were as follows at March 31, 2001 and September 30, 2000:

                                                     March 31,     September 30,
                                                       2001             2000
                                                       ----             ----
      Loans past due over 90 days still on accrual
         status                                    $        -         $  60,000
      Nonaccrual loans                              2,873,000             6,000


On January 22, 2001 a commercial customer with a $2.5 million loan as of December 31, 2000 filed an emergency petition for protection under Chapter 11 of the United States Bankruptcy Code. Because of this bankruptcy filing and uncertainty as to the status of the underlying collateral for the loan, the Bank recorded an additional $1.8 million provision to loan loss reserves in the quarter ended December 31, 2000. This loan was considered impaired at March 31, 2001.

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

LIQUIDITY

Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash, deposits with other financial institutions, overnight interest-bearing deposits in other financial institutions and securities available for sale. These assets are commonly referred to as liquid assets. Liquid assets were $81.5 million as of March 31, 2001 compared to $56.1 million as of September 30, 2000. This $25.4 million increase was due to a $14.6 million increase in cash and cash equivalents, a $2.5 million increase in time deposits held in other financial institutions, and a $8.3 million increase in securities available for sale. Management believes the liquidity level of $81.5 million as of March 31, 2001 is sufficient to meet anticipated liquidity needs.

Short-term borrowings or long-term debt, such as Federal Home Loan Bank advances, may be used to compensate for reduction in other sources of funds such as deposits and to assist in asset/liability management. As of March 31, 2001 total FHLB borrowings amounted to $114.8 million and were used primarily to fund loan portfolio growth. The Bank had commitments to fund loan originations with borrowers totaling $82.9 million at March 31, 2001, including $50.8 million in available consumer and commercial lines of credit. Certificates of deposits scheduled to mature in one year or less totaled $144.4 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient cash flow and other cash resources to meet current and anticipated loan funding commitments, deposit customer withdrawal requirements and operating expenses. At September 30, 2000, total FHLB borrowings totaled $112.2 million.

The cash flow statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the changes in the cash flow statements for the six months ended March 31, 2001 and 2000 follows.

During the six months ended March 31, 2001, net cash and cash equivalents increased $14.6 million from $14.5 million at September 30, 2000 to $29.1 million at March 31, 2001.

The Company experienced a $6.8 million net increase in cash from operating activities for the six months ended March 31, 2001, compared to an $1.8 million net increase for the six months ended March 31, 2000. The increase in the most recent period was primarily attributable to $21.0 million in proceeds realized from the sale of mortgage loans and a $2.1 million provision for loan losses, offset by the origination of $16.1 million of loans held for sale. The increase of $1.8 million for the period ended March 31, 2000 was primarily attributable to $6.2 million in proceeds from the sale of mortgage loans and net income of $1.4 million, offset by the origination of $6.4 million of loans held for sale. Beginning in the quarter ended September 30, 1999, the Bank adopted a strategy of originating, selling and delivering all fixed rate, owner-occupied residential mortgage loans on a "Best Efforts" delivery program basis. This program allows the Bank to commit loans for delivery to investors at prices that are determined prior to loan approval. In the event that loans are not closed and therefore not delivered, the Bank incurs no penalty. The strategy is expected to reduce the interest rate risk exposure of the Bank by minimizing the volume of loans closed and carried in the held for sale portfolio.

The $6.6 million net decrease in cash from investing activities during the six months ended March 31, 2001 is primarily attributable to investment security purchases exceeding maturities by $8.0 million and $2.5 million of time deposit purchases, offset by principal payments exceeding loan originations of $3.7 million. The $39.3 million net decrease in cash from investing activities during the six months ended March 31, 2000 is primarily attributable to the $30.3 million increase in loan originations exceeding principal payments and investment security purchases of $18.2 million, offset by sales and maturities of securities totaling $4.2 million and $4.7 million of mortgage-backed security principal payments.

Financing activities generated net cash of $14.3 million for the six months ended March 31, 2001. The net cash was provided primarily from net deposit increases of $14.1 million and $2.7 million of increases in FHLB advances, offset by repurchase agreement decreases totaling $1.9 million, treasury stock repurchases of $325,000 and cash dividend payments of $262,000 during the current six months. Net cash generated from financing activities was $34.5 million for the six months ended March 31, 2000. The net cash was provided primarily from net deposit increases of $33.4 million and repurchase agreement increases of $1.4 million, decreased by $700,000 to repurchase the Company's stock and cash dividend payments of $260,000 during the six months.

CAPITAL RESOURCES

Total shareholders' equity increased from $32.5 million as of September 30, 2000 to $33.4 million as of March 31, 2001 mainly from net income of $674,000, $260,000 generated from stock option exercises, and a $609,000 adjustment to reflect the increase in the market value of securities available for sale, net of tax. These increases were offset by the repurchase of 18,260 shares of outstanding common stock during this period at a cost of $325,000 and cash dividend payments of $262,000. Book value per common share was $24.69 at March 31, 2001 compared to $23.93 at September 30, 2000. The equity to assets ratio was 8.10% at March 31, 2001 compared to 8.21% at September 30, 2000.

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

The Bank's actual capital and required capital amounts and ratios at March 31, 2001 and September 30, 2000 are presented below:

                                                                                   Requirement to be
                                                                                 Well Capitalized Under
                                                       Requirement for Capital       Prompt Corrective
                                         Actual ..      Adequacy Purposes            Action Provisions
                                     Amount   Ratio     Amount      Ratio             Amount       Ratio
                                       (Dollars in thousands)

As of March 31, 2001
   Total capital (to risk
    weighted assets) .............   $ 34,614    13.11% $ 21,130     8.00%           $ 26,412     10.00%

   Tier 1 (core) capital
        (to risk weighted assets) .... 32,734    12.39    10,208     4.00              15,312      6.00

   Tier 1 (core) capital to
        adjusted total assets ......   32,734     7.95    16,464     4.00              20,580      5.00


As of September 30, 2000
   Total capital (to risk
     weighted assets) ...............$ 33,810    13.25% $ 20,416     8.00%            $25,520     10.00%

   Tier 1 (core) capital
    (to risk weighted assets) ......   32,288    12.65    10,208     4.00              15,312      6.00

   Tier 1 (core) (to
        adjusted total assets .....    32,288     8.14    15,869     4.00              19,836      5.00


As of March 31, 2001, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.

MATERIAL CHANGES IN FINANCIAL CONDITION

March 31, 2001 Compared to September 30, 2000

Total assets increased $16.0 million from $396.0 million as of September 30, 2000 to $412.0 million as of March 31, 2001.

Total cash and cash equivalents increased $14.6 million from $14.5 million to $29.1 million and total securities available for sale increased $8.3 million from $41.6 to $49.9 million, and time deposits in other financial institutions increased $2.5 million during the six month period ended March 31, 2001. Offsetting these increases was the $10.5 million decrease in total net loan outstanding during this same six month period.

Commercial loans outstanding increased by $3.1 million from $91.1 million at September 30, 2000 to $94.2 million at March 31, 2001. Consumer loans outstanding, including home equity and second mortgages, also increased by $1.7 million from $25.0 million at September 30, 2000 to $26.7 million at March 31, 2001. Offsetting these increases was the $8.6 million decrease in mortgage loans outstanding during the same period net of secondary market sales totaling $21.1 million. Total gross loans held for sale decreased from $6.5 million at September 30, 2000 to $1.8 million at March 31, 2001.

During the six months ended March 31, 2001, the Company completed secondary market mortgage loans sales totaling $21.1 million and the net gains realized on these loan sales were $372,000, including $173,000 related to recording mortgage loans servicing rights. The loans sold during the quarter ended March 31, 2001 were fixed rate mortgage loans with maturities of fifteen years or longer. Servicing of the sold loans has been retained by the Company and the fees generated during this period were approximately $44,000, net of $36,000 in amortization of mortgage servicing rights. Management, in order to meet consumer demand, anticipates that the Company will continue to deliver fixed rate loans to the secondary market to manage interest rate risk and to diversify the asset mix of the Company.

The allowance for loan losses increased from $1.7 million at September 30, 2000 to $3.7 million at March 31, 2001. The allowance is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions, changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. During this six month period, $2.1 million was added to the loan loss reserve, while $99,000 was charged off due to unrecoverable commercial and consumer loans. On January 22, 2001, a commercial customer with a $2.5 million loan as of December 31, 2000 filed an emergency petition for protection under Chapter 11 of the United States Bankruptcy Code. Because of this bankruptcy filing and uncertainty as to the status of the underlying collateral for the loan, the Bank recorded an additional $1.8 million provision to loan loss reserves in the quarter ended December 31, 2000 which has an approximate after tax effect to net income of $(1.1) million, or $(.80) diluted earnings per share. The Bank is aggressively pursuing steps to recover the loan proceeds from the customer. In management's opinion, the allowance for loan losses is adequate to absorb anticipated future loan losses from loans at March 31, 2001.

The increase of $672,000 in other assets from September 30, 2000 to March 31, 2001 can primarily be attributed to a $648,000 increase in current and deferred tax assets during the period.

Total liabilities increased $15.1 million from $363.5 at September 30, 2000 to $378.6 million at March 31, 2001. Total deposits increased from $239.4 million at September 30, 2000 to $253.6 million at March 31, 2001, primarily due to a $12.8 million increase in savings, NOW and MMDA deposits. Noninterest-bearing demand accounts also increased $1.4 million during this same six month period. FHLB advances increased $2.6 million from $112.2 million at September 30, 2000 to $114.8 million at March 31, 2001 and securities sold under agreements to repurchase decreased $1.9 million.

The $114.8 million of Federal Home Loan Bank advances have a weighted average interest rate of 5.69% and mature in ten years or less. The one-day retail repurchase agreements are secured by investment securities that have a weighted average interest rate of 3.39%.


MATERIAL CHANGES IN RESULTS OF OPERATIONS
Three and six months ended March 31, 2001 compared to three and six months ended March 31, 2000

The Company's consolidated net income for the three months ended March 31, 2001 was $809,000 or $.59 diluted earnings per common share compared to $724,000 or $.51 diluted earnings per share for the three months ended March 31, 2000. Net income for the six months ended March 31, 2001 was $674,000 or $.49 diluted earnings per share compared to $1.4 million or $.99 diluted earnings per share for the six months ended March 31, 2000.

Net interest income after provision for loan losses for the most recent three and six month periods totaled $2.8 million and $4.0 million compared to $2.8 million and $5.6 million for the same periods one year ago. During the three months ended March 31, 2001 total interest income increased by $725,000 compared to the same period one year ago, primarily as a result of increased volumes of loans receivable, particularly commercial and consumer loans, offset by lower yields generated on these loans related to interest rate decreases in the period. In the past twelve months, commercial loan receivables increased $36.7 million and consumer loan receivables, which include home equity term loans and lines of credit, increased $5.4 million, while mortgage loan receivables decreased $33.1 million. Total interest expense increased $650,000 during the three months ended March 31, 2001, as compared to the same period a year ago, reflecting both the growth in deposits and FHLB advances. For the six months ended March 31, 2001, total interest income increased $1.9 million while total interest expense increased $1.6 million. The bank's provision for loan loss reserves was increased from $155,000 for the period ended March 31, 2000 to $2.1 million for the period ended March 31, 2001. The current year's provision includes a one-time addition of $1.8 million ($1.1 million after tax) that was established as a result of a Chapter 11 bankruptcy filing by a commercial borrower.

Noninterest income increased from $295,000 and $653,000 for the three and six months ended March 31, 2000 to $602,000 and $1.3 million for the most recent three and six month periods. These increases are primarily due to fees generated from the increasing number of core deposit account relationships, increased income generated from the Bank's trust department, net gains from loan sales and the servicing fees retained on these sold loans. Noninterest expenses increased from $2.0 million during the three months ended March 31, 2000 to $2.2 million during the three months ended March 31, 2001 and from $4.0 million to $4.3 million for the comparable six month periods. The noninterest expense increases are primarily attributable to staffing increases and expenses incurred in the offering of additional services to the Bank's customers.

Income tax expense for the three and six months ended March 31, 2001 was $410,000 and $307,000 compared to $435,000 and $853,000 for the same periods ended March 31, 2000.

Forward Looking Statements

When used in this filing and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, "anticipate," "would be,""will allow,""intends to,""will likely result,""are expected to," will continue,""is anticipated,""estimated,""project," or similar expressions are intended to identify, "forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investing activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

As part of its efforts to monitor and manage interest rate risk, the Company uses the Net Portfolio Value ("NPV") methodology adopted by the Office of Thrift Supervision as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance-sheet contracts. The difference is the NPV. As of December 31, 2000, (the most recently available data), after a 200 basis point rate decrease, the Company's NPV ratio was 10.03%. In the event of a 200 basis point increase in rates, the Company's NPV ratio was 7.84%. Management and the Board of Directors review the OTS measurements on a quarterly basis to determine whether the Company's interest rate exposure is within the limits established by the Board of Directors in the Company's interest rate risk policy.

The Company's asset/liability management strategy dictates acceptable limits on the amounts of change in NPV given certain changes in interest rates. The table presented here, as of December 31, 2000, is an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.


Interest Rate ......................................               NPV as % of Portfolio
Changes in Basis ..........    .Net Portfolio Value                      Value of Assets
      Points .......................................                NPV
(Rate Shock)(1)$ Amount ...$ Change   % Change   Ratio                         Change (1)
-----------------------    --------   --------   -----                         ----------
                             (Dollars in Thousands)

    +300 ................    26,059   (12,434)     (32)            6.75          (270)

    +200 ..................  30,871    (7,622)     (20)            7.84          (161)

    +100 ................    35,121    (3,372)      (9)            8.76           (69)

       0                     38,493         -        -             9.45             -

    - 100 .................. 40,275     1,782        5             9.77            32

    - 200 .................  41,851     3,358        9            10.03            58

    - 300 ...............    44,090     5,597       15            10.43            98


(1) Expressed in basis points
                                          19

As illustrated in the table, the Company's interest rate risk is more sensitive to rising rates than declining rates. This occurs primarily because as rates rise, the market value of fixed-rate loans declines due to both the rate increases and slowing prepayments. When rates decline, the Company does not experience a significant rise in market value for these loans because borrower prepayments increase. Specifically, the table indicates that, at December 31, 2000, the Company's NPV was $38.5 million or 9.45% of the market value of portfolio assets. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $7.6 million or 20% decline in the Company's NPV and would result in a 161 basis point or 20.5% decline in the Company's NPV ratio to 7.84%. Conversely, an immediate 200 basis point decrease in market interest rates would result in a $3.4 million or 9% increase in the Company's NPV, and a 58 basis point or 6.1% increase in the Company's NPV ratio to 10.03%. The percentage change in the Company's NPV at December 31, 2000 were within the limit in the Company's Board-approved guidelines.

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

The Board of Directors and management of the Company believe that certain factors afford the Company the ability to operate successfully despite its exposure to interest rate risk. The Company manages its interest rate risk by originating adjustable rate loans and by selling a portion of its fixed rate one-to-four family real estate loans. Although the Company has historically originated mortgage loans for its own portfolio, sales of fixed rate first mortgage loans with maturities of 15 years or greater are currently being sold on a "Best Efforts" delivery program basis to minimize interest rate risk exposure. The Company retains the servicing on the majority of loans sold in the secondary market and, at March 31, 2001, $67.1 million in such loans were being serviced for others. The Company also maintains capital well in excess of regulatory requirements.

The Company's investment strategy is to maintain a diversified portfolio of high quality investments that minimize interest rate and credit risks while striving to maximize investment return and to provide liquidity necessary to meet funding needs.

The Company's cost of funds responds to changes in interest rates due to the relatively short-term nature of its deposit portfolio. The Company has a substantial amount of passbook savings, demand deposit and money market accounts which may be less sensitive to changes in interest rate than certificate accounts. At March 31, 2001, the Bank had $82.6 million of these types of accounts. The Company offers a range of maturities on its deposit products at competitive rates and monitors the maturities on an ongoing basis.

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

           None

Item 3.    Defaults Upon Senior Securities.

           None

Item 4.    Submission of Matters to a Vote of Security Holders.

           None

Item 5.    Other Information.

           None

Item 6.    Reports on Form 8-K.

          (a) MFB Corp. filed two Form 8-K reports during the quarter ended March 31, 2001.

               Date of report:  January 24, 2001
               Items reported:  News release dated January 17, 2001
                                regarding the announcement of first earnings and announcement of a cash dividend payable on February 13, 2001 to holders of record on January 30, 2001

               Date of report: January 31, 2001
               Items reported: News release dated January 26, 2001 regarding the revision of quarterly earnings.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



MFB CORP.




Date  May 14, 2001                  By
     ----------------------                  ----------------------------------

                                             Charles J. Viater
                                             President



Date  May 14, 2001                  By
     ----------------------                   ---------------------------------
                                              Timothy C. Boenne
                                              Vice President