Form 10-Q
period 2001-06-30
MFB CORP
filed 2001-08-14
CIK 916396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934
                            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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
State or other jurisdiction of                               (I.R.S. Employer
ncorporation or organization                             Identification Number)

                             121 South Church Street
                                  P.O. Box 528
                            Mishawaka, Indiana 46546
                    (Address of principal executive offices,
                                including Zip Code)

                                 (219) 255-3146
                (Registrant's telephone number, including area code)

                                      None
Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)   Yes   X                                                    No

(2)   Yes   X                                                    No


The number of shares of the registrant's common stock, without par value, outstanding as of July 31, 2001 was 1,339,289.

                            MFB CORP. AND SUBSIDIARY
                                   FORM 10-Q

                                      INDEX


                                                                        Page No.

Part I.  Financial Information                                               3

Item 1.  Financial Statements                                                3
Consolidated Balance Sheets
June 30, 2001 (Unaudited) and September 30, 2000                             3

Consolidated Statements of Income (Unaudited)
Three and nine months ended June 30, 2001 and 2000                           4

Condensed Consolidated Statements of Changes in
Shareholders' Equity, (Unaudited)
Three and nine months ended June 30, 2001 and 2000                           5

       Consolidated Statements of Cash Flows, (Unaudited)
       Nine months ended June 30, 2001 and 2000                              6

       Notes to (Unaudited) Consolidated Financial Statements June 30, 2001  8

   Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of Operations              13

   Item 3. Quantitative and Qualitative Disclosures About Market Risk        19


Part II.  Other Information                                                  22

   Items 1-6                                                                 22


Signatures                                                                   23

                             MFB CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      June 30, 2001 and September 30, 2000
                     (In thousands, except share information)


(Unaudited)
                                                                                 June 30,             September 30,
                                                                                    2001                 2000

ASSETS
Cash and due from financial institutions                                           13,386               9,693
Interest-bearing deposits in other financial
  institutions - short-term                                                        20,671               4,851

     Total cash and cash equivalents                                               34,057               14,544
Interest-bearing time deposits in other financial institutions                      2,516
Securities available for sale (amortized cost of $52,214 - 6/30/01
     and $43,140 - 9/30/00)                                                        51,814                41,623
Federal Home Loan Bank (FHLB) stock, at cost                                       6,308                  6,308
Loans held for sale, net of unrealized losses of $4 - 6/30/01
     and $132 - 9/30/00                                                             3,097                 6,494
Loans receivable, net of allowance for loan losses of $3,905 - 6/30/01
     and $1,672 - 9/30/00                                                          307,862               315,506
Accrued interest receivable                                                         1,830                 1,894
Premises and equipment, net                                                         5,219                 4,688
Mortgage servicing rights, net of accumulated amortization of
     $183 - 6/30/01 and $93 - 9/30/00                                                 921                   611
Investment in limited partnerships                                                  2,885                  2,948
Other assets                                                                        2,038                  1,387

     Total assets                                                                  418,547                396,003

LIABIILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Noninterest-bearing demand deposits                                             13,230               11,802
     Savings, NOW and MMDA deposits                                                  74,980               56,569
     Other time deposits                                                             164,042             171,023

         Total deposits                                                              252,252               239,394
     Securities sold under agreements to repurchase                                   7,860                 9,143
     FHLB advances        119,685                                                    112,152
     Advances from borrowers for taxes and insurance                                     866                2,116
     Accrued expenses and other liabilities                                            4,117                  684

         Total liabilities                                                           384,780               363,489

Shareholders' equity
     Common stock, no par value, 5,000,000 shares authorized;
       shares issued:1,689,417-6/30/01 and 9/30/00
         shares outstanding: 1,339,289-6/30/01 and 1,358,449-9/30/00                 13,037                 13,136
       Retained earnings - substantially restricted                                  28,727                 27,711
     Accumulated other comprehensive income (loss),
         net of tax of $(125) - 6/30/01and $(601) - 9/30/00                             ( 275)                (916)
     Treasury stock, 350,128 common shares - 6/30/01
       330,968 common shares - 9/30/00, at cost                                       (7,722)                 (7,417)

         Total shareholders' equity                                                  33,767                  32,514


              Total liabilities and shareholders' equity                      $   418,547                   $   396,003




    See accompanying notes to (unaudited) consolidated financial statements.

                                       MFB CORP. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                           Three and nine months ended June 30, 2001 and 2000
                              (in thousands except per share information)

                                                                 Three Months Ended            Nine Months Ended
                                                                       June 30,                      June 30,
                                                                2001              2000             2001             2000
         Interest income
               Loans receivable, including fees
                    Mortgage loans                           $  3,382        $   3,750          $10,454          $11,328
                             Consumer and other loans             611              515            1,835           1,393
                    Financing leases and
                        commercial loans                       2,289             2,165            7,094            5,257
                  Securities - taxable                           893               919            2,695            2,652
                Other interest-bearing assets                    223                56              683              188

                        Total interest income                  7,398             7,405           22,761           20,818
         Interest expense
               Deposits                                        2,750             2,616            8,602            7,260
                    Securities sold under agreements
                    to repurchase                                 62                72              228               222
               FHLB advances                                   1,655             1,591            4,896             4,453

                    Total interest expense                     4,467             4,279           13,726           11,935

         Net interest income                                   2,931             3,126            9,035            8,883
         Provision for loan losses                               261               190            2,368              345

         Net  interest income after
          provision for loan losses                           2,670             2,936             6,667            8,538
         Noninterest income
               Service charges on deposit accounts               188               156              544               367
               Trust fee income                                   55                75              156               102
               Insurance commissions                              41                37              101               109
                 Brokerage commissions                             5                 4               15                14
               Net realized losses from sales
                 of securities available for sale                (52)              (27)             (52)              (34)
               Net realized gains from sales of loans            367               187              739               303
               Loan servicing fees, net                          (9)                23               35                56
               Other income                                      148               114              468               305

                    Total noninterest income                    743               569             2,006             1,222
         Noninterest expense
               Salaries and employee benefits                  1,252             1,222            3,626             3,414
               Occupancy and equipment                           332               277              935               804
               Data processing expense                           137               114              373               330
               SAIF deposit insurance premium                     12                10               35                50
               Provision to adjust loans held
                for sale to lower of cost or market                4               (6)                4               125
               Other expense                                     531               543            1,574             1,426

                    Total noninterest expense                  2,268             2,160            6,547            6,149

         Income before income taxes                            1,145             1,345            2,126            3,611
         Income tax expense                                      405               501              712            1,354
         Net  income                                    $        740      $        844    $       1,414     $      2,257

         Basic earnings per common share               $        0.55      $       0.62     $       1.05  $          1.63
         Diluted earnings per common share             $        0.54      $       0.61     $       1.02  $          1.60


      See accompanying notes to (unaudited) consolidated financial statements.

                                                MFB CORP. AND SUBSIDIARY
                                        CONDENSED CONSOLIDATED STATEMENTS OF
                                             CHANGES IN SHAREHOLDERS' EQUITY
                                             (UNAUDITED) Three and nine months
                                             ended June 30, 2001 and 2000
                                                (In thousands)

                                                                                   Three Months Ended          Nine Months Ended
                                                                                         June 30,                   June 30,
                                                                                   2001           2000        2001            2000

Balance at beginning of period                                                  $33,371        $31,531     $32,514          $31,182
Purchase of treasury stock                                                         (239)          (169)       (564)            (869)
Stock option exercise                                                                 -              -         160
Cash dividends declared                                                            (136)          (131)       (398)            (391)
Effect of contribution to fund ESOP                                                   -             50           -              148
Market adjustment of ESOP shares committed to be released                             -             22           -               76
Comprehensive income
      Net income                                                                    740            844       1,414            2,257
      Net change in net unrealized gains and losses on
           securities available for sale, net of reclassification
           adjustments and tax effects                                               31              9         641             (247)

                Total comprehensive income                                          771            853       2,054            2,010



Balance at end of period                                                        $33,767        $32,156      $33,767        $ 32,156






















See accompanying notes to (unaudited)consolidated financial statements.

                                       MFB CORP. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED) Nine months
                                    ended June 30, 2001 and 2000
                                        (In thousands)

                                                                                               Nine Months Ended
                                                                                                      June 30,
                                                                                             2001              2000
     Cash flows from operating activities
     Net income                                                                          $   1,414        $   2,257
     Adjustments to reconcile net income to net
      cash from operating activities
          Depreciation and amortization, net of accretion                                      265              284
     Provision  for loan losses                                                              2,368              345
          Market adjustment of ESOP shares committed to be released                              -               76
          ESOP  expense                                                                          -              148
          Net realized losses from sales of securities available for sale                        52              34
          Net realized gains from sales of loans                                               (739)           (303)
            Equity in loss of investment in limited partnership                                  63             107
          Amortization of mortgage servicing rights                                              90              28
          Provision to adjust loans held for sale to lower of cost or market                      4             125
          Origination of loans held for sale                                                (37,351)        (10,846)
          Proceeds from sales of loans held for sale                                         41,083          14,921
          Net change in:
                Accrued interest receivable                                                      64            (701)
                       Other assets                                                          (1,083)            (11)
     Accrued expenses and other liabilities                                                   3,433             143

                                                   Net cash from operating activities         9,663           6,607
     Cash flows from investing activities
          Net change in interest-bearing time deposits in other financial institutions       (2,516)          1,000
          Net change in loans receivable                                                      5,276         (43,826)
          Purchase of:
                       Securities available for sale                                        (59,356)         (3,000)
                       Securities held to maturity                                                -         (15,243)
                FHLB stock                                                                        -            (797)
                Premises and equipment, net                                                    (939)           (557)
                Investment in limited partnership                                                 -          (1,868)
          Proceeds from:
                Maturities of securities available for sale                                  45,740           1,000
                Maturities of securities held to maturity                                         -             500
                       Principal payments of mortgage-backed and related securities           4,633           5,230
                Sales of securities available for sale                                            -           9,637
                                  Net cash from investing activities                         (7,162)       (47,924)
     Cash  flows from financing activities
          Net change in deposits                                                            $12,858       $29,372
             Net change in securities sold under agreements to repurchase                    (1,283)          237
                Net change in advances from borrowers for taxes and insurance                (1,250)         (893)
          Purchase of MFB Corp. common stock                                                   (564)         (869)
          Proceeds from FHLB advances                                                        20,000        91,000
          Repayment of FHLB advances                                                        (12,467)      (77,075)
          Proceeds from exercise of stock options                                               116             -
          Cash dividends paid                                                                  (398)         (391)
                              Net cash from financing activities                             17,012        41,381


          Net change in cash and cash equivalents                                            19,513            64

     Cash and cash equivalents at beginning of period                                        14,544        12,062

     Cash and cash equivalents at end of period                                             $34,057      $ 12,126


     Supplemental disclosures of cash flow information Cash paid during the period for:
                Interest                                                             $       13,708     $  11,986
                Income taxes                                                                  1,680         1,536


        Supplemental schedule of noncash investing activities
         Transfer from:
               Loans held for sale to loans receivable                              $            -          4,020




See accompanying notes to (unaudited) consolidated financial statements.

                              MFB CORP. AND SUBSIDIARY
             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

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

Basis of Presentation: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of June 30, 2001 and September 30, 2000, the consolidated statements of income and the condensed consolidated statements of changes in shareholders' equity for the three and nine months ended June 30, 2001 and 2000, and the consolidated statements of cash flows for the nine months ended June 30, 2001 and 2000. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the nine months ended June 30, 2001 is not necessarily indicative of the results that may be expected for the full year.



NOTE 2 - EARNINGS  PER COMMON SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for earnings per common share calculations as they are committed to be released; unearned shares are not considered outstanding. Recognition and retention plan ("RRP") shares are considered outstanding for earnings per common share calculations as they become vested. Diluted earnings per common share shows the dilutive effect of additional potential common shares issuable under stock options and nonvested shares issued under the RRP. The computations of basic earnings per common share and diluted earnings per common share for the periods ended June 30, 2001 and 2000 are presented below.

                                                              Three Months Ended                  Nine Months Ended
                                                                      June 30,                        June 30,
                                                               2001            2000             2001                2000
                                                                        (in thousands except per share information)
Basic Earnings Per Common Share
Numerator
   Net income                                                 $  740      $     844        $   1,414             $ 2,257

Denominator
   Weighted average common shares outstanding                  1,344          1,376            1,349               1,397
   Less: Average unallocated ESOP shares                           -            (10)               -                ( 14)

   Weighted average common shares outstanding
      for basic earnings per common share                      1,344          1,366            1,349                1,383

Basic Earnings Per Common Shares                              $  .55         $  .62         $   1.05               $ 1.63

Diluted Earnings Per Common Share
Numerator
   Net income                                                 $  740        $   844        $   1,414              $ 2,257

Denominator
   Weighted average common shares outstanding
     for basic earnings per common share                       1,344          1,366            1,349                1,383
   Add: Dilutive effects of assumed exercises of
          stock options                                           35             29               33                   29

   Weighted average common and dilutive
     potential common shares outstanding                       1,379           1,395           1,382                1,412


Diluted Earnings Per Common Share                            $   .54         $   .61         $  1.02              $  1.60




Stock options for 75,750 and 78,250 shares of common stock for the three and nine months ended June 30, 2001 and 85,500 for the three and nine months ended June 30, 2000 were not considered in computing diluted earnings per common share because they were antidilutive.

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale are as follows:

                                                            Available for Sale
                                                                June 30, 2001
                                                                (in thousands)

                                                 Gross              Gross            Gross
                                               Amortized         Unrealized       Unrealized            Fair
                                                 Cost               Gains           Losses              Value
Debt securities
     U.S. Government
       and federal agencies                $          7,663    $         32     $         (13)   $         7,682
     Mortgage-backed                                 21,274             107               (57)            21,324
     Commercial Paper                                 3,988               -                 -              3,988
     Corporate notes                                 15,029             118              (502)            14,645

                                                     47,954             257              (572)            47,639
Marketable equity securities                          4,260               -               (85)             4,175

                                           $         52,214    $        257     $        (657)   $        51,814


                                                            Available for Sale
                                                            September 30, 2000
                                                                (in thousands)

                                                                    Gross            Gross
                                               Amortized         Unrealized       Unrealized            Fair
                                                 Cost               Gains           Losses              Value
Debt securities
     U.S. Government
       and federal agencies                $         17,944    $          6     $        (212)   $        17,738
     Mortgage-backed                                 14,834               -              (622)            14,212
     Corporate notes                                  9,924               3              (572)             9,355

                                                     42,702               9            (1,406)            41,305
Marketable equity securities                            438               -              (120)               318


                                           $         43,140    $          9     $      (1,526)   $        41,623


NOTE 4 - LOANS RECEIVABLE, NET

Loans receivable, net at June 30, 2001 and September 30, 2000 are summarized as follows:

                                                                                        June 30,        September 30,
                                                                                        2001                2000
                                                                                             (in thousands)
First mortgage loans (principally conventional)
     Principal balances
         Secured by one-to-four family residences                            $         165,787    $         185,267
         Construction loans                                                             17,181               13,146
         Other                                                                           3,902                3,631

                                                                                      186,870              202,044
         Less undisbursed portion of construction and
           other mortgage loans                                                            (59)                 (54)

              Total first mortgage loans                                               186,811              201,990

Commercial and consumer loans:
     Principal balances
         Home equity and second mortgage                                     $          19,593    $          18,917
         Commercial                                                                     99,549               91,105
         Other                                                                           6,649                6,089

              Total commercial and consumer loans                                      125,791              116,111
Allowance for loan losses                                                               (3,905)              (1,672)
Net deferred loan origination fees                                                        (835)                (923)


                                                                             $          307,862   $         315,506


Activity in the allowance for loan losses is summarized as follows for the nine months ended June 30, 2001 and for the year ended September 30, 2000.

                                                                                        June 30,          September 30,
                                                                                          2001                  2000
         Balance at beginning of year                                           $      1,672,000        $     639,000
         Provision for loan losses                                                      2,368,000           1,106,000
             Charge-offs                                                                 (135,000)            (73,000)
         Recoveries
         Balance at end of year                                                 $      3,905,000         $  1,672,000



Impaired loans were as follows:

         Quarter-end and year-end balances with no allocated
                allowance for loan losses                                                 99,000       $       60,000

         Quarter-end and year-end loans with allocated allowance
            for loan losses                                                             2,593,000            1,591,000

                                                                Total             $     2,692,000           $ 1,651,000



         NOTE 4 - LOANS RECEIVABLE, NET (continued)

           Nonperforming loans were as follows at June 30, 2001 and September 30,2000:

                Loans past due over 90 days still on accrual status             $               -        $       60,000
             Nonaccrual loans                                                          2,692,000                  6,000




On January 22, 2001 a commercial customer with a $2.5 million loan as of December 31, 2000 filed an emergency petition for protection under Chapter 11 of the United States Bankruptcy Code. Because of this bankruptcy filing and uncertainty as to the status of the underlying collateral for the loan, the Bank recorded an additional $1.8 million provision to loan loss reserves in the quarter ended December 31, 2000. This loan was considered impaired at June 30, 2001.

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

LIQUIDITY

Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash, deposits with other financial institutions, overnight interest-bearing deposits in other financial institutions and securities available for sale. These assets are commonly referred to as liquid assets. Liquid assets were $88.4 million as of June 30, 2001 compared to $56.1 million as of September 30, 2000. This $32.3 million increase was due to a $19.6 million increase in cash and cash equivalents, a $2.5 million increase in time deposits held in other financial institutions, and a $10.2 million increase in securities available for sale. Management believes the liquidity level of $88.4 million as of June 30, 2001 is sufficient to meet anticipated liquidity needs.

Short-term borrowings or long-term debt, such as Federal Home Loan Bank advances, may be used to compensate for reduction in other sources of funds such as deposits and to assist in asset/liability management. As of June 30, 2001 total FHLB borrowings amounted to $119.7 million and were used primarily to fund loan portfolio growth. The Bank had commitments to fund loan originations with borrowers totaling $98.6 million at June 30, 2001, including $55.0 million in available consumer and commercial lines of credit. Certificates of deposits scheduled to mature in one year or less totaled
$139.3 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient cash flow and other cash resources to meet current and anticipated loan funding commitments, deposit customer withdrawal requirements and operating expenses. At September 30, 2000, FHLB borrowings totaled $112.2 million.

The cash flow statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the changes in the cash flow statements for the nine months ended June 30, 2001 and 2000 follows.

During the nine months ended June 30, 2001, net cash and cash equivalents increased $19.5 million from $14.5 million at September 30, 2000 to $34.0 million at June 30, 2001.

The Company experienced a $9.6 million net increase in cash from operating activities for the nine months ended June 30, 2001, compared to an $6.6 million net increase for the nine months ended June 30, 2000. The increase in the most recent period was primarily attributable to $41.1 million in proceeds realized from the sale of mortgage loans, a $3.4 million increase in accrued expenses and other liabilities, a $2.4 million provision for loan losses, and net income of $1.4 million, offset by the origination of $37.4 million of loans held for sale and a $1.1 million net change in other assets. The increase of $6.6 million for the period ended June 30, 2000 was primarily attributable to $14.9 million in proceeds from the sale of mortgage loans and net income of $2.3 million, offset by the origination of $10.8 million of loans held for sale. The Bank continues to originate, sell and deliver all fixed rate, owner-occupied residential mortgage loans on a "Best Efforts" delivery program basis. This program allows the Bank to commit loans for delivery to investors at prices that are determined prior to loan approval. In the event that loans are not closed and therefore not delivered, the Bank incurs no penalty. The strategy is expected to reduce the interest rate risk exposure of the Bank by minimizing the volume of loans closed and carried in the held for sale portfolio.

The $7.1 million net decrease in cash from investing activities during the nine months ended June 30, 2001 is primarily attributable to investment security purchases exceeding maturities by $13.6 million and $2.5 million of time deposit purchases, offset by principal loan payments exceeding loan originations of $5.3 million and $4.6 million of mortgage-backed securities principal payments. The $47.9 million net decrease in cash from investing activities during the nine months ended June 30, 2000 is primarily attributable to the $43.8 million increase in loan originations exceeding principal payments and investment security purchases of $18.2 million, offset by sales and maturities of securities totaling $11.1 million, $5.2 million of mortgage-backed securities principal payments and a $1.9 million low income housing limited partnership investment.

Financing activities generated net cash of $17.0 million for the nine months ended June 30, 2001. The net cash was provided primarily from net deposit increases of $12.9 million and $7.5 million of increases in FHLB advances, offset by repurchase agreement decreases totaling $1.3 million and $1.3 million in net changes in advances from borrowers for taxes and insurance. Net cash generated from financing activities was $41.4 million for the nine months ended June 30, 2000. The net cash was provided primarily from net deposit increases of $29.4 million and $13.9 million of net new FHLB advances, offset by $893,000 in net changes in advances from borrowers for taxes and insurance, $869,000 to repurchase the Company's stock and cash dividend payments of $391,000 during the nine months.

CAPITAL RESOURCES

Total shareholders' equity increased from $32.5 million as of September 30, 2000 to $33.8 million as of June 30, 2001 mainly from net income of $1.4 million and a $640,000 adjustment to reflect the increase in the market value of securities available for sale, net of tax, offset by the repurchase of 30,760 shares of outstanding common stock during this period at a cost of $564,000 and cash dividend payments of $398,000. Book value per common share was $25.21 at June 30, 2001 compared to $23.93 at September 30, 2000. The equity to assets ratio was 8.07% at June 30, 2001 compared to 8.21% at September 30, 2000.

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

The Bank's actual capital and required capital amounts and ratios at June 30, 2001 and September 30, 2000 are presented below:

                                                                                                Requirement to be
                                                                                            Well Capitalized Under
                                                              Requirement for Capital          Prompt Corrective
                                        Actual                   Adequacy Purposes             Action Provisions
                                  Amount         Ratio         Amount          Ratio         Amount         Ratio
                                                              (Dollars in thousands)
As of June 30, 2001
     Total capital (to risk
      weighted assets)           $  35,249       13.16%       $  21,425           8.00%    $ 26,412         10.00%

     Tier 1 (core) capital
        (to risk weighted assets)     33,144      12.38           10,712          4.00        16,068         6.00

     Tier 1 (core) capital (to
        adjusted total assets        33,144       7.92            16,733          4.00        20,916         5.00


As of September 30, 2000
     Total capital (to risk
       weighted assets)          $  33,810      13.25%        $  20,416         8.00%       $ 25,520        10.00%

     Tier 1 (core) capital
      (to risk weighted assets)     32,288      12.65             10,208         4.00           15,312        6.00

     Tier 1 (core) (to
        adjusted total assets       32,288        8.14           15,869         4.00           19,836        5.00

As of June 30, 2001, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.

MATERIAL CHANGES IN FINANCIAL CONDITION

June 30, 2001 Compared to September 30, 2000

Total assets increased $22.5 million from $396.0 million as of September 30, 2000 to $418.5 million as of June 30, 2001.

Total cash and cash equivalents increased $19.5 million from $14.5 million to $34.1 million and total securities available for sale increased $10.2 million from $41.6 to $51.8 million, and time deposits in other financial institutions increased $2.5 million during the nine month period ended June 30, 2001. Offsetting these increases was the $11.0 million decrease in total net loans outstanding during this same nine month period.

Commercial loans outstanding increased by $8.4 million from $91.1 million at September 30, 2000 to $99.5 million at June 30, 2001. Consumer loans outstanding, including home equity and second mortgages, also increased by $1.2 million from $25.0 million at September 30, 2000 to $26.2 million at June 30, 2001. Offsetting these increases was the $15.2 million decrease in mortgage loans outstanding during the same period net of secondary market sales totaling $41.1 million. Total gross loans held for sale decreased from $6.5 million at September 30, 2000 to $3.1 million at June 30, 2001.

During the nine months ended June 30, 2001, the Company completed secondary market mortgage loans sales totaling $41.1 million and the net gains realized on these loan sales were $739,000, including $401,000 related to recording mortgage loans servicing rights. The loans sold during the quarter ended June 30, 2001 were fixed rate mortgage loans with maturities of fifteen years or longer. Servicing of the sold loans has been retained by the Company and the fees generated during this period were approximately $35,000, net of $90,000 in amortization of mortgage servicing rights. Management, in order to meet consumer demand, anticipates that the Company will continue to deliver fixed rate loans to the secondary market to manage interest rate risk and to diversify the asset mix of the Company.

The allowance for loan losses increased from $1.7 million at September 30, 2000 to $3.9 million at June 30, 2001. The allowance is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions, changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. During this nine month period, $2.4 million was added to the loan loss reserve, while $135,000 was charged off due to unrecoverable commercial and consumer loans. On January 22, 2001, a commercial customer with a $2.5 million loan as of December 31, 2000 filed an emergency petition for protection under Chapter 11 of the United States Bankruptcy Code. Because of this bankruptcy filing and uncertainty as to the status of the underlying collateral for the loan, the Bank recorded an additional $1.8 million provision to loan loss reserves in the quarter ended December 31, 2000 which has an approximate after tax effect to net income of $(1.1) million, or $(.80) diluted earnings per share. The Bank is aggressively pursuing steps to recover the loan proceeds from the customer. In management's opinion, the allowance for loan losses is adequate to absorb anticipated loan losses from existing loans at June 30, 2001.

The increase of $651,000 in other assets from September 30, 2000 to June 30, 2001 can primarily be attributed to a $537,000 increase in current and deferred tax assets during the period.

Total liabilities increased $21.3 million from $363.5 at September 30, 2000 to $384.8 million at June 30, 2001. Total deposits increased from $239.4 million at September 30, 2000 to $252.3 million at June 30, 2001, primarily due to the $18.4 million increase in savings, NOW and MMDA deposits and the $1.4 million increase in noninterest-bearing demand accounts exceeding the $7.0 million decrease in time deposits over the nine month period. FHLB advances increased $7.5 million from $112.2 million at September 30, 2000 to $119.7 million at June 30, 2001 and securities sold under agreements to repurchase decreased $1.3 million during the same nine month period.

The $119.7 million of Federal Home Loan Bank advances have a weighted average interest rate of 5.60% and mature in ten years or less. The one-day retail repurchase agreements are secured by investment securities that have a weighted average interest rate of 3.00%.

Accrued expenses and other liabilities increased $3.4 million from September 30, 2000 to June 30, 2001 due to the recognition of commitments to purchase securities totaling $3.0 million at June 30, 2001.


MATERIAL CHANGES IN RESULTS OF OPERATIONS
Three and nine months ended June 30, 2001 compared to three and nine months ended June 30, 2000

The Company's consolidated net income for the three months ended June 30, 2001 was $740,000 or $.54 diluted earnings per common share compared to $844,000 or $.61 diluted earnings per share for the three months ended June 30, 2000. Net income for the nine months ended June 30, 2001 was $1.4 million or $1.02 diluted earnings per share compared to $2.3 million or $1.60 diluted earnings per share for the nine months ended June 30, 2000.

Net interest income after provision for loan losses for the most recent three and six month periods totaled $2.7 million and $6.7 million compared to $2.9 million and $8.5 million for the same periods one year ago. During the nine months ended June 30, 2001 total interest income increased by $1.9 million compared to the same period one year ago, primarily as a result of increased volumes of commercial and consumer loans receivables, offset by lower yields generated on these loans related to interest rate decreases in the period. In the past nine months, commercial loan receivables increased $8.7 million and consumer loan receivables, which include home equity term loans and lines of credit, increased $1.2 million, while residential mortgage loan receivables decreased $15.2 million. Total interest expense increased $188,000 during the three months ended June 30, 2001, as compared to the same period a year ago, reflecting the growth in deposits and FHLB advances. For the nine months ended June 30, 2001, total interest expense increased $1.8 million. The bank's provision for loan loss reserves was increased from $345,000 for the period ended June 30, 2000 to $2.4 million for the period ended June 30, 2001. The current year's provision includes a one-time addition of $1.8 million ($1.1 million after tax) that was established as a result of a Chapter 11 bankruptcy filing by a commercial borrower.

Noninterest income increased from $569,000 and $1.2 million for the three and nine months ended June 30, 2000 to $743,000 and $2.0 million for the most recent three and nine month periods. These increases are primarily due to fees generated from the increasing number of core deposit account relationships, increased income generated from the Bank's trust department and net realized gains from loan sales. Noninterest expenses increased from $2.2 million during the three months ended June 30, 2000 to $2.3 million during the three months ended June 30, 2001 and from $6.1 million to $6.5 million for the comparable nine month periods. The noninterest expense increases are primarily attributable to staffing increases and expenses incurred in the offering of additional services to the Bank's customers.

Income tax expense for the three and nine months ended June 30, 2001 was $405,000 and $712,000 compared to $501,000 and $1.4 million for the same periods ended June 30, 2000.

FORWARD LOOKING STATEMENTS

When used in this filing and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, "anticipate," "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "project," or similar expressions are intended to identify, "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advise readers that various factors, including regional and national conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investing activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

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

As part of its efforts to monitor and manage interest rate risk, the Company uses the Net Portfolio Value ("NPV") methodology adopted by the Office of Thrift Supervision as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance-sheet contracts. The difference is the NPV. As of March 31, 2001, (the most recently available data), after a 200 basis point rate decrease, the Company's NPV ratio was 7.39%. In the event of a 200 basis point increase in rates, the Company's NPV ratio was 6.90%. Management and the Board of Directors review the OTS measurements on a quarterly basis to determine whether the Company's interest rate exposure is within the limits established by the Board of Directors in the Company's interest rate risk policy.

The Company's asset/liability management strategy dictates acceptable limits on the amounts of change in NPV given certain changes in interest rates. The table presented here, as of March 31, 2001, is an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.

   Interest Rate                                                                      NPV as % of Portfolio
Changes in Basis                            Net Portfolio Value                            Value of Assets

      Points                                                                    NPV
(Rate Shock) (1)                $ Amount        $ Change        % Change        Ratio           Change (1)
                                            (Dollars in Thousands)
      +300                       22,917         ( 11,588)          (34)          5.76               (249)

      +200                       27,954           (6,551)         ( 19)          6.90               (135)

      +100                       31,941          ( 2,564)           (7)          7.75                 (50)

          0                      34,505                -             -           8.24                     -

      - 100                      40,275             (596)           (2)          8.02                 (22)

      - 200                      41,851           (2,976)           (9)          7.39                 ( 85)

      - 300                      44,090           (6,003)          (17)          6.62                (162)


(1)   Expressed in basis points

As illustrated in the table, the Company's interest rate risk is more sensitive to rising rates than declining rates. This occurs primarily because as rates rise, the market value of fixed-rate loans declines due to both the rate increases and slowing prepayments. When rates decline, the Company does not experience a significant rise in market value for these loans because borrower prepayments increase. Specifically, the table indicates that, at March 31, 2001, the Company's NPV was $34.5 million or 8.24% of the market value of portfolio assets. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $6.6 million or 19% decline in the Company's NPV and would result in a 134 basis point or 16.3% decline in the Company's NPV ratio to 6.90%. Conversely, an immediate 200 basis point decrease in market interest rates would result in a $3.0 million or 9% decrease in the Company's NPV, and a 85 basis point or 10.3% decrease in the Company's NPV ratio to 7.39%. The percentage change in the Company's NPV at March 31, 2001 were within the limit in the Company's Board-approved guidelines.

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

The Board of Directors and management of the Company believe that certain factors afford the Company the ability to operate successfully despite its exposure to interest rate risk. The Company manages its interest rate risk by originating adjustable rate loans and by selling a portion of its fixed rate one-to-four family real estate loans. Although the Company has historically originated mortgage loans for its own portfolio, sales of fixed rate first mortgage loans with maturities of 15 years or greater are currently being sold on a "Best Efforts" delivery program basis to minimize interest rate risk exposure. The Company retains the servicing on the majority of loans sold in the secondary market and, at June 30, 2001, $80.3 million in such loans were being serviced for others. The Company also maintains capital well in excess of regulatory requirements.

The Company's investment strategy is to maintain a diversified portfolio of high quality investments that minimize interest rate and credit risks while striving to maximize investment return and to provide liquidity necessary to meet funding needs.

The Company's cost of funds responds to changes in interest rates due to the relatively short-term nature of its deposit portfolio. The Company has a substantial amount of passbook savings, demand deposit and money market accounts which may be less sensitive to changes in interest rate than certificate accounts. At June 30, 2001, the Bank had $88.2 million of these types of accounts. The Company offers a range of maturities on its deposit products at competitive rates and monitors the maturities on an ongoing basis.

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

           None

Item 3.    Defaults Upon Senior Securities.

           None

Item 4.    Submission of Matters to a Vote of Security Holders.

           None

Item 5.   Other Information.

           None

Item 6.    Reports on Form 8-K.

          (a) MFB Corp. filed one Form 8-K report during the quarter ended June 30, 2001.

                  Date of report:  April 18, 2001
                  Items reported: News release dated April 18, 2001 regarding the announcement of second quarter earnings and announcement of a cash dividend payable on May 15, 2001 to holders of record on May 1, 2001

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



MFB CORP.




Date  August 14, 2001                By
                                       Charles J. Viater
                                       President



Date  August 14, 2001                By
                                        Timothy C. Boenne
                                        Vice President