Form 10-K
period 2001-09-30
MFB CORP
filed 2001-12-26
CIK 916396

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2001
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

             (1) Yes    x                                    No
                     ------                                    ------
             (2) Yes    x                                    No
                     ------                                    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.         (X)

The aggregate market value of the issuer's voting stock held by non-affiliates, as of November 29, 2001, was $21,719,012.

The number of shares of the registrant's common stock, without par value, outstanding as of November 29, 2001, was 1,339,839 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 2001 are incorporated by reference into Part II.

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

                                     PART 1


Item 1. Business.

General

MFB Corp. ("MFB") is an Indiana corporation organized in December, 1993, and parent company of its wholly owned bank subsidiary, MFB Financial (the "Bank"). MFB became a unitary savings and loan holding company upon the conversion of Mishawaka Federal Savings from a federal mutual savings and loan association to a federal stock savings bank on March 24, 1994. On November 1, 1996, Mishawaka Federal Savings officially changed its name to MFB Financial. The principal asset of MFB consists of 100% of the issued and outstanding shares of common stock, $0.01 par value per share, of the Bank. The Bank began operations in Mishawaka, Indiana in 1889 under the name Mishawaka Building and Loan Association.

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

Lending Activities

General. The Company's principal source of revenue is interest income from residential mortgage loans, construction loans, commercial loans and consumer loans. MFB Financial historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one-to-four family residential real property. At September 30, 2001, $180.2 million, or 57.6% of the Company's total loan portfolio, consisted of mortgage loans and residential construction loans on one-to-four family residential real property, and multi-family loans which are generally secured by first mortgages on the property. A large majority of the residential real estate loans originated by MFB Financial are secured by properties located in St. Joseph and Elkhart Counties. In an effort to diversify the asset mix of the Bank and enhance loan yields, home equity loan, commercial loan and consumer loan programs have been established. Commercial loans include term loans and commercial lines of credit. Consumer loans include loans secured by deposits, home equity and second mortgage loans, new and used car loans and personal loans. At September 30, 2001, 33.8% of the Company's loan portfolio consist of commercial loans and 8.6% of the loan portfolio consist of consumer loans.

Residential Mortgage Loans. Residential mortgage loans consist of one-to-four family loans. Pursuant to federal regulations, such loans must require at least semi-annual payments and be for a term of not more than 40 years, and, if the interest rate is adjustable, it must be correlated with changes in a readily verifiable index.

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

MFB Financial normally requires private mortgage insurance on all conventional residential first mortgages with loan-to-value ratios in excess of 80%. In accordance with the Homeowners Protection Act of 1998, MFB has adopted policies to assure complete compliance with automatic cancellation provisions, depending on the date the loan was originated. On first mortgages, MFB will generally lend up to 103% loan-to-value, based upon the lesser of the purchase price or appraisal. MFB also offers programs that target first-time homebuyers when the applicants have successfully completed a homebuyer's education course and earn less than 80% of the area median income. Second mortgages and home equity loans may be originated with loan-to-values up to 100% with higher yields to compensate for potentially higher risk.

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

Construction Loans. MFB Financial offers construction loans with respect to owner-occupied residential real estate, to builders or developers constructing such properties and to owners who are to occupy the premises. Construction and development loans, residential and commercial, are underwritten in the corporate lending department with consistent underwriting standards, including adequate collateral and sufficient debt coverage ratios. The loan reviews are based on current economic conditions and personal guarantees may be required.

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

Commercial Loans. MFB Financial's commercial lending department focuses on meeting the borrowing needs of small local businesses primarily located in St. Joseph and Elkhart counties. Loans may be secured by real estate, equipment, inventory, receivables or other appropriate collateral. Terms vary and adjustable rate loans are generally indexed to the Wall Street Journal prime rate. Loans with longer amortization periods generally contain fixed interest rate balloon payment provisions of five years or less. Personal guarantees by business principals are generally required in order to manage risk on these loans.

When appropriate, MFB Financial uses guaranteed lending programs, such as the Small Business Administration, Indiana Department of Finance Authority and the Business Development Corp., to reduce risk. Lending activity is controlled with individual loan officer lending limits and a loan committee consisting of various board members. Commercial lending activity has allowed MFB Financial to diversify its balance sheet, increase market penetration and improve earnings.

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

When a loan is 45 days in default, personal contact is made with the borrower to establish an acceptable repayment schedule. When loans are ninety days in default, contact is made with the borrower by an employee of MFB Financial after consultation with a Senior Loan Officer who attempts to establish an acceptable repayment schedule. Management is authorized to commence foreclosure proceedings for any loan upon making a determination that it is prudent to do so. All loans on which foreclosure proceedings have been commenced are placed on non-accrual status.

Non-performing loans. At September 30, 2001, $2,784,000 or .67% of the Company's total assets, were non-performing loans (loans delinquent more than 90 days, non-accrual loans, real estate owned ("REO") and troubled debt restructurings). At September 30, 2001, the Company had $8,931,000 of impaired loans. Impaired loans include non-performing loans and other loans where principal and interest may not be collected in accordance with the original loan terms. Non-performing loans totaled $66,000 and impaired loans were $1,651,000 at September 30, 2000. The increase in non-performing loans from last year is due to the bankruptcy filing of one commercial customer in the automotive sales industry. The increase in impaired loans over last year is due to the non-performing loan increase mentioned above and to the deterioration of the financial condition of two other commercial loans, one commercial construction customer and one furniture manufacturing customer. At September 30, 2001, the Bank did not have real estate owned property. When property is so acquired, the value of the asset is recorded on the books of the Company at fair value. Interest accrual ceases when the collection of interest becomes doubtful. All costs incurred from the date of acquisition in maintaining the property are expensed.

Classified assets. Federal regulations and MFB Financial's Classification of Assets policy provide for the classification of loans and other assets such as debt and equity securities considered by the Office of Thrift Supervision ("OTS") to be of lesser quality as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the association will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention" by management. At September 30, 2001, the Bank had classified $9,065,000 of its assets as "substandard", $0 as "doubtful", and $0 as "loss".

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

Allowance for Loan Losses

The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision is determined in conjunction with management's review and evaluation of current economic conditions, changes in the character and size of the loan and lease portfolio, delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan and lease portfolio. During the fiscal year ended September 30, 2001 the Bank experienced significant growth in the commercial loan portfolio. Total commercial loans at September 30, 2001 were $105.6 million compared to $91.1 million at September 30, 2000, a 15.9% increase. In addition, the Bank continued to improve its loan review and risk assessment procedures. Based on these factors and the bankruptcy filing of one previously mentioned commercial loan customer, the provision for loan losses was increased from $1.1 million during the period ended September 30, 2000 to $3.1 million at September 30, 2001. The balance of the allowance for loan losses at September 30, 2001 was $4.6 million, up from $1.7 million one year ago. In management's opinion, MFB Financial's allowance for loan losses is adequate to absorb anticipated future losses existing at September 30, 2001.

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

The Company's investment portfolio consists of U.S. Treasury Bonds, U.S. government agency securities, municipal bonds, mortgage-backed securities, commercial paper, corporate debt securities, equity securities and Federal Home Loan Bank ("FHLB") stock.



Liquidity. Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Liquid assets include cash, U.S. Treasury obligations, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances and specified state or federal agency obligations. Subject to various restrictions, FHLB-member savings institutions may also invest in certain corporate debt securities, commercial paper, mutual funds, mortgage-related securities, and first lien residential mortgage loans. The Financial Regulatory Relief and Economic Efficiency Act of 2000, which was signed into law on December 27, 2000, repealed the former statutory requirement that all savings associations maintain an average daily balance of liquid assets in a minimum amount of not less than 4% or more than 10% of their withdrawable accounts plus short-term borrowings. The OTS adopted an interim rule in March, 2001 that implemented this revised statutory requirement, although savings associations remain subject to the OTS regulation that requires them to maintain sufficient liquidity to ensure their safe an sound operation. Liquid assets were $83.6 million as of September 30, 2001 and management believes the liquidity level as of September 30, 2001 is sufficient to meet anticipated liquidity needs.

Sources of Funds

General. Deposits have traditionally been MFB Financial's primary source of funds for use in lending and investment activities. In addition to deposits, MFB Financial derives funds from scheduled loan payments, loan prepayments, secondary market loan sales, and income provided from operations. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows and secondary market sales can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the FHLB of Indianapolis are used to compensate for reductions in deposits or deposit inflows at less than projected levels.

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

MFB Financial's borrowings consist mainly of advances from the FHLB of Indianapolis upon the security of a blanket collateral agreement of a percentage of unencumbered loans and investment securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. There are regulatory restrictions on advances from the Federal Home Loan Banks, See "Regulation--Federal Home Loan Bank System" and "--Qualified Thrift Lender." At September 30, 2001, MFB Financial had $119.7 million in Federal Home Loan Bank borrowings outstanding. MFB Financial does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

With selected business entities, MFB Financial has entered into repurchase agreements. These agreements are all one day retail repurchase agreements, are accounted for as borrowings by the Bank, and are secured by certain investment securities of the Bank. At September 30, 2001, the Bank had $11.0 million in repurchase agreements outstanding.

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

The Bank's only subsidiary, Mishawaka Financial Services, Inc. ("Mishawaka Financial"), was organized in 1975 and currently is engaged in the sale of credit life, general fire and accident, car, home and life insurance, as agent to the Bank's customers and the general public. In addition, a range of investment and insurance related products are offered by Mishawaka Financial to customers through a contractual relationship established with Fiserv Investor Services, Inc, a full service securities brokerage firm. During fiscal year 2001, Mishawaka Financial received approximately $152,000 in commissions versus approximately $137,000 in commissions received during fiscal year 2000. Since Mishawaka Financial conducts all of its activities as agent for its customers, the Bank is not required to deduct from its capital any portion of this investment. The consolidated statements of income of MFB Corp. included elsewhere herein include the operation of the Bank and Mishawaka Financial. All significant intercompany balances and transactions have been eliminated in the consolidation.

Employees

As of September 30, 2001, MFB Financial employed 113 persons on a full-time basis and 33 persons on a part-time basis. None of MFB Financial's employees are represented by a collective bargaining group. Management considers its employee relations to be excellent.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     A. The following are the average balance sheets for the years ending September 30:


                                               2001          2000         1999

                                             Average       Average       Average
                                           Outstanding   Outstanding   Outstanding
                                             Balance       Balance       Balance
                                             -------       -------       -------
                                                       (In Thousands)
Assets:
Interest earning assets:
   Interest-bearing deposits                $  18,422    $   4,536    $  11,983
   Securities (1)                              28,589       25,576       17,347
   Mortgage-backed securities (1)              19,707       19,191       30,461
   FHLB stock                                   6,308        5,853        5,453
   Loans held for sale (2)                        293        3,837       15,571
   Loans receivable (3)                       317,217      300,717      244,132
                                            ---------    ---------    ---------
       Total interest-earning assets          390,536      359,710      324,947
Noninterest-earning assets, net
  of allowance for loan losses                 17,354       17,335       11,246
                                            ---------    ---------    ---------
       Total assets                         $ 407,890    $ 377,045    $ 336,193
                                            =========    =========    =========


Liabilities and shareholders' equity:
Interest-bearing liabilities:
   Savings accounts                         $  15,946    $  15,218    $  12,277
   NOW and money market accounts               51,520       40,583       36,422
   Certificates of deposit                    167,519      156,855      137,734
   Repurchase agreements                        8,416        7,718        3,892
   FHLB advances                              114,903      108,759      104,894
                                            ---------    ---------    ---------
       Total interest-bearing
          liabilities                         358,304      329,133      295,219
Other liabilities                              16,333       16,222        9,351
                                            ---------    ---------    ---------
     Total liabilities                        374,637      345,355      304,570
Shareholders' equity:
   Common stock                                13,077       13,065       12,933
   Retained earnings                           28,227       26,541       24,550
   Net unrealized gain (loss) on
     securities available for sale               (434)        (921)         213
   Less common stock acquired by:
       Employee stock ownership plan                -         (131)        (352)
       Recognition and retention plan               -            -          (11)
   Treasury stock                              (7,617)      (6,864)      (5,710)
                                            ---------    ---------    ---------
   Total shareholders' equity                  33,253       31,690       31,623
                                            ---------    ---------    ---------
   Total liabilities and
     shareholders' equity                   $ 407,890    $ 377,045    $ 336,193
                                            =========    =========    =========


--------------------------------------------------------------------------------
(1) Average outstanding balance reflects unrealized gain (loss) on securities available for sale.
(2) Average outstanding balances reflect unrealized gain (loss) on loans held for sale.
(3)  Total loans less deferred net loan fees and loans in process.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

     B. The following tables set forth, for the years indicated, the condensed average balance of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average interest rates earned or paid thereon.

                                                                      --------Year Ended September 30, 2001-------
                                                                              -----------------------------
                                                                         Average                          Average
                                                                         Balance         Interest       Yield/Cost
                                                                         -------         --------       ----------
                                                                                  (Dollars in thousands)
INTEREST-EARNING ASSETS
     Interest-bearing deposits                                        $     18,422    $        927         5.03%
     Securities (1)                                                         29,144           1,781         6.11
     Mortgage-backed securities (1)                                         19,834           1,242         6.26
     FHLB stock                                                              6,308             496         7.86
     Loans held for sale                                                       293              21         7.17
     Loans receivable (2)                                                  317,217          25,510         8.04
                                                                      ------------    ------------
         Total interest-earning assets                                $    391,218          29,977         7.66
                                                                      ============

INTEREST-BEARING LIABILITIES
     Savings accounts                                                 $     15,946             358         2.25%
     NOW and money market accounts                                          51,520           1,247         2.42
     Certificates of deposit                                               167,519           9,466         5.65
     Repurchase agreements                                                   8,416             292         3.47
     FHLB advances                                                         114,903           6,609         5.75
                                                                      ------------    ------------
         Total interest-bearing liabilities                           $    358,304          17,972         5.02
                                                                      ============    ------------

Net interest-earning assets                                           $     32,914
                                                                      ============

Net interest income                                                                   $     12,005
                                                                                      ============

Interest rate spread (3)                                                                                   2.64%

Net yield on average interest-earning assets (4)                                                           3.07%


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

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)




                                                                      --------Year Ended September 30, 2000-------
                                                                              -----------------------------
                                                                         Average                          Average
                                                                         Balance         Interest       Yield/Cost
                                                                         -------         --------       ----------
                                                                                  (Dollars in thousands)
INTEREST-EARNING ASSETS
     Interest-bearing deposits                                        $      4,536    $        290         6.39%
     Securities (1)                                                         26,232           1,761         6.71
     Mortgage-backed securities (1)                                         20,060           1,323         6.60
     FHLB stock                                                              5,853             476         8.13
     Loans held for sale                                                     3,837             287         7.48
     Loans receivable (2)                                                  300,717          24,377         8.11
                                                                      ------------    ------------
         Total interest-earning assets                                $    361,235          28,514         7.89
                                                                      ============

INTEREST-BEARING LIABILITIES
     Savings accounts                                                 $     15,218             371         2.44%
     NOW and money market accounts                                          40,583           1,055         2.60
     Certificates of deposit                                               156,855           8,600         5.48
     Repurchase agreements                                                   7,718             300         3.89
     FHLB advances                                                         108,759           6,147         5.65
                                                                      ------------    ------------
         Total interest-bearing liabilities                           $    329,133          16,473         5.01
                                                                      ============    ------------

Net interest-earning assets                                           $     32,551
                                                                      ============

Net interest income                                                                   $     12,041
                                                                                      ============

Interest rate spread (3)                                                                                   2.88%

Net yield on average interest-earning assets (4)                                                           3.33%

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

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

C. The following tables describe the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected MFB Corp.'s consolidated interest income and expense during the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in rate (i.e., changes in rate multiplied by old volume) and
     (2) changes in volume (i.e., changes in volume multiplied by old rate). Changes attributable to both rate and volume have been allocated proportionally to the change due to volume and the change due to rate.


                                       Increase (Decrease) in
                                         Net Interest Income
                                   -------------------------------
                                   Total Net    Due to      Due to
                                    Change       Rate       Volume
                                    ------       ----       ------
                                            (In thousands)
Year ended September 30, 2001 compared
 to year ended September 30, 2000
  Interest-earning assets
     Interest-bearing deposits       $   637    $   (74)   $   711
     Securities                           20       (166)       186
     Mortgage-backed securities          (81)       (66)       (15)
     FHLB stock                           20        (16)        36
     Loans held for sale                (266)       (12)      (254)
     Loans receivable                  1,133       (195)     1,328
                                     -------    -------    -------
         Total                         1,463       (529)     1,992
  Interest-bearing liabilities:
     Savings accounts                    (13)       (30)        17
     NOW and money market accounts       192        (77)       269
     Certificates of deposit             866        269        597
     Repurchase agreements                (8)       (34)        26
     FHLB advances                       462        110        352
                                     -------    -------    -------
         Total                         1,499        238      1,261
                                     -------    -------    -------
Change in net interest income        $   (36)   $  (767)   $   731
                                     ========   ========   =======

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)


                                       Increase (Decrease) in
                                         Net Interest Income
                                     ----------------------------
                                     Total Net   Due to    Due to
                                      Change      Rate     Volume
                                     ---------  -------    ------
                                            (In Thousands)
Year ended September 30, 2000 compared
 to year ended September 30, 1999
  Interest-earning assets:
     Interest-bearing deposits       $  (323)   $   126    $  (449)
     Securities                          713        146        567
     Mortgage-backed securities         (508)       171       (679)
     FHLB stock                           40          8         32
     Loans held for sale                (804)        18       (822)
     Loans receivable                  5,142        551      4,591
                                     -------    -------    -------
         Total                         4,260      1,020      3,240
  Interest-bearing liabilities:
     Savings accounts                     77          5         72
     NOW and money market accounts        54        (56)       110
     Certificates of deposit           1,315        274      1,041
     Repurchase agreements               152          3        149
     FHLB advances                       427        212        215
                                     -------    -------    -------
         Total                         2,025        438      1,587
                                     -------    -------    -------
Change in net interest income        $ 2,235    $   582    $ 1,653
                                     =======    =======    =======

II.  INVESTMENT PORTFOLIO


A. The following table sets forth the amortized cost and fair value of securities available for sale:

                                                           At September 30,
                      -------------------------------------------------------------------------------------------
                                  2001                           2000                              1999
                      --------------------------       --------------------------      --------------------------
                         Amortized        Fair          Amortized         Fair          Amortized         Fair
                           Cost           Value           Cost            Value           Cost            Value
                           ----           -----           ----            -----           ----            -----
                                                             (In thousands)

Debt securities
     U.S. Government
       and federal
       agencies       $     2,920    $      3,022      $    17,944     $   17,738      $    7,745     $     7,563
     Municipal bonds          145             145                -              -               -               -
     Mortgage-
       backed              20,091          20,320           14,834         14,212          27,112          26,450
     Commercial
       Paper                4,995           4,995                -              -               -               -
     Corporate notes       15,329          15,207            9,924          9,355           3,959           3,728
                    -------------    ------------      -----------     ----------      ----------     -----------

                           43,480          43,689           42,702         41,305          38,816          37,741

Marketable equity
  securities                4,252           4,171              438            318             543             429
                      -----------    ------------      -----------     ----------      ----------     -----------

                      $    47,732    $     47,860      $    43,140     $   41,623      $   39,359     $    38,170
                      ===========    ============      ===========     ==========      ==========     ===========



The following table sets forth the amortized cost and fair value of securities held to maturity:

                                                           At September 30,
                      -------------------------------------------------------------------------------------------
                                  2001                           2000                              1999
                      --------------------------       --------------------------      --------------------------
                         Amortized        Fair          Amortized         Fair          Amortized         Fair
                           Cost           Value           Cost            Value           Cost            Value
                           ----           -----           ----            -----           ----            -----
                                                             (In thousands)
Debt securities
Corporate notes       $         -    $          -      $         -     $        -      $    3,984     $     3,709
                      -----------    ------------      -----------     ----------      ----------     -----------

                      $         -    $          -      $         -     $        -      $    3,984     $     3,709
                      -----------    ------------      -----------     ----------      ----------     -----------

The following table sets forth the amortized cost and estimated market value of Federal Home Loan Bank (FHLB) stock:

                                                           At September 30,
                      -------------------------------------------------------------------------------------------
                                  2001                           2000                              1999
                      --------------------------       --------------------------      --------------------------
                                        Estimated                      Estimated                        Estimated
                         Amortized       Market         Amortized        Market         Amortized        Market
                           Cost           Value           Cost            Value           Cost            Value
                           ----           -----           ----            -----           ----            -----
                                                             (In thousands)
Other securities
FHLB stock, at
   cost               $     6,308    $      6,308      $     6,308     $    6,308      $    5,511     $     5,511
                      ===========    ============      ===========     ==========      ==========     ===========


B. The maturity distribution and weighted average interest rates of debt securities available for sale, excluding mortgage-backed securities, are as follows:

                                               Amount at September 30, 2001, which matures in
                ------------------------------------------------------------------------------------------------------------
                        One                  One to             Over Five to             Over 10
                     Year or Less           Five Years             Ten Years               Years                Totals
                --------------------  --------------------  --------------------  --------------------  --------------------
                Amortized    Fair     Amortized    Fair     Amortized    Fair     Amortized    Fair     Amortized     Fair
                  Cost       Value      Cost       Value      Cost       Value      Cost       Value       Cost       Value
                  ----       -----      ----       -----      ----       -----      ----       ------      ----       -----

                                                   (Dollars in thousands)
U.S. Government
  and federal
  agencies     $     -      $    -   $  2,920      3,022    $     -     $    -    $    -      $    -      $  2,920   $ 3,022
Municipal bonds    145         145          -          -          -          -         -           -           145       145
Commercial
  Paper          4,995       4,995          -          -          -          -         -           -         4,995     4,995
Corporate notes    301         302      9,781     10,047      1,288      1,350     3,959       3,508        15,329    15,207
               -------      ------   --------   --------    -------     ------    ------      ------      --------   -------

               $ 5,441      $5,442   $ 12,701   $ 13,069    $ 1,288     $1,350    $3,959      $3,508      $ 23,389   $23,369
               =======      ======   ========   ========    =======     ======    ======      ======      ========   =======


Weighted
average yield     3.35%                  6.08%                 6.37%                3.96%                     5.11%



     There were no securities held to maturity at September 30, 2001.

     The  weighted  average  interest  rates are  based  upon  coupon  rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

     C. There were no investments in securities of any one issuer which exceeded 10% of the shareholders' equity of the Company at September 30, 2001.

III. LOAN PORTFOLIO

     A. The following table sets for the composition of MFB Corp.'s consolidated loan portfolio and mortgage-backed securities by loan type as of the dates indicated, including a reconciliation of gross loans receivable to net loans receivable after consideration of the allowance for loan losses, deferred net loan fees and loans in process:


                                  ------------------------------------------September 30,-------------------------------------------
                                         2001               2000               1999                  1998               1997
                                  ------------------  ------------------  -----------------   ------------------  ------------------
                                            Percent            Percent             Percent              Percent             Percent
                                              of                 of                  of                   of                  of
                                   Amount    Total    Amount    Total    Amount     Total      Amount    Total    Amount     Total
                                   ------    -----    ------    -----    ------     -----      ------    -----    ------     -----
                                                                       (Dollars in thousands)
Mortgage loans
     Residential                  $ 157,187   50.29% $ 185,267   58.23% $ 191,480   70.62%   $ 183,151   78.49%  $ 164,598   86.91%
     Residential construction        18,658    5.97     13,146    4.13     11,158    4.12        8,233    3.53       8,245    4.35
     Multi-family                     4,331    1.38      3,631    1.14      3,299    1.22          120     .05         130     .07

Commercial and other loans
     Commercial loans               105,575   33.78     91,105   28.64     47,399   17.48       30,775   13.19       8,833    4.66
     Home equity and second
       mortgage loans                20,275    6.49     18,917    5.95     13,308    4.91        9,067    3.89       7,177    3.79
     Financing leases                     -       -          -       -         17     .01           83     .03         325     .17
     Other                            6,537    2.09      6,089    1.91      4,461    1.64        1,914     .82          96     .05
                                  ---------  ------  ---------  ------  ---------  ------    ---------  ------   ---------  ------
         Gross loans receivable     312,563  100.00%   318,155  100.00%   271,122  100.00%     233,343  100.00%    189,404  100.00%
                                                                                   ======               ======              ======

Less
     Allowance for loan losses       (4,632)            (1,672)              (638)                (454)               (370)
     Deferred net loan fees            (807)              (923)              (933)                (798)               (653)
     Loans in process                  (143)               (54)               (87)                (485)               (117)
                                  ----------         ---------          ---------            ---------           ---------

         Net loans receivable     $ 306,981          $ 315,506          $ 269,464            $ 231,606           $ 188,264
                                  =========          =========          =========            =========           =========

Mortgage-backed securities
     FHLMC certificates           $   3,617          $     610          $     868            $   2,316           $   3,508
     CMO - REMIC                     16,703             13,602             25,582               19,951              12,071
                                  ---------          ---------          ---------            ---------           ---------
         Net mortgage-backed      $  20,320          $  14,212          $  26,450            $  22,267           $  15,579
                                  =========          =========          =========            =========           =========
            Securities

Mortgage loans
     Adjustable rate              $ 140,284   77.86% $ 157,144   77.78% $ 142,756   69.32%   $ 153,897   80.36%  $ 139,665   80.74%

     Fixed rate                      39,892   22.14     44,900   22.22     63,181   30.68       37,607   19.64      33,308   19.26
                                  ---------  ------  ---------  ------  ---------  ------    ---------  ------   ---------  ------

         Total                    $ 180,176  100.00% $ 202,044  100.00% $ 205,937  100.00%   $ 191,504  100.00%  $ 172,973  100.00%
                                  =========  ======  =========  ======  =========  =======   =========  ======   =========  ======



     B. Loan Maturity. The following table sets forth certain information at September 30, 2001, regarding the dollar amount of loans maturing in MFB Corp.'s consolidated loan portfolio based on the date that final payment is due under the terms of the loan. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

                                                                    Due during years ended September 30,
                                    Balance   ----------------------------------------------------------------------------------
                                  Outstanding                                      2005          2007        2012        2217
                               at September 30,                                     and           to          to          and
                                    2001         2002      2003        2004        2006          2011        2016      Following
                                    ----         ----      ----        ----        ----          ----        ----      ---------
                                                                                   (In thousands)
Mortgage Loans
      Residential                $  157,187  $      26  $    140    $     241   $   1,132      $  8,975  $   26,348  $  120,325
      Residential construction       18,658     18,658         -            -           -             -           -           -
      Multi-family                    4,331      1,665        72        1,423       1,109             -          62           -

Commercial and other Loans
      Commercial loans              105,575     43,699     8,755       14,276      36,519         1,317       1,009           -
      Home equity and second         20,275      2,482     1,060        2,967       7,868         5,267         238         393
         mortgage
      Other                           6,537        584     1,081        1,707       2,796           187           -         182
                                 ----------  ---------  --------    ---------   ---------      --------   ---------  ----------

      Total                      $  312,563  $  67,114  $ 11,108    $  20,614   $  49,424      $ 15,746  $   27,657  $  120,900
                                 ==========  =========  ========    =========   =========      ========  ==========  ==========


The following table sets forth, as of September 30, 2001, the dollar amount of all loans due after one year which have fixed interest rates and floating or adjustable interest rates.

                                       Due After September 30, 2002
                                 ---------------------------------------
                                                 Variable
                                 Fixed Rates      Rates          Total
                                 -----------      -----          -----
                                              (In thousands)
Mortgage loans
   Residential                    $  32,015    $  125,146    $  157,161
   Multi-family                       2,666             -         2,666


Commercial and other loans
   Commercial loans                  61,363           513        61,876
   Home equity and second mortgage    7,898         9,895        17,793
   Other                              5,771           182         5,953
                                  ---------    ----------    ----------

   Total                          $ 109,713    $  135,736    $  245,449
                                  ==========   ==========    ==========

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

                                                             At September 30,
                               -----------------------------------------------------------------------------
                                  2001            2000             1999            1998              1997
                                  ----            ----             ----            ----              ----
                                                          (Dollars in thousands)
Accruing loans delinquent
  more than 90 days            $      152       $      60       $        96     $      124       $       261
Non-accruing loans (1)              2,632               6                 -              -                 -
Troubled debt
   Restructurings                       -               -                 -              -                 -
                               ----------       ---------       -----------     ----------       -----------
Total non-performing
        loans                       2,784              66                96            124               261
Real estate owned, net                  -               -               100            145                 -
                               ----------       ---------       -----------     ----------       -----------

      Total non-performing
        assets                 $    2,784       $      66       $       196     $      269       $       261
                               ==========       =========       ===========     ==========       ===========

Non-performing loans to
  total loans                       .89%             .02%             .03%           .05%              .14%
Non-performing assets to
  total assets                      .67%             .02%             .06%           .09%              .10%



Management believes that the allowance for loan losses balance at September 30, 2001 is adequate to absorb estimated losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.



--------------------------------------------------------------------------------
(1) MFB Corp. generally places mortgage loans on a nonaccrual status when serious doubt exists as to their collectibility.

          2.   Potential Problem Loans

               As of September 30, 2001, impaired loans totaled $8,931,000. Loans are classified as impaired loans if there are serious doubts as to the ability of the borrower to comply with present loan repayment terms, which may result in disclosure of such loans pursuant to Item III.C.1. Impaired loans totaling $7,611,000 had specific loan loss allowances totaling $2,700,000 at September 30, 2001.

          3.   Foreign Outstandings

               None

          4.   Loan Concentrations

               MFB Corp. historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one-to-four family residential real property. These loans continue to be a major focus of MFB Corp.'s loan origination activities, representing 56.3% of MFB Corp.'s total loan portfolio at September 30, 2001. However, MFB Corp. continues to place increased emphasis on diversifying its balance sheet and improving earnings with significant growth in commercial lending, which represent 33.8% of the total loan portfolio at September 30, 2001.


     D.   Other Interest-Earning Assets

          There are no other interest-earning assets as of September 30, 2001 which would be required to be disclosed under Item III. C.1 or 2 if such assets were loans.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

     A. The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions (including those of MFB Corp.'s lending area), changes in the characteristic and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, MFB Corp.'s allowance for loan losses is adequate to absorb anticipated future losses from loans at September 30, 2001.

          The following table analyzes changes in the consolidated allowance for loan losses during the past five years ended September 30, 2001.

                                                              Years Ended September 30,
                                  -------------------------------------------------------------------------------
                                       2001            2000             1999            1998              1997
                                       ----            ----             ----            ----              ----
                                                               (Dollars in thousands)
Balance of allowance at
  beginning of period             $      1,672     $       638     $         454     $      370      $        340
Add
      Recoveries of loans
        previously charged-
        off--residential real
        estate loans                         4               -                 -              -                 -
Less charge offs
      Residential real estate
        loans                                -               -                 -              -                 -
      Commercial real estate
        loans                               91              51                45             36                 -
      Consumer loans                        50              21                 1              -                 -
                                  ------------     -----------     -------------     ----------      ------------
Net charge-offs                            137              72                46             36                 -
Provisions for loan losses               3,097           1,106               230            120                30
                                  ------------     -----------     -------------     ----------      ------------

Balance of allowance at
  end of period                   $      4,632     $     1,672     $         638     $      454      $        370
                                  ============     ===========     =============     ==========      ============

Net charge-offs to total
  average loans out-
  standing for period                    *.04%           *.02%             *.02%          *.02%                -%
Allowance at end of
  period to total loans
  at end of period (1)                  *1.49%           *.53%             *.24%          *.20%              .20%


--------------------------------------------------------------------------------
(1)  Total loans less deferred net loan fees and loans in process.
*    Not including loans held for sale

        Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of MFB Corp.'s allowance for loan losses at the dates indicated.




                                                                  September 30,
                             ------------------------------------------------------------------------------------------------------

                                    2001                  2000                 1999                1998               1997
                             --------------------  --------------------  -------------------  ------------------  -----------------
                                         Percent               Percent              Percent             Percent            Percent
                                        of loans              of loans             of loans            of loans           of loans
                                         in each               in each              in each             in each            in each
                                        category              category             category            category           category
                                        to total              to total             to total            to total           to total
                              Amount      Loans    Amount       Loans    Amount      Loans    Amount     Loans    Amount    Loans
                              ------      -----    ------       -----    ------      -----    ------     -----    ------    -----
                                                                         (Dollars in thousands)
Balance at end of period
 applicable to
   Residential               $     96     50.77%   $     99     58.23%   $   110    70.62%   $  181     78.49%  $  323     86.91%

   Commercial                   4,359     33.45       1,379     28.64        387    17.48       213     13.19       19      4.66

   Multi-family                     4      1.37           4      1.14          3     1.22         1       .05        1       .07

   Residential construction        19      5.91          13      4.13         11     4.12         8      3.53        1      4.35

   Consumer loans (1)              70      8.50          65      7.86         45     6.56        26      4.74        1      4.01

   Unallocated                     84         -         112         -         82        -        25         -       25         -
                             --------    ------    --------    ------    -------   ------    ------    ------   ------    ------

       Total                 $  4,632    100.00%   $  1,672    100.00%   $   638   100.00%   $  454    100.00%  $  370    100.00%
                             ========    ======    ========    ======    =======   ======    ======    ======   ======    ======


--------------------------------------------------------------------------------
(1) Includes home equity and second mortgage loans, and other loans including, education loans and loans secured by deposits.

V.    DEPOSITS

     The average amount of deposits and average rates paid are summarized as follows for the years ended September 30:


                                                        2 0 0 1                   2 0 0 0                      1 9 9 9
                                                        -------                   -------                      -------
                                                Average       Average       Average          Average     Average         Average
                                                Amount         Rate         Amount            Rate       Amount           Rate
                                                ------         ----         ------            ----       ------           ----
                                                                             (Dollars in thousands)
     Savings accounts                         $     15,946      2.25%     $     15,218         2.44%  $     12,277         2.39%
     Now and money market accounts                  51,520      2.42            40,583         2.60         36,422         2.75
     Certificates of deposit                       167,519      5.65           156,855         5.48        137,734         5.29
     Demand deposits (noninterest-bearing)          13,194                      10,738                       6,763
                                              ------------                -------------               ------------

                                              $    248,179                $    223,394                $    193,196
                                              ============                ============                ============


     Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at September 30, 2001 is summarized as follows: Amount (In thousands)

         Three months or less                                     $     12,548
         Over three months and through six months                        7,780
         Over six months and through twelve months                       8,717
         Over twelve months                                              5,796
                                                                  ------------

                                                                  $     34,841
                                                                  ============

VI.  RETURN ON EQUITY AND ASSETS

     The ratio of net income to average total assets and average shareholders' equity and certain other ratios are as follows:

                                                                               September 30,
                                                              ----------------------------------------------
                                                                 2001              2000             1999
                                                                 ----              ----             ----
                                                                          (Dollars in thousands)
        Average total assets                                  $    407,890      $    377,045     $    336,193
                                                              ============      ============     ============

        Average shareholders' equity                          $     33,253      $     31,690     $     31,623
                                                              ============      ============     ============

        Net income                                            $      1,910      $      2,815     $      2,204
                                                              ============      ============     ============

        Return on average total assets                                .47%              .75%             .66%
                                                              ===========       ===========      ===========

        Return on average shareholders' equity                       5.75%             8.88%            6.97%
                                                              ===========       ===========      ===========

        Dividend payout ratio (dividends
          declared per share divided by net
          income per share)                                         27.82%            18.38%           22.76%
                                                              ===========       ===========      ===========

        Average shareholders' equity
          to average total assets                                    8.15%             8.40%            9.41%
                                                              ===========       ===========      ===========

VII.     SHORT-TERM BORROWINGS
The following table sets forth the maximum month-end balance and average balance of FHLB advances and securities sold under agreements to repurchase at the dates indicated.

                                                                               September 30,
                                                              ----------------------------------------------
                                                                 2001              2000             1999
                                                                 ----              ----             ----
                                                                          (Dollars in thousands)
Maximum Balance:
----------------
FHLB advances.............................................    $   119,685     $   118,152       $   110,226
Securities sold under agreements to.................               11,022          10,201             7,079
        repurchase

Average Balance:
----------------
FHLB advances:............................................        114,903         108,759           104,894
Securities sold under agreements to.......................          8,416           7,718             3,892
        repurchase

Average Rate Paid On:
---------------------
FHLB advances.............................................           5.75%           5.65%             5.45%
Securities sold under agreements to.......................           3.47            3.89              3.80
        repurchase


The following table sets forth the Bank's borrowings at the dates indicated:

                                                                               September 30,
                                                              ----------------------------------------------
                                                                 2001              2000             1999
                                                                 ----              ----             ----
                                                                          (Dollars in thousands)
Amounts Outstanding:
--------------------
FHLB advances.............................................    $   119,685     $  112,152        $   104,226
Securities sold under agreements to.......................         11,022          9,143              6,566
        Repurchase

Weighted Average Interest Rate:
-------------------------------
FHLB Advances.............................................           5.60%          5.70%              5.37%
Securities sold under agreements to repurchase............           2.28           4.08               3.52


                                   COMPETITION

MFB Financial originates most of its loans to and accepts most of its deposits from residents of St. Joseph and Elkhart counties in Indiana. MFB Financial is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, certain non-banking consumer lenders, and other companies or firms, including brokerage houses and mortgage brokers, that provide similar services in St. Joseph and Elkhart Counties. In total, there are 17 financial institutions located in Mishawaka, Indiana, including MFB Financial. These financial institutions consist of seven commercial banks, three savings banks and seven credit unions. MFB Financial must also compete with banks and savings institutions in Elkhart and South Bend, the other major cities in its two county market area. MFB
Financial also competes with money market and mutual funds with respect to deposit accounts and with insurance companies with respect to individual retirement accounts.

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

The OTS has extensive authority over the operations of savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Bank was as of March 27, 2001. When these examinations are conducted by the OTS, the examiners may require the Company to provide for higher general or specific loan loss reserves. To fund the operations of the OTS, all savings institutions are subject to a semi-annual assessment, based on the total assets, condition, and complexity of operations. The Bank's OTS assessment for the fiscal year ended September 30, 2001, was approximately $86,000.

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

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 - federal legislation which modernizes the laws governing the financial services industry. The new law establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. As a result of this legislation, bank holding companies will be permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities. To the extent the law permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer wider varieties of financial services than are currently offered by MFB and that could aggressively compete in the markets currently served by MFB. The statute grandfathered MFB's status as a unitary savings and loan holding company and its authority to engage in commercial activities. The legislation also provides, however, that a company that acquires a unitary savings and loan holding company through a merger or other business combination may engage only in those activities that are permissible for a multiple savings and loan holding company or for a financial holding company. This provision likely could reduce the number of potential acquirors of MFB. The law also increases commercial banks' access to loan funding by the Federal Home Loan Bank System, and includes new provisions in the privacy area, restricting the ability of financial institutions to share nonpublic personal customer information with third parties.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member financial institutions. At September 30, 2001, the Bank's investment in stock of the FHLB of Indianapolis was $6.3 million.

All 12 FHLB's are required to provide funds to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low- and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects.

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

In addition to the assessment for deposit insurance, savings institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the SAIF. By law, payments on Financing Corporation obligations have been shared equally between the members of both insurance funds since January 1, 2000. The Bank's annual deposit insurance premium for the year ended September 30, 2001, including the Financial Corporation payments, was approximately $47,000 based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

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

Regulatory Capital

Currently, savings institutions are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations with the highest rating for safety and soundness maintain "core capital" of at least 3% of total assets, with other savings associations maintaining core capital of 4% to 5% of total assets, depending on their condition. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits), less nonqualifying intangibles. Under the tangible capital requirement, a savings bank must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights and purchased credit card relationships which may be included subject to certain limits) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings bank to account for the relative risks inherent in the type and amount of assets held by the savings bank. The total risk-based capital requirement requires a savings bank to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%) with a credit risk-free asset such as cash requiring no risk-based capital and an asset with a significant credit risk such as a non-accrual loan being assigned a factor of 100%. At September 30, 2001, based on the capital standards then in effect, the Bank was in compliance with all capital requirements imposed by law.

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

Prompt Corrective Action

Applicable Federal law requires that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, five capital tiers have been established: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At each successively lower capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. OTS regulations define these capital levels as follows: (1) well-capitalized institutions must have total risk-based capital of at least 10%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 6% and a leverage ratio of at least 5% and are not subject to any order or written directive of the OTS to maintain a specific capital level for any capital measure; (2) adequately capitalized associations are those that meet the regulatory minimum of total risk-based capital of 8%, core risk-based capital of 4% and a leverage ratio of 4%, but which are not well capitalized; (3) undercapitalized institutions are those that do not meet the requirements for adequately capitalized institutions, but that are not significantly undercapitalized; (4) significantly undercapitalized institutions have total risk-based capital of less than 6%, core risk-based capital of less than 3% and a leverage ratio of less than 3%; and (5) critically undercapitalized institutions are those with tangible capital of less than 2% of total assets. In addition, the OTS can downgrade an institution's designation notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or if the institution is deemed to be in an unsafe or unsound condition. Each undercapitalized institution must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Significantly undercapitalized institutions must restrict the payment of bonuses and raises to their senior executive officers. Furthermore, a critically undercapitalized institution must be placed in conservatorship or receivership within 90 days after reaching such capitalization level, except under limited circumstances. It will also be prohibited from making payments on any subordinate debt securities without the prior approval of the FDIC and will be subject to significant additional operating restrictions. The Bank's capital at September 30, 2001, meets the standards for a well-capitalized institution.

Capital Distributions Regulation

An OTS regulation imposes limitations upon all "capital distributions" by savings institutions, including cash dividends, payments by an institution to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The OTS regulations permit a savings institution to make a capital distribution to its shareholders in a maximum amount that does not exceed the institution's undistributed net income for the prior two years plus the amount of its undistributed income from the current year. The rule requires a savings institution, such as the Bank, that is a subsidiary of a savings and loan holding company to file a notice with the OTS thirty days before making a capital distribution up to the maximum amount described above. The proposed rule would also require all savings institutions, whether a holding company or not, to file an application with the OTS prior to making any capital distribution where the association is not eligible for "expedited processing" under the OTS "Expedited Processing Regulation," where the proposed distribution, together with any other distributions made in the same year, would exceed the "maximum amount" described above, where the institution would be under capitalized following the distribution or where the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS.

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

Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings bank subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company must, within one year of the savings association's failure to meet the QTL test, register as a bank holding company and become subject to all of the provisions of the Bank Holding Company Act of 1956. See-"Qualified Thrift Lender." At September 30, 2001, the Bank's asset composition was in excess of that required to qualify the Bank as a Qualified Thrift Lender.

If MFB were to acquire control of another savings institution other than through a merger or other business combination with the Bank, MFB would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings bank meets the QTL test, the activities of MFB and any of its subsidiaries (other than the Bank or other subsidiary savings associations) would thereafter be subject to further restrictions. HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings bank shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings bank, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the FSLIC by regulation as of March 5, 1987, to be engaged in by multiple holding companies or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple holding company. The OTS has recently proposed a rule which would permit multiple holding companies to engage in activities that are financial in nature as prescribed in Section 4(k) of the Bank Holding Company Act of 1956, as amended.

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

Loans to One Borrower

Under OTS regulations, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings bank may lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the savings bank meets its regulatory capital requirements and the OTS authorizes the savings bank to use this expanded lending authority. At September 30, 2001, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its regulatory lending limits. Management does not believe that the loans-to-one-borrower limits will have a significant impact on the Bank's business operations or earnings.

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

A savings bank which fails to meet the QTL test must either convert to a bank (but its deposit insurance assessments and payments will be those of and paid to SAIF) or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for a national bank and for a savings bank; (ii) its branching activities shall be limited to those of a national bank; and (iii) it shall be bound by regulations applicable to national banks respecting payment of dividends. Three years after failing the QTL test the association must dispose of any investment or activity not permissible for a national bank and a savings bank. If such a savings bank is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies.

A savings bank failing to meet the QTL test may re-qualify as a QTL if it thereafter meets the QTL test. In the event of such re-qualification it shall not be subject to the penalties described above. A savings bank which subsequently again fails to qualify under the QTL test shall become subject to all of the described penalties without application of any waiting period.

At September 30, 2001, 79.94% of the Bank's portfolio assets (as defined on that date) were invested in qualified thrift investment (as defined on that date), and therefore the Bank's asset composition was in excess of that required to qualify the Bank as a QTL. Also, the Bank does not expect to significantly change its lending or investment activities in the near future, and therefore expects to continue to qualify as a QTL, although there can be no such assurance.

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

                                    TAXATION

Federal Taxation

Historically, savings institutions, such as the Bank, had been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, in August, 1996, legislation was enacted that repealed the reserve method of accounting for federal income tax purposes. As a result, the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The recapture is occurring over a six-year period, the commencement of which began with the Bank's taxable year ending September 30, 1999, since the Bank met certain residential lending requirements. In addition, the pre-1988 reserve, for which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) the Bank no longer qualifies as a bank under the Code, or (ii) excess dividends or distributions are paid out by the Bank. The remaining amount of bad debt to be recaptured is approximately $660,000.

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

Item 2.  Properties.

At September 30, 2001, MFB Financial conducted its business from its main office at 121 South Church Street, Mishawaka, Indiana 46544, and six full service financial centers. The main office and four branch offices are owned by MFB Financial, while the Goshen office and the new South Bend office are leased.

The following table provides certain information with respect to MFB Financial's offices as of September 30, 2001:

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

MFB Financial owns computer and data processing equipment which is used for transaction processing and accounting. MFB Financial also has contracted for the date processing and reporting services of BISYS, Inc. in Houston, Texas. The cost of these data processing services is approximately $43,000 per month.

Item 3.  Legal Proceedings.

The Bank is involved in various legal actions arising in the normal course of its business. In the opinion of management, the resolutions of these legal actions are in the aggregate not expected to have a material adverse effect on the Company's results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of MFB's shareholders during the quarter ended September 30, 2001.

Item 4.5.         Executive Officers of Registrant.

Presented below is certain information regarding the executive officers of MFB and MFB Financial:

       Name                                             Position
       ----                                             --------
Charles J. Viater                 President and Chief Executive Officer of MFB
                                    and MFB Financial
Donald R. Kyle                    Executive Vice President and Chief Operating
                                    Officer of MFB Financial
M. Gilbert Eberhart               Secretary of MFB and MFB Financial
Thomas J. Flournoy                Vice President and Chief Financial Officer
                                    of MFB Financial

Charles J. Viater (age 47) has served as President and Chief Executive Officer of MFB Financial since September 1, 1995. Previously, he served as Chief Financial Officer of Amity Bancshares and Executive Vice President of Amity Federal Savings in Tinley Park, Illinois.

Donald R. Kyle (age 54) has served as Executive Vice President and Chief Operating Officer of MFB Financial since July, 1999. Previously, he served as Regional President of a midwest money center bank.

M. Gilbert Eberhart (age 67) has served as Secretary of MFB Financial since 1987 and of MFB since its organization. He is also a dentist based in Mishawaka.

Thomas J. Flournoy (age 46) began serving as Vice President and Chief Financial Officer in October, 2001. Previously, he served as Vice President and Controller of a regional midwest bank.

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

     Quarter                                                       Dividends
      Ended                  High Trade           Low Trade         Declared

December 31, 1999               20.00               15.50          .09/share
March 31, 2000                  17.625              15.25          .095/share
June 30, 2000                   17.00               16.00          .095/share
September 30, 2000              19.75               15.75          .095/share
December 31, 2000               17.875              16.00          .095/share
March 31, 2001                  20.125              16.75          .10/share
June 30, 2001                   20.50               18.39          .10/share
September 30, 2001              21.50               18.00          .10/share

As of September 30, 2001, there were approximately 532 shareholders of record of MFB's Common Stock.

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

Item 6.  Selected Financial Data.

The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Data" on page 2 of MFB's Annual Report to Shareholders for its fiscal year ended September 30, 2001 (the "Annual Report").

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference to pages 3 through 18 of the Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

The Office of Thrift Supervision ("OTS") provides a Net Portfolio Value ("NPV") approach to the quantification of interest rate risk for thrift institutions such as MFB Financial, (the "Bank"). This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheets contracts. The approach assumes an instantaneous parallel shift in the Treasury yield curve of 100 to 300 basis points either up or down in 100 basis point increments. NPV represents the sum of future cash flows of liabilities discounted to present value.

Presented below, as of June 30, 2001, is an analysis of the Bank's interest rate risk as measured by changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 300 basis points, in accordance with the OTS approach.

As illustrated in both the June 30, 2001 and 2000 tables, the Bank is more sensitive to rising rate changes than declining rates. This occurs primarily because, as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments. When rates decline, the Bank does not experience a significant rise in market value for these loans because borrowers prepay at relatively higher rates. However, the interest rate sensitivity to rising rates declined from June 30, 2000 to June 30, 2001. The value of the Bank's deposits and borrowings change in approximately the same proportion in rising and falling rate scenarios.

Management reviews the OTS measurements and related peer reports on a quarterly basis. In addition to monitoring selected measures of NPV, management also monitors effects on net interest income resulting from increases or decreases in interest rates. This measure is used in conjunction with NPV measures to identify excessive interest rate risk.

                              At June 30, 2001
                           (Dollars in thousands)
               Change in
            Interest Rates
            (Basis Points)      $ Change             % Change

              +300bp           $  (14,281)              (38)%
              +200bp               (8,315)              (22)
              +100bp               (3,496)               (9)
                 0bp
              -100bp                  623                 2
              -200bp                 (858)               (2)
              -300bp               (3,378)               (9)



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

Item 8.  Financial Statements and Supplementary Data

MFB's Consolidated Financial Statements and Notes thereto contained on pages 18 through 42 of the Annual Report are incorporated herein by reference. MFB's Supplementary Data is contained on page 42 of the Annual Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


Not Applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item with respect to directors is incorporated by reference to pages 2 through 5 of MFB's Proxy Statement for its 2001 Annual Shareholder Meeting (the "Proxy Statement"). Information concerning MFB's executive officers is included in Item 4.5 in Part I of this report. Information concerning compliance by such persons with Section 16(a) of the 1934 Act is incorporated by reference to page 11 of the Proxy Statement.

Item 11. Executive Compensation

The information required by this item with respect to executive compensation is incorporated by reference to pages 5 through 10 of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated by reference to pages 1 through 3 of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to page 10 of the Proxy Statement

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following financial statements are incorporated by reference as part of this report:

                                                                 Pages in the
                                                               Annual Report to
Financial Statements                                             Shareholders
--------------------                                             ------------
Report of Independent Auditors                                       17

Consolidated Balance Sheets at September 30, 2001 and 2000           18

Consolidated Statements of Income for the Years Ended
     September 30, 2001, 2000 and 1999                               19

Consolidated Statements of Shareholders' Equity for the              20
      Years ended September 30, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the Years ended
      September 30, 2001, 2000 and 1999                             21-22

Notes to Consolidated Financial Statements                          23-42


(b) MFB filed five Form 8-K reports during the year ended September 30, 2001.
Date of report:   October 20, 2000
Item reported :   News release dated October 18, 2000, regarding
                  the announcement of its fourth quarter earnings and declaration of an $.095 per share cash dividend, payable on November 14, 2000, to shareholders of record on October
                  31, 2000.

Date of report:   January 24, 2001
Item reported:    News releases dated January 17, 2001, regarding
                  the announcement of first quarter earnings and the declaration of a $.10 per share cash dividend payable on February 13, 2001 to holders of record on January 30, 2001.

Date of report:   January 31, 2001
Item reported:    News releases dated January 26, 2001, regarding
                  the announcement of revised first quarter earnings due to recent discovered information concerning a $2.5 million commercial loan customer filing for Chapter 11 protection.

Date of report:   May 1, 2001
Item reported:    News release dated April 18, 2001, regarding the
                  announcement of second quarter earnings and declaration of a $.10 per share cash dividend payable on May 15, 2001 to holders of record on May 1, 2001.

Date of report:   August 9, 2001
Item reported:    News release dated July 18, 2001 regarding the
                  announcement of third quarter earnings and declaration of a $.10 per share cash dividend payable on August 14, 2001 to holders of record on July 31, 2001.



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

                                    MFB CORP.

Date: December 21, 2001                      By: /s/ Charles J. Viater
                                                --------------------------------
                                             Charles J. Viater, President and
                                             Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 21st day of December, 2001.


 /s/ Charles J. Viater                   /s/ M. Gilbert Eberhart
-------------------------------------    ---------------------------------------
Charles J. Viater                         M. Gilbert Eberhart, Director
President, Chief Executive Officer
and Director                             /s/ Thomas F. Hums
(Principal Executive Officer)            ---------------------------------------
                                         Thomas F. Hums,
                                         Chairman of the Board

/s/ Thomas J. Flournoy                   /s/ Jonathan E. Kintner
-------------------------------------    ---------------------------------------
Thomas J. Flournoy                       Jonathan E. Kintner, Director
Vice President and
Chief Financial Officer
(Principal Financial and Accounting      /s/ Christine A. Lauber
Officer)                                 ---------------------------------------
                                         Christine A. Lauber, Director

                                         /s/ Michael J. Marien
                                         ---------------------------------------
                                         Michael J. Marien, Director

                                         /s/ Reginald H. Wagle
                                         ---------------------------------------
                                         Reginald H. Wagle, Director

                                  EXHIBIT LIST
Exhibit Index                                                               Page
-------------                                                               ----

3(l)      The  Articles  of   Incorporation   of  the   Registrant  is
          incorporated by Reference to Exhibit 3(l) to the Registration Statement on Form S- I (Registration No. 33-73098).

3(2) The Code of By-Laws of Registration is incorporated by reference to Item 7-Exhibit 3 of the October 15, 1995 Securities and Exchange Commission Form 8K Report.

10(1) MFB Financial Recognition and Retention Plans and Trusts are incorporated by reference to Exhibit B to the Registrants definitive Proxy Statement in respect of its 1996 Annual Shareholder Meeting.*

10(2) MFB Corp. Stock Option Plan is incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement in respect of its 1996 Annual Shareholder Meeting.*

10(3) The MFB Corp. 1997 Stock Option Plan is incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement in respect of its 1997 Annual Shareholder Meeting.*

10(4)     MFB  Corp.   2002  Stock  Option  Plan  is  incorporated  by
          reference to Exhibit A to the Registrant's definitive proxy statement in respect of its 2001 Annual Shareholder Meeting.*

10(5) Employment Agreement between MFB Financial and Charles J. Viater is incorporated by reference to Exhibit 10(3) to the Registrant's Form 10-K filed for its fiscal year ended September 30, 1997. *

10(6) Employment Agreement between MFB Financial and Donald R. Kyle dated July 1, 1999 is incorporated by reference to
          Exhibit 10(8) to the Registrant's Form 10-K filed for its fiscal year end September 30, 2000. *

10(7) Employment Agreement between MFB Financial and Thomas J. Flournoy dated October 22, 2001. *

11        Statement regarding computation of earnings per share (**)

13        Shareholder Annual Report, incorporated by reference.

21 Subsidiaries of the Registrant is incorporated by reference to Exhibit 22 to the Registration Statement on Form S-1 (Registration No. 33-73098).

23        Consent of Crowe, Chizek and Company LLP.

* Management contracts and plans required to be filed as exhibits are included as Exhibits 10(1) - 10(7).

** See Notes 1 and 2 of Notes to Consolidated Financial Statements, included in the 2001 Shareholder Annual Report as Exhibit 13.