Form 10-Q
period 2001-12-31
MFB CORP
filed 2002-02-13
CIK 916396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001
                              -----------------


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

                                      None

(Former name,former address and former fiscal year,if changed since last report)

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

The number of shares of the registrant's common stock, without par value, outstanding as of February 12, 2002 was 1,339,839.




                              MFB CORP. AND SUBSIDIARY
                                    FORM 10-Q

                                      INDEX


                                                                        Page No.

Part I.  Financial Information                                               3

Item 1.  Financial Statements                                                3

Consolidated Balance Sheets
December 31, 2001 (Unaudited) and September 30, 2001                         3

Consolidated Statements of Income (Unaudited)
Three months ended December 31, 2001 and 2000                                4

Condensed Consolidated Statements of Changes in Shareholders' Equity
 (Unaudited)
 Three months ended December 31, 2001 and 2000                               5

Consolidated Statements of Cash Flows (Unaudited)
 Three months ended December 31, 2001 and 2000                               6

Notes to (Unaudited) Consolidated Financial Statements December 31, 2001     8

Item 2.  Management's Discussion and Analysis of Financial Condition
                 And Results of Operations                                   13


Part II.  Other Information                                                  20

Items 1-6.                                                                   20


Signatures                                                                   22














                            MFB CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    December 31, 2001 and September 30, 2001
                    (In thousands, except share information)


(Unaudited)

                                                                               December 31,           September 30,
                                                                                    2001                 2001
ASSETS
Cash and due from financial institutions                                       $       13,909                   7,229
Interest-bearing deposits in other financial
  institutions - short-term                                                            16,638                  26,994

     Total cash and cash equivalents                                                   30,547                  34,223
Interest-bearing time deposits in other financial institutions                          1,500                   1,500
Securities available for sale                                                          58,142                  47,860
Federal Home Loan Bank (FHLB) stock, at cost                                            6,308                   6,308
Loans held for sale, net of unrealized losses of $-0 at 12/31/01
     and $-0- at 9/30/01                                                                4,651                   3,074
Loans receivable                                                                      304,011                 311,613
        Less: allowance for loan losses                                                (4,857)                 (4,632)
                                                                                     ----------            ----------
           Loans receivable, net                                                      299,154                 306,981
Accrued interest receivable                                                             1,651                   1,774
Premises and equipment, net                                                             5,019                   5,100
Mortgage servicing rights, net of accumulated amortization of
     $359 - 12/31/01 and $239 - 9/30/01                                                 1,249                   1,069
Investment in limited partnership                                                       2,835                   2,877
Other assets                                                                            1,808                   2,318

     Total assets                                                               $     412,864           $     413,084


LIABIILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Noninterest-bearing demand deposits                                      $        15,081             $    13,895
     Savings, NOW and MMDA deposits                                                    76,046                  73,082
     Other time deposits                                                              155,634                 158,202

         Total deposits                                                               246,761                 245,179
     Securities sold under agreements to repurchase                                    10,043                  11,022
     FHLB advances                                                                    119,335                 119,685
     Advances from borrowers for taxes and insurance                                      750                   1,599
     Accrued expenses and other liabilities                                               962                   1,219

         Total liabilities                                                            377,851                 378,704

Shareholders' equity
     Common stock, no par value, 5,000,000 shares authorized;
         shares issued:1,689,417-12/31/01 and 9/30/01
         shares outstanding: 1,339,839-12/31/01 and 1,336,539-9/30/01                  12,940                  13,023
       Retained earnings - substantially restricted                                    29,854                  29,089
     Accumulated other comprehensive income (loss),
         net of tax of $(18) - 12/31/01 and $83 - 9/30/01                                ( 85)                     45
     Treasury stock, 349,578 common shares - 12/31/01
       352,878 common shares - 9/30/01, at cost                                        (7,696)                 (7,777)

         Total shareholders' equity                                                    35,013                  34,380
                                                                                 --------------       -----------------

              Total liabilities and shareholders' equity                          $   412,864             $   413,084



See accompanying notes to (unaudited) consolidated financial statements.

                                            MFB CORP. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                              Three months ended December 31, 2001 and 2000
                                (in thousands, except per share information)

                                                                                  Three Months Ended
                                                                                      December 31,
                                                                                  2001            2000
                                                                                  ----            ----
         Interest income
               Loans receivable
                    Mortgage loans                                          $    3,050       $    3,548
                            Consumer and other loans                               557              607
         Commercial loans                                                        2,234            2,501
                  Securities - taxable                                             736              908

                Other interest-bearing assets                                      158              180

                          Total interest income                                  6,735            7,744
         Interest expense
                 Deposits                                                        1,955            2,931
                    Securities sold under agreements
                    to repurchase                                                   53               93
               FHLB advances                                                     1,709            1,613

                                              Total interest expense             3,717            4,637


         Net  interest  income                                                   3,018            3,107

         Provision for loan losses                                                 232            1,957

         Net  interest income after
         provision for loan losses                                               2,786            1,150
             Noninterest income
               Service charges on deposit accounts                                 210              188
               Trust fee income                                                     58               46
               Insurance commissions                                                38               35
                 Brokerage Commissions                                               5                5
                 Net realized gains from sales of loans                            580              186
               Loan servicing fees, net of amortization                            (58)              26
                Other                                                              137              175
               Total noninterest income                                            970              661

          Noninterest expense
               Salaries and employee benefits                                    1,398            1,159
               Occupancy and equipment                                             333              276
               Data processing expense                                             159              116
               SAIF deposit insurance premium                                       12               12
               Othe                                                                448              486

                       Total noninterest expense                                 2,350            2,049


            Income (loss) before income taxes                                    1,406             (238)
         Income tax expense (benefit)                                              507             (103)


         Net  income (loss)                                                $       899      $      (135)


         Basic earnings (loss) per common share                          $         .67     $      (.10)
         Diluted earnings (loss) per common share                        $         .66     $      (.10)

See accompanying notes to (unaudited) consolidated financial statements.

                            MFB CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                 Three months ended December 31, 2001 and 2000
                                (In thousands)

                                                                                        Three Months Ended
                                                                                            December 31,
                                                                                        2001          2000
                                                                                        ----          ----
Balance at beginning of period                                                       $ 34,380       $ 32,514
Purchase of treasury stock                                                               (117)          (218)
Stock option exercise                                                                     115              8
Cash dividends declared                                                                  (134)          (128)
Comprehensive income (loss):
      Net income (loss)                                                                   899           (135)
      Net change in net unrealized gains (losses) on
             securities available for sale, net of tax effects                           (130)           381

                Total comprehensive income                                                769            246



Balance at end of period                                                              $35,013         32,422




























See accompanying notes to (unaudited) consolidated financial statements.

                                     MFB CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  Three months ended December 31, 2001 and 2000
                                 (In thousands)

                                                                                         Three Months Ended
                                                                                              December 31,
                                                                                             2001            2000

     Cash flows from operating activities
     Net income (loss)                                                                      $   899      $   (135)
     Adjustments to reconcile net income (loss) to net
      cash from operating activities
          Depreciation and amortization, net of accretion                                       195            96
     Provision  for loan losses                                                                 232         1,957
          Net realized gains from sales of loans                                               (580)         (186)
          Amortization of mortgage servicing rights                                             120            13
          Origination of loans held for sale                                                (25,584)       (5,714)
          Proceeds from sales of loans held for sale                                         24,287        11,427
            Equity in loss of investment in limited partnership                                  42            26
          Net change in:
                Accrued interest receivable                                                     123          (385)
                       Other assets                                                             600          (236)
     Accrued expenses and other liabilities                                                    (257)           372

                                                 Net cash  from operating activities             77          7,235


     Cash flows from investing activities
          Net change in loans receivable                                                      7,595           (420)
          Proceeds from:
                Principal payments of mortgage-backed
                  and related securities                                                      4,961           380
                Maturities and calls of securities available for sale                         9,145             -
          Purchase of:
                       Securities available for sale                                        (24,630)       (3,961)
                        Premises and equipment, net
                                                                                                (67)         (186)

                       Net cash from investing activities                                    (2,996)       (4,187)
     Cash  flows from financing activities
          Purchase of MFB Corp. common stock                                                   (117)        $(218)
          Net change in deposits                                                              1,582         9,335
             Net change in securities sold under agreements to repurchase                      (979)         (678)
          Proceeds from FHLB borrowings                                                           -        10,000
          Repayment of FHLB borrowings                                                         (350)      (12,350)
          Proceeds from exercise of stock options                                                90             6
                Net change in advances from borrowers for taxes and insurance                  (849)       (1,145)
          Cash dividends paid                                                                  (134)         (128)
                                                                                           --------      ---------
                              Net cash from financing activities                               (757)        4,822
                                                                                               -----        -----



          Net change in cash and cash equivalents                                            (3,676)        7,870

     Cash and cash equivalents at beginning of period                                        34,223        14,544
                                                                                             ------        ------

     Cash and cash equivalents at end of period                                             $30,547       $22,414
                                                                                            =======       =======


     Supplemental disclosures of cash flow information Cash paid during the period for:
                Interest                                                              $       3,734      $  4,635
                Income taxes                                                                    100           150











                           See accompanying notes to (unaudited) consolidated
financial statements.

                                 MFB CORP. AND SUBSIDIARY
             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 1 - BASIS OF PRESENTATION  AND ACCOUNTING POLICIES

Nature of Operations: MFB Corp. is an Indiana unitary savings and loan holding company organized in 1993, and parent company of its wholly owned bank subsidiary, MFB Financial (the "Bank"). MFB Corp. and the Bank (collectively referred to as the "Company") conduct business from their main office in Mishawaka, Indiana, and six branch locations in St. Joseph and Elkhart Counties of Indiana. The Bank offers a variety of lending, deposit, trust and other financial services to its retail and commercial customers. The Bank's wholly-owned subsidiary, Mishawaka Financial Services, Inc., offers general property, casualty and life insurance to customers in the Bank's market area.

Basis of Presentation: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted In the United Sates of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of December 31, 2001 and September 30, 2001, and the consolidated statements of income, the condensed consolidated statements of changes in shareholders' equity and the consolidated statements of cash flows for the three months ended December 31, 2001 and 2000. All significant intercompany transactions and balances are eliminated in consolidation.



NOTE 2 - EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share shows the dilutive effect of additional potential common shares issuable under stock options.

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below:

NOTE 2 - EARNINGS (LOSS) PER COMMON SHARE (Continued).

                                                                                 Three Months Ended
                                                                                   December 30,
                                                                         2001                     2000
                                                                         ----                     ----
                                                                 (in thousands except per share information)
Basic Earnings (Loss) Per Common Share
Numerator
   Net income                                                       $   899                   $    (135)


Denominator
   Weighted average common shares outstanding
     for basic earnings per common share                               1,339                       1,352


Basic Earnings (Loss) Per Common Shares                                $ .67                     $  (.10)




Diluted Earnings (Loss) Per Common Share
Numerator
   Net income                                                            $   899                 $  (135)


Denominator
   Weighted average common shares outstanding
     for basic earnings per common share                                   1,339                    1,352
   Add: Dilutive effects of assumed exercises of
          stock options                                                    34                           -

   Weighted average common and dilutive
     potential common shares outstanding                                  1,373                     1,352


Diluted Earnings (Loss) Per Common Share                             $   .66                      $  (.10)





Stock options for 75,750 common shares at December 31, 2001 and 202,750 common shares at December 31, 2000 were not considered in computing diluted earnings per common share because they were antidilutive.


NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale are as follows:
                                     Available for Sale
       ..........................December 31, 2001..........................
                                       (in thousands)

                                                   Gross              Gross
                                                  Amortized         Unrealized       Unrealized            Fair
                                                    Cost               Gains           Losses              Value
Debt securities
     U.S. Government
       and federal agencies                $          8,379    $        123     $           -    $         8,502
     Mortgage-backed                                 25,259             253               (52)            25,460
     Commercial Paper                                 4,998               -                 -              4,998
     Corporate notes                                 14,328             318              (586)            14,060
                                           ----------------    ------------     --------------            ------

                                                     52,964             694              (638)            53,020
Marketable equity securities                          5,245               -              (123)             5,122
                                           ----------------    ------------     --------------   ---------------

                                           $         58,209    $        694     $        (761)   $        58,142
                                           ================    ============     ==============   ===============


                                                                     Available for Sale
                                           ..........................September 30, 2001.........................
                                                                     ------------------
                                                                                 (in thousands)
                                                                    Gross            Gross
                                               Amortized         Unrealized       Unrealized            Fair
                                                 Cost               Gains           Losses              Value
Debt securities
     U.S. Government
       and federal agencies                $          2,920    $        102     $           -    $         3,022
     Municipal bonds                                    145               -                 -                145
     Mortgage-backed                                 20,091             244               (15)            20,320
     Commercial paper                                 4,995               -                 -              4,995
     Corporate notes                                 15,329             403              (525)            15,207
                                           ----------------    ------------     -------------    ---------------
                                                     43,480             749              (540)            43,689
Marketable equity securities                          4,252               -               (81)             4,171
                                           ----------------    ------------     -------------    ---------------

                                           $         47,732    $        749     $        (621)   $        47,860
                                           ================    ============     =============    ===============













NOTE 4 - LOANS RECEIVABLE, NET

Loans receivable at December 31, 2001 and September 30, 2001 are summarized as follows:

                                                                                December 31,           September 30,
                                                                                   2001                         2001
                                                                                   ----                         ----
                                                                                             (in thousands)
First mortgage loans (principally conventional)
     Principal balances
         Secured by one-to-four family residences                            $         150,763    $         157,187
         Construction loans                                                             15,251               18,658
         Other                                                                           6,747                4,331
                                                                             -----------------    -----------------
                                                                                       172,761              180,176
         Less undisbursed portion of construction and
           other mortgage loans                                                            (52)                (143)
                                                                             ------------------   -----------------
              Total first mortgage loans                                               172,709              180,033

Commercial and consumer loans:
     Principal balances
         Home equity and second mortgage                                     $          18,490    $          20,275
         Commercial                                                                    107,032              105,556
         Municipal                                                                          19                   19
         Other                                                                           6,554                6,537
                                                                             -----------------    -----------------
              Total commercial and consumer loans                                      132,095              132,387

Net deferred loan origination fees                                                        (793)                (807)
                                                                             ------------------   -----------------

                                                                             $          304,011   $          311,613
                                                                             ==========================================


Activity in the allowance for loan losses is summarized as follows for the three months ended December 31, 2001 and for the year ended September 30, 2001.

                                                                                     December 31,        September 30,
                                                                                        2001                   2001

         Balance at beginning of year                                           $      4,631,981        $  1,672,000
         Provision for loan losses                                                       232,460           3,096,594
             Charge-offs                                                                  (7,460)           (140,483)
         Recoveries                                                                            -               3,870
         Balance at end of year                                                 $      4,856,981         $  4,631,981
                                                                                ================         ============







                                       11







NOTE 4 - LOANS RECEIVABLE, NET (continued)


Impaired loans were as follows:

                                                                                Quarter Ended              Year Ended
                                                                                December 31,               September 30,
                                                                                      2001                       2001
         Quarter-end and year-end balances with no allocated
                allowance for loan losses                                   $      2,182,000          $       1,290,000

         Quarter-end and year-end loans with allocated allowance
            for loan losses                                                        7,785,000                  7,641,000

                                                             Total            $     9,967,000         $       8,931,000

         Amount  of  the   allowance   for  loan  losses allocated              $   2,700,000         $       2,700,000

         Average of impaired loans                                              $   9,057,000         $        2,274,000

         Interest income recognized during impairment                         $        93,000         $            -

             Cash-basis interest income recognized during impairment           $       87,000         $            -

Nonperforming loans were as follows at December 31, 2001 and September 30, 2001:
             Loans past due over 90 days still on accrual status   $                 -                    $       152,000
             Nonaccrual loans                                                       2,716,000                   2,632,000

                  Total Nonperforming loans                                     $   2,716,000                $    2,784,000








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

The Company's earnings are primarily dependent upon the Bank's net interest income, the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on such loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on such deposits and borrowings. The Company's earnings are also affected by the Bank's provisions for loan losses, service charges, fee income, gains from sales of loans, retained mortgage loan servicing fees, income from subsidiary activities, operating expenses and income taxes.

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
Results Of Operation

The Company's consolidated net income for the three months ended December 31, 2001 was $899,000 or $.66 diluted earnings per common share compared to a net loss of $(135,000) or $(.10) diluted earnings per share for the three months ended December 31, 2000.

Net interest income before provision for loan losses for the three month period ended December 31, 2001 totaled $3.0 million compared to $3.1 million for the same period one year ago. Total interest income for the first quarter decreased $1.0 million and total interest expense decreased $920,000 from the first quarter last year as a result of the overall decline in interest rates. The provision for loan losses for the first quarter ended December 31, 2001 was $232,000 compared to $1.96 million for the first quarter last year. The net loss for the first quarter ended December 31, 2000 included an additional $1.8 million ($1.1 million after tax) provision to the loan loss reserve as a result of a Chapter 11 bankruptcy filing by a commercial customer.

Noninterest income increased 46.7% from $661,000 for the three months ended December 31, 2000 to $970,000 for the most recent three month period. Significant growth occurred in deposit fees, trust fees and gains on sales of mortgage loans. Noninterest expenses increased 14.7% from $2.1 million for the first quarter ended December 31, 2000 to $2.4 million this current quarter primarily due to increases in salaries and employee benefits and equipment and data processing expense.

Income tax expense (benefit) for the period ended December 31, 2001 increased to $507,000 from $(103,000) last year.

COMPARISON OF DECEMBER 31, 2001 TO SEPTEMBER 30, 2001
Balance Sheet Composition

Total assets decreased $220,000 from $413.1 million as of September 30, 2001 to $412.9 million as of December 31, 2001.

Cash and cash equivalents decreased $3.7 million from $34.2 million at September 30, 2001 to $30.5 million at
December 31, 2001. Net cash used in investing activities amounted to $3.0 million and net cash used in financing activities totaled $757,000 during the quarter.

As of December 31, 2001, the total securities portfolio amounted to $58.1 million, an increase of $10.2 million from $47.9 million at September 30, 2001. The securities portfolio activity included security purchases of $24.7 million, security maturities of $9.1 million, and principal payments on mortgage-backed and related securities of $5.0 million.

As of December 31, 2001, loans receivable were $304.0 million, a decrease of $7.6 million from $311.6 million at September 30, 2001. Commercial loans outstanding increased by $1.5 million from $105.5 million at September 30, 2001 to $107.0 million at December 30, 2001. Due to increased volume of mortgage loan sales into the secondary market, mortgage loans declined $7.3 million from $180.0 million at September 30, 2001 to $172.7 million at December 31, 2001. Consumer loans, including home equity and second mortgages, also decreased $1.8 million during the three month period. Loans held for sale for the quarter ended December 31, 2001 grew to $4.7 million from $3.1 million at September 30, 2001. Diversification of the asset mix in the balance sheet continued to be a focus to improve profit margins, control margin volatility and to appeal to a broader range of customers and potential customers.

During the quarter ended December 31, 2001, the Company completed secondary market mortgage loans sales totaling $24.3 million and the net gains realized on these loan sales were $580,000, including $300,000 related to recording mortgage loans servicing rights. The loans sold during the quarter ended December 31, 2001 were fixed rate mortgage loans with maturities of fifteen years or longer. The sale of loan production serves as a source of additional liquidity and management anticipates that the Company will continue to deliver fixed rate loans to the secondary market to meet consumer demand, manage interest rate risk, and diversify the asset mix of the Company.

The allowance for loan losses increased from $4.6 million at September 30, 2001 to $4.9 million at December 31, 2001. The allowance is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions, changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. During this three month period, $232,000 was added to the loan loss reserve, while $7,000 was charged off due to unrecoverable consumer loans. In management's opinion, the allowance for loan losses is adequate to cover losses that are currently anticipated at December 31, 2001.

Total liabilities decreased from $378.7 million at September 30, 2001 to $377.8 million at December 31, 2001. Total deposits increased $1.6 million from $245.2 million at September 30, 2001 to $246.8 million at December 31, 2001, primarily due to a $3.0 million increase in savings, NOW and MMDA deposits and a $1.2 million increase in noninterest-bearing demand deposits exceeding the $2.6 million decrease in time certificates of deposits.

FHLB advances decreased from $119.7 million at September 30, 2001 to $119.3 million at December 31, 2001 and securities sold under agreements to repurchase decreased $1.0 million during the same three month period. The decrease of $850,000 from September 30, 2001 to December 31, 2001 in advances from borrowers was the result of the payment of property taxes in November, 2001. The $119.3 million of Federal Home Loan Bank advances have a weighted average interest rate of 5.60% and mature in ten years or less. The one-day retail repurchase agreements with a weighted average interst rate of 1.55% are secured by investment securities.

Total shareholders' equity increased $633,000 from $34.4 million as of September 30, 2001 to $35.0 million as of December 31, 2001 mainly from net income of $899,000 offset by cash dividend payments of $134,000 and the repurchase of 5,700 shares of outstanding common stock during this period at a cost of $117,000. MFB Corp's equity to assets ratio was 8.5% at December 31, 2001 compared to 8.3% at September 30, 2001. The book value of MFB Corp. stock increased from $25.72 at September 30, 2001 to $26.13 at December 31, 2001


ASSET/LIABILITY MANAGEMENT

The Company is subject to interest rate risk to the degree that its interest-bearing liabilities, primarily deposits and Federal Home Loan Bank
(FHLB) advances with short and medium-term maturities, reprice more rapidly, or at different rates than its interest-earning assets.

A key element of the Company's asset/liability plan is to protect net earnings by managing the maturity or repricing mismatch between its interest-earning assets and rate-sensitive liabilities. The Company has sought to reduce exposure to its earnings through the use of adjustable rate loans and through the sale of fixed rate loans in the secondary market, and by extending funding maturities through the use of FHLB advances.

As part of its efforts to monitor and manage interest rate risk, the Company uses the Net Portfolio Value ("NPV") methodology adopted by the Office of Thrift Supervision as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance-sheet contracts. The difference is the NPV which was 7.75% as of September 30, 2001 (the most recently available data). Management and the Board of Directors review the OTS measurements on a quarterly basis to determine whether the Company's interest rate exposure is within the limits established by the Board of Directors in the Company's interest rate risk policy.

The Company's asset/liability management strategy dictates acceptable limits on the amounts of change in NPV given certain changes in interest rates. The table presented here, as of September 30, 2001, is an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 200 basis points.

Interest Rate                                                     NPV as % of Portfolio
Changes in Basis              Net Portfolio Value                   Value of Assets
    Points                                                        NPV
(Rate Shock) (1)  $ Amount      $ Change        % Change         Ratio             Change (1)
                        (Dollars in Thousands)
   +200            27,971          (4,716)         ( 14)          6.82               (93)

   +100            31,187          (1,500)           (5)          7.49               (26)

     0             32,687             -             -             7.75                 -

  - 100            31,424          (1,264)           (4)          7.38               (37)

  - 200            28,486          (4,201)          (13)          6.63              (112)

(1)   Expressed in basis points

As illustrated in the table, the Company's interest rate risk has similar sensitivity to rising rates as declining rates. When rates rise, the decline in market value of fixed-rate loans due to the rate increases and slowing prepayments exceeds the decline in market value of fixed rate deposits and borrowings. However, when rates decline, the NPV also decreases in the model because the corresponding increase in market value of fixed rate loans is partially mitigated by increased borrower prepayments.

Specifically, the table indicates that, at September 30, 2001, the Company's NPV was $32.7 million or 7.75% of the market value of portfolio assets. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $4.7 million or 14.4% decline in the Company's NPV and would result in a 93 basis point or 12% decline in the Company's NPV ratio to 6.82%. Conversely, an immediate 200 basis point decrease in market interest rates would result in a $4.2 million or 12.9% decrease in the Company's NPV, and a 112 basis point or 14.5% decrease in the Company's NPV ratio to 6.63%. The percentage change in the Company's NPV at September 30, 2000 were within the limit in the Company's Board-approved guidelines.

In addition to monitoring selected measures on NPV, management also monitors effects on net interest income resulting from increases or decreases in rates. This process is used in conjunction with NPV measures to identify excessive interest rate risk. In managing its asset/liability mix, the Company, depending on the relationship between long and short term interest rates, market conditions and consumer preference, may place somewhat greater emphasis on maximizing its net interest margin than on strictly matching the interest rate sensitivity of its assets and liabilities. Management believes that the increased net income which may result from an acceptable mismatch in the actual maturity or repricing of its asset and liability portfolios can provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch. Management believes that the Company's level of interest rate risk is acceptable under this approach as well.

In evaluating the Company's interest rate risk exposure to interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates. Additionally, certain assets, such as adjustable rate mortgages (ARM'S), have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed above. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers all of these factors in monitoring its exposure to interest rate risk.

The Board of Directors and management of the Company believe that certain factors afford the Company the ability to operate successfully despite its exposure to interest rate risk. The Company manages its interest rate risk by originating adjustable rate loans and by selling a portion of its fixed rate one-to-four family real estate loans. While the Company generally originates mortgage loans for its own portfolio, sales of fixed rate first mortgage loans with maturities of 15 years or greater are currently undertaken to manage interest rate risk. Loans classified as held for sale as of December 31, 2001 totaled $4.7 million. The Company retains the servicing on the majority of loans sold in the secondary market and, at December 31, 2001, $105 million in such loans were being serviced for others.

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


LIQUIDITY AND CAPITAL RESOURCES

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

Liquid assets were $90.2 million as of December 31, 2001 compared to $83.6 million as of September 30, 2001. This $6.6 million increase was due to a $10.3 million increase in securities available for sale offset by a $3.7 million decrease in cash and cash equivalents. The sale of fixed rate loan production along with the growth in deposits has provided the source of additional liquidity. Management believes the liquidity level as of December 31, 2001 is sufficient to meet anticipated liquidity needs.

Short-term borrowings or long-term debt, such as Federal Home Loan Bank advances, may be used to compensate for reduction in other sources of funds such as deposits and to assist in asset/liability management. As of December 31, 2001, total FHLB borrowings amounted to $119.3 million and were used primarily to fund loan portfolio growth. The Bank had commitments to fund loan originations with borrowers totaling $121.7 million at December 31, 2001, including $56.7 million in available consumer and commercial lines and letters of credit. Certificates of deposits scheduled to mature in one year or less totaled $116.9 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient cash flow and other cash resources to meet current and anticipated loan funding commitments, deposit customer withdrawal requirements and operating expenses.

The cash flow statements provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the changes in the cash flow statements for the three months ended December 31, 2001 and 2000 follows.

During the three months ended December 31, 2001, net cash and cash equivalents decreased $3.7 million from $34.2 million at September 30, 2001 to $30.5 million at December 31, 2001.

The Company experienced a $77,000 net increase in cash from operating activities for the three months ended December 31, 2001, compared to an $7.2 million net increase for the three months ended December 31, 2000. The increase in the most recent period was primarily the result of $24.3 million in proceeds from sales of loans held for sale, net income of $899,000 and $600,000 resulting from the decrease in other assets offset by the origination of $25.6 million of loans held for sale. Other assets decreased primarily as a result of adjustments made to deferred and current tax accounts. The increase in the period ended December 31, 2000 was primarily attributable to $11.4 million in proceeds realized from the sale of mortgage loans offset by the origination of $5.7 million of loans held for sale. The Bank continues to originate, sell and deliver fixed rate, owner-occupied residential mortgage loans on a "Best Efforts" delivery program basis. This program allows the Bank to commit loans for delivery to investors at prices that are determined prior to loan approval. In the event that loans are not closed and therefore not delivered, the Bank incurs no penalty. The strategy reduces interest rate risk exposure by minimizing the volume of loans closed and carried in the held for sale loan portfolio.

The $3.0 million net decrease from investing activities for the three months ended December 31, 2001 is the result of investment security purchases exceeding maturities by $15.5 million, offset by principal loan payments exceeding loan originations by $7.6 million and $5.0 million of mortgage-backed securities principal payments. The $4.2 million net decrease in cash from investing activities during the three months ended December 31, 2000 is primarily attributable to investment security purchases of $4.0 million.

Net cash used in financing activities for the quarter ended December 31, 2001 was $757,000. This usage was primarily the result of $979,000 in repurchase agreement decreases, $849,000 in escrow reductions from borrowers for taxes and insurance, $350,000 of FHLB advance repayments and $134,000 of cash dividend payments exceeding net deposit increases of $1.6 million. Financing activities generated net cash of $4.8 million for the period ending December 31, 2000. The net cash was provided primarily from net deposit increases of $9.3 million offset by decreases in FHLB advances of $2.3 million, net changes of $1.1 million in advances from borrowers for taxes and insurance, repurchase agreement decreases totaling $678,000, $218,000 to repurchase the Company's stock and cash dividend payments of $128,000 during the quarter.

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


The Bank's actual capital and required capital amounts and ratios at December 31, 2001 and September 30, 2001 are presented below:

                                                                                                Requirement to  be
                                                                                            Well Capitalized Under
                                                              Requirement for Capital          Prompt Corrective
                                        Actual                   Adequacy Purposes             Action Provisions
                                  Amount         Ratio         Amount          Ratio         Amount         Ratio
                                                              (Dollars in thousands)
As of December 31, 2001
     Total capital (to risk
      weighted assets)           $  36,463       13.61%       $  21,435       8.00%        $ 26,794        10.00%

     Tier 1 (core) capital
        (to risk weighted assets)   34,306       12.80           10,718       4.00           16,076         6.00

     Tier 1 (core) capital (to
        adjusted total assets       34,306        8.31           16,508       4.00           20,635         5.00


As of September 30, 2001
     Total capital (to risk
       weighted assets)          $  35,454       13.11%       $  21,627       8.00%         $ 27,033        10.00%

     Tier 1 (core) capital
      (to risk weighted assets)     33,522       12.40           10,813       4.00            16,220         6.00

     Tier 1 (core) (to
        adjusted total assets       33,522        8.12           16,509         4.00           20,636        5.00

As of December 31, 2001, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.


                        MFB CORP. AND SUBSIDIARY
                                    FORM 10-Q

                           PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.

           None

Item 2.    Changes in Securities and Use of Proceeds.

           None

Item 3.    Defaults Upon Senior Securities.

           None

Item 4. Submission of Matters to a Vote of Security Holders (a)The Annual Meeting of Shareholders was held on January 15, 2002.
            (b) Each of the persons named in the proxy statement as a nominee for director was elected.
            (c) The following are the voting results on each matter which were submitted to the  shareholders:

                                                    For            Against            Abstain      Broker Non-Vote
                                                    ---            -------            -------      --------------- -
         1) Election of Directors
               Thomas F. Hums                    1,029,417         108,916             -                -

               Michael J. Marien                 1,029,417         108,916             -                -

               Charles J. Viater                 1,028,193         110,140             -                -

         2) Approval, adoption and
              ratification of the MFB Corp.
              2002 Stock Option Plan               688,455         181,375           17,629           250,874


         3) Appointment of Crowe, Chizek
              & Company as auditors for 2002     1,125,159           3,664            9,510

The text of the matters referred to under this Item 4 is set forth in the proxy statement dated December 13, 2001 previously filed with the Securities and Exchange Commission, and is incorporated herein as reference.

Item 5.   Other Information.

           None

Item 6.    Reports on Form 8-K.

(a)MFB Corp.filed one Form 8-K report during the quarter ended December 31,2001 Date of report: October 23, 2001
           Items reported: News release dated October 18, 2001 regarding the announcement of fourth quarter and annual earnings and announcement of a cash dividend payable on November 13, 2001 to holders of record on October 30, 2001.

                                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



MFB CORP.




Date  February 13, 2002                              By: Charles J. Viater
                                                          President



Date  February 13, 2002                              By: Thomas J. Flournoy
                                                       Chief Financial Officer