Form 10-Q
period 2002-03-31
MFB CORP
filed 2002-05-15
CIK 916396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                                 --------------


                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                FROM ____________________ TO ____________________

                         Commission file number: 0-23374
                                                 -------
                                    MFB CORP.
                                    ---------
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

                                      None
                                      ----
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

The number of shares of the registrant's common stock, without par value, outstanding as of April 30, 2002 was 1,336,839.

                         MFB CORP. AND SUBSIDIARY FORM
                                      10-Q

                                      INDEX


                                                                        Page No.
                                                                        --------
Part I.  Financial Information

   Item 1.  Financial Statements

       Consolidated Balance Sheets
       March 31, 2002 (Unaudited) and September 30, 2001                      3

       Consolidated Statements of Income (Unaudited)
       Three and six months ended March 31, 2002 and 2001                     4

       Condensed Consolidated Statements of Changes in Shareholders'
       Equity (Unaudited)
       Three and six months ended March 31, 2002 and 2001                     5

       Consolidated Statements of Cash Flows (Unaudited)
       Six months ended March 31, 2002 and 2001                               6

       Notes to (Unaudited) Consolidated Financial Statements
       March 31, 2002                                                         8

   Item 2.  Management's Discussion and Analysis of Financial Condition
              And Results of Operations

          Results of Operations                                              13

          Balance Sheet Composition                                          14

           Asset/Liability Management                                        15

           Liquidity and Capital Resources                                   17

Part II.  Other Information


Items 1-6.                                                                   19


Signatures                                                                   20

                                   MFB CORP. AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS
                             March 31, 2002 and September 30, 2001
                           (In thousands, except share information)


                                                                      (Unaudited)
                                                                        March 31,  September 30,
                                                                          2002         2001
                                                                          ----         ----
ASSETS
Cash and due from financial institutions                               $  11,458    $   7,229
Interest-bearing deposits in other financial
  institutions - short-term                                               20,853       26,994
                                                                       ---------    ---------
     Total cash and cash equivalents                                      32,311       34,223
                                                                       ---------    ---------
Interest-bearing time deposits in other financial institutions             1,000        1,500
Securities available for sale (amortized cost of $61,933 - 3/31/02
     and $47,732 - 9/30/01)                                               61,041       47,860
Federal Home Loan Bank (FHLB) stock, at cost                               6,308        6,308
Loans held for sale                                                        1,236        3,074
Loans receivable                                                         309,571      311,613
        Less: allowance for loan losses                                   (3,388)      (4,632)
                                                                       ---------    ---------
           Loans receivable, net                                         306,183      306,981
                                                                       ---------    ---------
Accrued interest receivable                                                1,803        1,774
Premises and equipment, net                                                4,948        5,100
Mortgage servicing rights, net of accumulated amortization of
     $420 - 3/31/02 and $239 - 9/30/01                                     1,396        1,069
Investment in limited partnership                                          2,785        2,877
Other assets                                                               2,583        2,318
                                                                       ---------    ---------
     Total assets                                                      $ 421,594    $ 413,084
                                                                       =========    =========


LIABIILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Noninterest-bearing demand deposits                               $  15,395    $  13,895
     Savings, NOW and MMDA deposits                                       81,025       73,082
     Other time deposits                                                 157,109      158,202
                                                                       ---------    ---------
         Total deposits                                                  253,529      245,179
                                                                       ---------    ---------
     Securities sold under agreements to repurchase                       11,363       11,022
     FHLB advances                                                       119,335      119,685
     Advances from borrowers for taxes and insurance                       1,592        1,599
     Accrued expenses and other liabilities                                1,157        1,219
                                                                       ---------    ---------
         Total liabilities                                               386,976      378,704

Shareholders' equity
     Common stock, no par value, 5,000,000 shares authorized;
       shares issued:1,689,417-3/31/02 and 9/30/01
       shares outstanding: 1,336,839-3/31/02 and 1,336,539-9/30/01        12,940       13,023
     Retained earnings - substantially restricted                         30,084       29,089
     Accumulated other comprehensive income (loss),
         net of tax of $(246) - 3/31/02 and $83 - 9/30/01                   (646)          45
     Treasury stock, 352,578 common shares - 3/31/02
       352,878 common shares - 9/30/01, at cost                           (7,760)      (7,777)
                                                                       ---------    ---------
         Total shareholders' equity                                       34,618       34,380
                                                                       ---------    ---------

              Total liabilities and shareholders' equity               $ 421,594    $ 413,084
                                                                       =========    =========

    See accompanying notes to (unaudited) consolidated financial statements.

                                 MFB CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    Three and six months ended March 31, 2002 and 2001
                        (in thousands except per share information)

                                                Three Months Ended    Six Months Ended
                                                     March 31,            March 31,
                                                2002        2001      2002         2001
                                                ----        ----      ----         ----
Interest income
      Loans receivable, including fees
           Mortgage loans                      $  2,844   $  3,524   $  5,894    $  7,072
           Consumer and other loans                 478        614      1,025       1,219
           Commercial loans                       2,113      2,304      4,347       4,805
      Securities - taxable                          738        894      1,474       1,802
      Other interest-bearing assets                 131        280        289         460
                                               --------   --------   --------    --------
           Total interest income                  6,304      7,616     13,029      15,358
Interest expense
      Deposits                                    1,731      2,921      3,686       5,852
      Securities sold under agreements
        to repurchase                                40         73         92         166
      FHLB advances                               1,671      1,628      3,380       3,241
                                               --------   --------   --------    --------
           Total interest expense                 3,442      4,622      7,158       9,259
                                               --------   --------   --------    --------
Net interest income                               2,862      2,994      5,871       6,099
Provision for loan losses                           452        150        685       2,107
                                               --------   --------   --------    --------
Net interest income after
 provision for loan losses                        2,410      2,844      5,186       3,992
Noninterest income
      Service charges on deposit accounts           236        206        497         431
      Trust fee income                               58         55        115         101
      Insurance commissions                          30         25         69          60
      Net realized gains from sales of loans        341        186        921         372
      Loan servicing fees, net                        9         18        (50)         44
      Other income                                   88        115        190         260
                                                          --------   --------    --------
           Total noninterest income                 762        605      1,742       1,268
Noninterest expense
      Salaries and employee benefits              1,521      1,215      2,919       2,374
      Occupancy and equipment                       374        349        735         645
      Data processing expense                       169        120        328         236
      Other expense                                 602        547      1,034       1,024
                                               --------   --------   --------    --------
           Total noninterest expense              2,666      2,231      5,016       4,279
                                               --------   --------   --------    --------
Income before income taxes                          506      1,218      1,912         981
Income tax expense                                  135        409        642         307
                                                          --------   --------    --------
Net  income                                    $    371   $    809   $  1,270    $    674
                                               ========   ========   ========    ========

 Basic earnings per common share               $   0.28   $   0.60   $    .95    $    .50
 Diluted earnings per common share             $   0.26   $   0.59   $    .92    $    .49




    See accompanying notes to (unaudited) consolidated financial statements.


                                          MFB CORP. AND SUBSIDIARY
                        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                                             EQUITY (UNAUDITED)
                             Three and six months ended March 31, 2002 and 2001
                                               (In thousands)

                                                                   Three Months Ended            Six Months Ended
                                                                        March 31,                   March 31,
                                                                2002         2001           2002         2001
                                                                ----         ----           ----         ----
Balance at beginning of period                                 $ 35,013    $ 32,422    $ 34,380    $ 32,514
Purchase of treasury stock                                          (64)       (107)       (181)       (325)
Stock option exercise                                                 -         153         115         161
Cash dividends declared                                            (141)       (134)       (275)       (262)
Comprehensive income (loss):
      Net income                                                    371         809       1,270         674
      Net change in net unrealized gains and losses on
           securities available for sale, net of tax effects       (561)        228        (691)        609
                                                               --------    --------    --------    --------
Total comprehensive income                                         (190)      1,037         579        1283
                                                               --------    --------    --------    --------


Balance at end of period                                       $ 34,618    $ 33,371    $ 34,618    $ 33,371
                                                               ========    ========    ========    ========


    See accompanying notes to (unaudited) consolidated financial statements.

                                         MFB CORP. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 Six months ended March 31, 2002 and 2001
                                              (In thousands)

                                                                                      Six Months Ended
                                                                                           March 31,
                                                                                       2002         2001
                                                                                       ----         ----
Cash flows from operating activities
Net income (loss)                                                                   $  1,270    $    674
Adjustments to reconcile net income (loss) to net
 cash from operating activities
     Depreciation and amortization, net of accretion                                     540         188
     Provision  for loan losses                                                          685       2,107
     Net realized gains from sales of loans                                             (921)       (372)
     Amortization of mortgage servicing rights                                           181          36
     Origination of loans held for sale                                              (39,018)    (16,113)
     Proceeds from sales of loans held for sale                                       41,269      20,997
     Equity in loss of investment in limited partnership                                  92          33
     Net change in:
           Accrued interest receivable                                                   (29)         42
           Other assets                                                                   90      (1,079)
           Accrued expenses and other liabilities                                        (62)        333
                                                                                    --------    --------
                 Net cash  from operating activities                                   4,097       6,846


Cash flows from investing activities
     Net Change in interest-bearing time deposits in other financial institutions        500      (2,500)
     Net change in loans receivable                                                      113       3,677
     Proceeds from:
           Principal payments of mortgage-backed
             and related securities                                                   13,433         944
           Maturities and calls of securities available for sale                      14,445      23,999
     Purchase of:
           Securities available for sale                                             (42,321)    (32,078)
           Premises and equipment, net                                                  (147)       (636)
                                                                                    --------    --------

                  Net cash from investing activities                                 (13,977)     (6,594)



                                                    (Continued)

                                 MFB CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         Six months ended March 31, 2002 and 2001
                                      (In thousands)

                                                                      Six Months Ended
                                                                           March 31,
                                                                       2002        2001
                                                                       ----        ----
Cash  flows from financing activities
     Purchase of MFB Corp. common stock                              $   (181)   $   (325)
     Net change in deposits                                             8,350      14,197
     Net change in securities sold under agreements to repurchase         341      (1,899)
     Proceeds from FHLB borrowings                                          -      15,000
     Repayment of FHLB borrowings                                        (350)    (12,350)
     Proceeds from exercise of stock options                               90         116
     Net change in advances from borrowers for taxes and insurance         (7)       (127)
     Cash dividends paid                                                 (275)       (262)
                                                                     --------    --------
                       Net cash from financing activities               7,968      14,350
                                                                     --------    --------



     Net change in cash and cash equivalents                           (1,912)     14,602

Cash and cash equivalents at beginning of period                       34,223      14,544
                                                                     --------    --------

Cash and cash equivalents at end of period                           $ 32,311    $ 29,146
                                                                     ========    ========


Supplemental disclosures of cash flow information
     Cash paid during the period for:
           Interest                                                  $  7,198    $  9,268
           Income taxes                                                   715         150



    See accompanying notes to (unaudited) consolidated financial statements.

                            MFB CORP. AND SUBSIDIARY
             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

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

Basis of Presentation: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of March 31, 2002 and September 30, 2001, the consolidated statements of income and the condensed consolidated statements of changes in shareholders' equity for the three and six months ended March 31, 2002, and the consolidated statements of cash flows for the six months ended March 31, 2002 and 2001. All significant intercompany transactions and balances are eliminated in consolidation.

Reclassifications: Some items in the prior consolidated financial statements have been reclassified to conform with the current presentation.


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

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below:



                                   (Continued)

The computations of basic earnings per common share and diluted earnings per common share for the periods ended March 31, 2002 and 2001 are presented below.

                                                 Three Months Ended  Six Months Ended
                                                      March 31,         March 31,
                                                   2002      2001     2002     2001
                                                   -----     ----     ----     ----
                                             (in thousands except per share information)
Basic Earnings Per Common Share
Numerator
   Net income                                      $  371      809    1,270   $  674
                                                   ======   ======   ======   ======

Denominator
      Weighted average common shares outstanding
      for basic earnings per common share           1,339    1,347    1,339    1,351
                                                   ======   ======   ======   ======

Basic Earnings Per Common Share                    $  .28   $  .60   $  .95   $  .50
                                                   ======   ======   ======   ======

Diluted Earnings Per Common Share
Numerator
   Net income                                      $  371   $  809   $1,270   $  674
                                                   ======   ======   ======   ======

Denominator
   Weighted average common shares outstanding
     for basic earnings per common share            1,339    1,347    1,339    1,351
   Add: Dilutive effects of assumed exercises of
          stock options                                37       33       35       31
                                                   ------   ------   ------   ------
   Weighted average common and dilutive
     potential common shares outstanding            1,376    1,380    1,374    1,382
                                                   ======   ======   ======   ======


Diluted Earnings Per Common Share                  $  .26   $  .59   $  .92   $  .49
                                                   ======   ======   ======   ======



Stock options for 75,750 common shares for the three and six months ended March 31, 2002 and 78,250 common shares for the three and six months ended March 31, 2001 were not considered in computing diluted earnings per common share because they were antidilutive.

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale are as follows:

                                           ...........................March 31, 2002............................
                                                                      --------------
                                                                      (in thousands)
                                                                   Gross            Gross
                                               Amortized         Unrealized       Unrealized            Fair
                                                 Cost               Gains           Losses              Value
                                                 ----               -----           ------              -----
Debt securities
     U.S. Government
       and federal agencies                $         12,067    $         54     $         (86)   $        12,035
     Municipal bonds                                    350               -                (6)               344
     Mortgage-backed                                 27,074             145               (98)            27,121
     Commercial Paper                                 1,999               -                 -              1,999
     Corporate notes                                 16,206             116              (746)            15,576
                                           ----------------    ------------     --------------            ------
                                                     57,696             315              (936)            57,075
Marketable equity securities                          4,237               1              (272)             3,966
                                           ----------------    ------------     --------------   ---------------

                                           $         61,933    $        316     $      (1,208)   $        61,041
                                           ================    ============     ==============   ===============



                                           ..........................September 30, 2001.........................
                                                                     ------------------
                                                                       (in thousands)
                                                                   Gross            Gross
                                               Amortized         Unrealized       Unrealized            Fair
                                                 Cost               Gains           Losses              Value
                                                 ----               -----           ------              -----
Debt securities
     U.S. Government
       and federal agencies                $          2,920    $        102     $           -    $         3,022
     Municipal bonds                                    145               -                 -                145
     Mortgage-backed                                 20,091             244               (15)            20,320
     Commercial paper                                 4,995               -                 -              4,995
     Corporate notes                                 15,329             403              (525)            15,207
                                           ----------------    ------------     -------------    ---------------
                                                     43,480             749              (540)            43,689
Marketable equity securities                          4,252               -               (81)             4,171
                                           ----------------    ------------     -------------    ---------------

                                           $         47,732    $        749     $        (621)   $        47,860
                                           ================    ============     =============    ===============


NOTE 4 - LOANS RECEIVABLE, NET

Loans receivable at March 31, 2002 and September 30, 2001 are summarized as follows:

                                                        March 31,  September 30,
                                                          2002         2001
                                                          ----         ----
                                                            (in thousands)
First mortgage loans (principally conventional)
     Principal balances
         Secured by one-to-four family residences       $ 152,544    $ 157,187
         Construction loans                                13,701       18,658
         Other                                              7,340        4,331
                                                        ---------    ---------
                                                          173,585      180,176
         Less undisbursed portion of construction and
           other mortgage loans                              (684)        (143)
                                                        ---------    ---------
              Total first mortgage loans                  172,901      180,033

Commercial and consumer loans:
     Principal balances
         Home equity and second mortgage                $  18,629    $  20,275
         Commercial                                       112,772      105,556
         Municipal                                             19           19
         Other                                              6,014        6,537
                                                        ---------    ---------
              Total commercial and consumer loans         137,434      132,387

Net deferred loan origination fees                           (764)        (807)
                                                        ---------    ---------

                                                        $ 309,571    $ 311,613
                                                        =========    =========

Activity in the allowance for loan losses is summarized as follows for the six months ended March 31, 2002 and for the year ended September 30, 2001.

                                              March 31,  September 30,
                                                2002         2001
                                                ----         ---
                                                  (in thousands)
      Balance at beginning of year             $ 4,632     $ 1,672
      Provision for loan losses                    685       3,097
      Charge-offs                               (1,934)       (141)
      Recoveries                                     5           4
                                               -------     -------
      Balance at end of year                   $ 3,388     $ 4,632
                                               =======     =======

Impaired loans were as follows:

                                                                                Quarter Ended              Year Ended
                                                                                  March 31,               September 30,
                                                                                    2002                      2001
                                                                                    ----                      ----
       Quarter-end and year-end balances with no allocated
        allowance for loan losses                                               $   1,355,000             $    1,290,000

       Quarter-end and year-end loans with allocated allowance
        for loan losses                                                             5,839,000                  7,641,000
                                                                                -------------             --------------
                                                       Total                    $   7,194,000             $    8,931,000
                                                                                =============             ==============


       Amount of the allowance for loan losses allocated                        $   1,250,000             $    2,700,000

       Average of impaired loans                                                $   9,187,000             $    2,274,000

       Interest income recognized during impairment                             $      50,000             $            -

       Cash-basis interest income recognized during impairment                  $      54,000             $            -



Nonperforming loans were as follows at March 31, 2002 and September 30, 2001:

                                                                                            March 31,           September 30,
                                                                                              2002                  2001
                                                                                              ----                  ----

         Loans past due over 90 days still on accrual status                              $         -           $    152,000
         Nonaccrual loans                                                                   4,029,000              2,632,000
                                                                                          -----------           ------------
                  Total Nonperforming loans                                               $ 4,029,000           $  2,784,000
                                                                                          ===========           ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The principal business of MFB Financial has historically consisted of attracting deposits from the general public and the small business community and making loans secured by various types of collateral, including real estate and general business assets. The Bank is significantly affected by prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors, including interest rates paid on competing investments, account maturities, fee structures, and level of personal income and savings. Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles. Sources of funds for lending activities of the Bank include deposits, borrowings, payments on loans and income provided from operations.

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

COMPARISON OF THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001

Results Of Operation

The Company's consolidated net income for the three months ended March 31, 2002 was $371,000, or $0.26 diluted earnings per common share, compared to net income of $809,000 or $0.59 diluted earnings per share, for the three months ended March 31, 2001. The Company's consolidated net income for the six months ended March 31, 2002 was $1,270,000, or $0.92 diluted earnings per share, compared to net income of $674,000, or $0.49 diluted earnings per share, for the same period last year. The decline in net income for the second quarter from last year was primarily attributable to increases in the loan loss provision and noninterest expense offset by increased noninterest income and a reduction in income tax expense. The increase in net income for the six months ended March 31, 2002 over the same period last year was due to increased noninterest income this year and an additional $1.80 million provision to the loan loss reserve ($1.10 million after tax) during the first quarter of last year due to a Chapter 11 bankruptcy filing by a commercial customer. These were partially offset by an increase in noninterest expense this year over last year.

Net interest income before provision for loan losses for the three month period ended March 31, 2002 totaled $2.9 million compared to $3.0 million for the same period one year ago. Total interest income for the second quarter decreased $1.3 million and total interest expense decreased $1.2 million from the second quarter last year as a result of the overall decline in interest rates. For the six months ended March 31, 2002 net interest income declined from $6.1 million last year to $5.9 million this year. The provision for loan losses for the second quarter ended March 31, 2002 was $452,000 compared to $150,000 for the second quarter last year. The provision for loan losses for the six months ended March 31, 2002 was $685,000 compared to $2.11 million for the same period last year. Excluding the specific $1.80 million loan loss provision previously discussed, management has increased the provision this year for both the second quarter and year to date based on their analysis of the commercial loan portfolio and economic conditions.

Noninterest income increased 26.0% from $605,000 for the three months ended March 31, 2001 to $762,000 for the most recent three month period. For the six months ended March 31, 2002 noninterest income increased 37.4%, from $1.27 million to $1.74 million. Significant growth occurred in deposit fees and gains on sales of mortgage loans for both the three and six month periods. Noninterest expenses increased 19.5% from $2.23 million for the second quarter ended March 31, 2001 to $2.67 million this current quarter. For the six months ended March 31, 2002 noninterest expense increased 17.2% from $4.3 million last year to $5.0 million this year. The increases were primarily due to increases in salaries and employee benefits, occupancy and equipment and data processing expense for both the three and six month periods. Both noninterest income and noninterest expense have been impacted this year by the increased volume in real estate lending due to the low rate environment.

Corresponding to the reported income before taxes, income tax expense declined from the second quarter ended March 31, 2001 to the second quarter ended March 31, 2002, and increased for the six months ended March 31, 2002 over the same period last year.


COMPARISON OF MARCH 31, 2002 TO SEPTEMBER 30, 2001
Balance Sheet Composition

Total assets increased $8.5 million from $413.1 million as of September 30, 2001 to $421.6 million as of March 31, 2002.

Cash and cash equivalents decreased $1.9 million from $34.2 million at September 30, 2001 to $32.3 million at March 31, 2002. Net cash used in investing activities amounted to $14.0 million and net cash from financing activities totaled $8.0 million during the six months ended March 31, 2002.

As of March 31, 2002, the total securities portfolio amounted to $61.0 million, an increase of $13.1 million from $47.9 million at September 30, 2001. The securities portfolio activity during that period included security purchases of $42.3 million, security maturities of $14.4 million, and principal payments on mortgage-backed and related securities of $13.4 million.

As of March 31, 2002, loans receivable were $309.6 million, a decrease of $2.0 million from $311.6 million at September 30, 2001. Commercial loans outstanding increased by $7.2 million from $105.6 million at September 30, 2001 to $112.8 million at March 31, 2002. Due to increased volume of mortgage loan sales into the secondary market, mortgage loans declined $7.1 million from $180.0 million at September 30, 2001 to $172.9 million at March 31, 2002. Consumer loans, including home equity and second mortgages, also decreased $2.1 million during the six month period. Loans held for sale at March 31, 2002 declined to $1.2 million from $3.1 million at September 30, 2001. Diversification of the asset mix in the balance sheet continued to be a focus to improve profit margins, control margin volatility and to appeal to a broader range of customers and potential customers.

During the second quarter ended March 31, 2002, the Company completed secondary market mortgage loans sales totaling $17.0 million and the net gains realized on these loan sales were $341,000, including $208,000 related to recording mortgage loans servicing rights. During the first quarter ended December 31, 2001 sales of $24.3 million yielded net gains on loan sales of $580,000, including $300,000 related to recording mortgage loan servicing rights. The loans sold this year were fixed rate mortgage loans with maturities of fifteen years or longer. The sale of loan production serves as a source of additional liquidity and management anticipates that the Company will continue to deliver fixed rate loans to the secondary market to meet consumer demand, manage interest rate risk, and diversify the asset mix of the Company.

The allowance for loan losses decreased from $4.6 million, or 1.49% of loans, at September 30, 2001 to $3.4 million or 1.09% of loans at March 31, 2002. The allowance is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions, changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. During this six month period, $685,000 was added to the loan loss reserve, while $1.93 million of net charge offs were recorded reducing the loan loss reserve. Included in those charge offs was $1.40 million on the commercial customer who filed Chapter 11 bankruptcy during the first quarter ending December 31, 2000. A $1.80 million provision to the loan loss reserve was recorded at that time as previously mentioned. The Company also recorded a $500,000 charge off on a deteriorating substandard commercial credit in the furniture manufacturing industry.

The Company's non-performing assets have increased from $2.78 million at September 30,2001 to $4.03 million at March 31, 2002. A total of $2.42 million of the non-performing assets at March 31. 2002 are non-accrual loans of the aforemention commercial furniture manufacturer. Impaired loans have decreased from $8.93 million at September 30, 2001 to $7.19 million at March 31, 2002. The reduction in impaired loans in largely attributable to the charge offs previously discussed. In management's opinion, the allowance for loan losses is adequate to cover losses that are currently anticipated at March 31, 2002.

Total liabilities increased from $378.7 million at September 30, 2001 to $387.0 million at March 31, 2002. Total deposits increased $8.3 million from $245.2 million at September 30, 2001 to $253.5 million at March 31, 2002, primarily due to a $7.9 million increase in savings, NOW and MMDA deposits and a $1.5 million increase in noninterest-bearing demand deposits exceeding the $1.1 million decrease in time certificates of deposits.

FHLB advances decreased from $119.7 million at September 30, 2001 to $119.3 million at March 31, 2002 and securities sold under agreements to repurchase increased $341,000 during the same six month period. The $119.3 million of Federal Home Loan Bank advances have a weighted average interest rate of 5.60% and mature in ten years or less. The one-day retail repurchase agreements with a weighted average interest rate of 1.52% are secured by investment securities.

Total shareholders' equity increased $238,000 from $34.4 million as of September 30, 2001 to $34.6 million as of March 31, 2002 mainly from net income of $1,270,000 offset by a reduction in the market value of available for sale securities of $691,000, net of tax, cash dividend payments of $275,000 and the repurchase of 8,700 shares of outstanding common stock during this period at a cost of $181,000. MFB Corp's equity to assets ratio was 8.21% at March 31, 2002 compared to 8.32% at September 30, 2001. The book value of MFB Corp. stock increased from $25.72 at September 30, 2001 to $25.90 at March 31, 2002.

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

As part of its efforts to monitor and manage interest rate risk, the Company uses the Net Portfolio Value ("NPV") methodology adopted by the Office of Thrift Supervision (OTS) as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance-sheet contracts. The difference as a percentage of the value of assets is the NPV ratio which was 8.17% as of December 31, 2001 (the most recently available data). Management and the Board of Directors review the OTS measurements on a quarterly basis to determine whether the Company's interest rate exposure is within the limits established by the Board of Directors in the Company's interest rate risk policy.

The Company's asset/liability management strategy dictates acceptable limits on the amounts of change in NPV given certain changes in interest rates. The table presented here, as of December 31, 2001, is an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 200 basis points. Due to the abnormally low interest rate environment prevailing at December 31, 2001, meaningful data was not available from the OTS model for the (-200) basis point scenario and therefore is not included in the table below.

   Interest Rate                                                      NPV as % of Portfolio
 Changes in Basis                    Net Portfolio Value                Value of Assets
      Points          ------------------------------------------     -----------------------
                                                                      NPV
(Rate Shock)(1) $ Amount        $ Change        % Change      Ratio          Change (1)
------------------------        --------        --------      -----          ----------
                            (Dollars in Thousands)
     +200                    27,727    (6,651)         ( 19)           6.82             (135)

     +100                    31,719    (2,658)           (8)           7.66              (51)

        0                    34,377        -              -            8.17                -

    - 100                    34,551       174             1            8.11               (6)

    (1)     Expressed in basis points

As illustrated in the December 31, 2001 table, the Company's interest rate risk has similar sensitivity to rising rates as declining rates. When rates rise, the decline in market value of fixed-rate loans due to the rate increases and slowing prepayments exceeds the decline in market value of fixed rate deposits and borrowings. However, when rates decline, the NPV also decreases in the model because the corresponding increase in market value of fixed rate loans is partially mitigated by increased borrower prepayments.

Specifically, the table indicates that at December 31, 2001, the Company's NPV was $34.4 million or 8.17% of the market value of portfolio assets. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $6.7 million or 19.0% decline in the Company's NPV and would result in a 135 basis point or 11% decline in the Company's NPV ratio to 6.82%. Conversely, an immediate 100 basis point decrease in market interest rates would result in a $174,000 or 1% increase in the Company's NPV, and a 6 basis point or 0.7% decrease in the Company's NPV ratio to 8.11%. The resulting NPV ratios for the above scenarios at December 31, 2001 were within the limits in the Company's Board-approved guidelines.

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

The Board of Directors and management of the Company believe that certain factors afford the Company the ability to operate successfully despite its exposure to interest rate risk. The Company manages its interest rate risk by originating adjustable rate loans and by selling a portion of its fixed rate one-to-four family real estate loans. While the Company generally originates mortgage loans for its own portfolio, sales of fixed rate first mortgage loans with maturities of 15 years or greater are currently undertaken to manage interest rate risk. Loans classified as held for sale as of March 31, 2002 totaled $1.24 million compared to $4.65 million at December 31, 2001. The Company retains the servicing on the majority of loans sold in the secondary market and, at March 31, 2002, $116 million in such loans were being serviced for others.

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

Liquid assets were $94.4 million as of March 31, 2002 compared to $83.6 million as of September 30, 2001. This $10.8 million increase was primarily due to a increase in securities available for sale. The sale of fixed rate loan production along with the growth in deposits has provided the source of additional liquidity. Management believes the liquidity level as of March 31, 2002 is sufficient to meet anticipated cash needs.

Short-term borrowings or long-term debt, such as Federal Home Loan Bank advances, are used to compensate for reduction in other sources of funds such as deposits and to assist in asset/liability management. As of March 31, 2002, total FHLB borrowings amounted to $119.3 million and were used primarily to fund loan portfolio growth. The Bank had commitments to fund loan originations with borrowers totaling $101.0 million at March 31, 2002, including $60.3 million in available consumer and commercial lines and letters of credit. Certificates of deposits scheduled to mature in one year or less totaled $103.2 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient cash flow and other cash resources to meet current and anticipated loan funding commitments, deposit customer withdrawal requirements and operating expenses.

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

The Bank's actual capital and required capital amounts and ratios at March 31, 2002 and September 30, 2001 are presented below:

                                                                                               Requirement to be
                                                                                            Well Capitalized Under
                                                              Requirement for Capital          Prompt Corrective
                                        Actual                   Adequacy Purposes             Action Provisions
                                        ------                   -----------------             -----------------
                                  Amount         Ratio         Amount          Ratio         Amount         Ratio
                                  ------         -----         ------          -----         ------         -----
                                                              (Dollars in thousands)
As of March 31, 2002
     Total capital (to risk
      weighted assets)              $35,915      13.22%        $21,728         8.00%         $27,160        10.00%

     Tier 1 (core) capital
      (to risk weighted assets)      33,777      12.44          10,864         4.00           16,296         6.00

     Tier 1 (core) capital (to
      adjusted total assets          33,777       8.02          16,851         4.00           21,063         5.00

As of September 30, 2001
     Total capital (to risk
      weighted assets)              $35,454      13.11%        $21,627         8.00%         $27,033        10.00%

     Tier 1 (core) capital
      (to risk weighted assets)      33,522      12.40          10,813         4.00           16,220         6.00

     Tier 1 (core) (to
      adjusted total assets          33,522       8.12          16,509         4.00           20,636         5.00


As of March 31, 2002, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.

                           PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.

           None

Item 2.    Changes in Securities and Use of Proceeds.

           None

Item 3.    Defaults Upon Senior Securities.

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information.

           None

Item 6.    Reports on Form 8-K.

          (a) MFB Corp. filed one Form 8-K report during the quarter ended March 31, 2002.
               Date of report:  January 16, 2002
                 Items reported:    News   release   dated   January   16,  2002
                                    regarding the announcement of first quarter earnings and announcement of a cash dividend payable on February 12, 2002 to holders of record on January 29, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



MFB CORP.




Date  May 10, 2002                  By    /s/ Charles J. Viater
     ------------------                   ---------------------------
                                          Charles J. Viater
                                          President



Date  May 10, 2002                  By    /s/ Thomas J. Flournoy
     ------------------                   ---------------------------
                                          Thomas J. Flournoy
                                          Chief Financial Officer