Form 10-Q
period 2002-06-30
MFB CORP
filed 2002-08-14
CIK 916396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED June 30, 2002



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

The number of shares of the registrant's common stock, without par value, outstanding as of July 31, 2002 was 1,329,839.

                             MFB CORP. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX


                                                           Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

       Consolidated Balance Sheets
       June 30, 2002 (Unaudited) and September 30, 2001         3

       Consolidated Statements of Income (Unaudited)
       Three and nine months ended June 30, 2002 and 2001       4

       Condensed Consolidated Statements of Changes in Shareholders' Equity
         (Unaudited) Three and nine months ended June 30, 2002 and 2001     5

       Consolidated Statements of Cash Flows (Unaudited)
       Nine months ended June 30, 2002 and 2001                 6

       Notes to (Unaudited) Consolidated Financial
        Statements June 30, 2002                                7

   Item 2.  Management's Discussion and Analysis of Financial Condition
                 And Results of Operations

        Revision to Previously Reported Third Quarter, 2002 earnings (loss)  12

        Results of Operations                                  13

        Balance Sheet Composition                              14

        Asset/Liability Management                             15

        Liquidity and Capital Resources                        17

        Critical Accounting Policies                           19

   Part II.  Other Information


   Items 1-6.                                                  19


Signatures                                                    20




                              MFB CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         June 30, 2002 and September 30, 2001
                        (In thousands, except share information)
                                        (Unaudited)

                                                                                                June 30            September 30
                                                                                                  2002                 2001
ASSETS
Cash and due from financial institutions                                                         $    18,228           $   7,229
Interest - bearing deposits in other financial institutions - short term                               4,018              26,994
                                                                                            -----------------     ---------------
     Total cash and cash equivalents                                                                  22,246              34,223

Securities available for sale (amortized cost of $61,174 - 06/30/02 and
$47,732-                  09/30/01)                                                                   60,717              47,860
Interest-bearing time deposits in other financial institutions                                         1,000               1,500
Federal Home Loan Bank (FHLB) stock, at cost                                                           6,308               6,308
Investment in limited partnership                                                                      2,748               2,877

Loans held for sale                                                                                    1,367               3,074
Loan receivable                                                                                      317,602             311,613
     Less: allowance for loan losses                                                                 (4,859)             (4,632)
                                                                                            -----------------     ---------------
          Loan receivable, net                                                                       312,743             306,981

Accrued interest receivable                                                                            1,847               1,774
Premises and equipment, net                                                                            4,834               5,100
Mortgage servicing rights, net of accumulated amortization of
      $465-06/30/02 and $239-09/30/01                                                                  1,458               1,069
Other assets                                                                                           3,647               2,318
                                                                                            -----------------     ---------------

     Total assets                                                                                $   418,915          $  413,084
                                                                                            =================     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
          Noninterest-bearing demand deposits                                                    $    17,406          $   13,895
          Savings, NOW and MMDA deposits                                                              84,248              73,082
          Other time deposits                                                                        154,009             158,202
                                                                                            -----------------     ---------------
               Total deposits                                                                        255,663             245,179

     Securities sold under agreements to repurchase                                                    8,781              11,022
     FHLB advances                                                                                   119,215             119,685
     Advances from borrowers for taxes and insurance                                                     805               1,599
     Accrued expenses and other liabilities                                                            1,143               1,219
                                                                                            -----------------     ---------------
          Total liabilities                                                                          385,607             378,704

Shareholders' equity
     Common stock, no par value, 5,000,000 shares authorized;
     shares issued: 1,689,417 -06/30/02 and 09/30/01
     shares outstanding: 1,325,839-06/30/02 and 1,336,539-09/30/01                                    12,940              13,023
     Retained earnings (losses) - substantially restricted                                            28,747              29,089
     Accumulated other comprehensive income (loss),
           net of tax of ($88)-06/30/02 and $83 - 09/30/01                                             (369)                  45
     Treasury stock, 363,578 common shares - 06/30/02
      352,878 common shares - 09/30/01, at cost                                                      (8,010)             (7,777)
                                                                                            -----------------     ---------------
          Total shareholders' equity                                                                  33,308              34,380
                                                                                            -----------------     ---------------
               Total Liabilities and Shareholders' equity                                        $   418,915          $  413,084
                                                                                            =================     ===============

                                        3
                                           MFB CORP. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                          Three and nine months ended June 30, 2002 and 2001
                                (in thousands except per share information)



                                                                     Three Months Ended             Nine Months Ended
                                                                            June 30,                               June 30,
                                                                 2002               2001              2002               2001
                                                             --------------     -------------    ----------------    -------------
Interest income
     Loans receivable, included fees
          Mortgage loans                                         $   2,773          $  3,387           $   8,679         $ 10,470
          Consumer and other loans                                     484               612               1,521            1,842
          Commercial loans                                           2,232             2,293               6,585            7,104
     Securities - taxable                                              810               893               2,284            2,695
     Other interest-bearing assets                                      66               223                 355              683
                                                             --------------     -------------    ----------------    -------------
          Total interest income                                      6,365             7,408              19,424           22,794
Interest expense
     Deposits                                                        1,607             2,750               5,292            8,601
     Securities sold under agreements to repurchase                     36                62                 129              228
     FHLB advances                                                   1,689             1,655               5,069            4,896
                                                             --------------     -------------    ----------------    -------------
          Total interest expense                                     3,332             4,467              10,490           13,725
                                                             --------------     -------------    ----------------    -------------
Net interest income                                                  3,033             2,941               8,934            9,069
Provision for loan losses                                            2,235               261               2,919            2,368
                                                             --------------     -------------    ----------------    -------------
Net interest income after provision for loan losses                    798             2,680               6,015            6,701
Noninterest income (loss)
     Service charges on deposit accounts                               262               233                 759              664
     Trust fee income                                                   53                55                 168              156
     Insurance commissions                                              46                41                 115              101
     Net realized gains from sales of loans                            151               363                1072              735
     Loan servicing fees, net                                           28               (9)                (21)               35
     Loss on sale or valuation of securities                         (831)              (52)               (831)             (52)
     Other income                                                       38                68                 105              247
                                                             --------------     -------------    ----------------    -------------
                                                             --------------     -------------    ----------------    -------------
          Total noninterest income (loss)                            (253)               699               1,367            1,886
Noninterest expense
     Salaries and employee benefits                                  1,494             1,252               4,414            3,626
     Occupancy and equipment                                           372               357               1,107            1,002
     Data processing expense                                           172               137                 500              373
     Other expense                                                     564               488               1,505            1,461
                                                             --------------     -------------    ----------------    -------------
          Total noninterest expense                                  2,602             2,234               7,526            6,462

Income (loss) before income taxes                                  (2,057)             1,145               (144)            2,125
Income tax expense (benefit)                                         (860)               405               (217)              711
                                                             --------------     -------------    ----------------    -------------
Net income (loss)                                               $  (1,197)           $   740            $     73         $  1,414
                                                             ==============     =============    ================    =============

Basic earnings (losses) per common share                        $   (0.90)          $   0.55           $    0.05         $   1.05
Diluted earnings (losses) per common share                      $   (0.90)          $   0.54           $    0.05         $   1.02






See accompanying notes to (unaudited) consolidated financial statements.
                                        4

                                MFB CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                               SHAREHOLDERS' EQUITY (UNAUDITED)
                          Three and nine months ended June 30, 2002 and 2001
                                    (In thousands)

                                                                  Three Months Ended                  Nine Months Ended
                                                                   June 30,                               June 30,
                                                              2002             2001              2002             2001
                                                              ----             ----              ----             ----
Balance at beginning of period                                $ 34,618         $ 33,371          $ 34,380          $ 32,514
Purchase of treasury stock                                       (250)            (239)             (431)             (564)
Stock option exercise                                                -                -               115               160
Cash dividends declared                                          (140)            (136)             (415)             (398)
Comprehensive income (loss):
     Net income (loss)                                         (1,197)              740                73             1,414
     Net change in net unrealized gains and losses
on                  securities available for sale, net             277               31             (414)               641
of tax effects.
                                                           ------------    -------------     -------------    --------------
Total comprehensive income (loss)                                (920)              771             (341)             2,055

Balance at end of period                                      $ 33,308         $ 33,767          $ 33,308          $ 33,767
                                                           ============    =============     =============    ==============






























                               See accompanying notes to (unaudited)
                                consolidated financial statements.
                                                           5
                                      MFB CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    Nine months ended June 30, 2002 and 2001
                                 (In thousands)

                                                                                                     Nine Months Ended
                                                                                                           June 30,
                                                                                                   2002               2001
                                                                                                   ----               ----
Cash flows from operating activities
Net income                                                                                           $   73           $  1,414
Adjustments to reconcile net income to net cash from operating activities
     Depreciation and amortization, net of accretion                                                    857                265
     Provision for loan losses                                                                        2,919              2,368
     Net losses from sales or valuation of securities available for sale                                831                 52
     Net realized gains from sales of loans                                                         (1,072)              (735)
     Amortization of mortgage servicing rights                                                          225                 90
     Origination of loans held for sale                                                            (47,680)           (37,351)
     Proceeds from sales of loans held for sale                                                      49,845             41,083
     Equity in loss of investment in limited partnership                                                129                 63
     Net change in:
          Accrued interest receivable                                                                  (73)                 64
          Other assets                                                                              (1,132)            (1,083)
          Accrued expenses and other liabilities                                                       (76)              3,433
                                                                                                ------------      -------------
               Net cash from operating activities                                                     4,846              9,663

Cash flows from investing activities
     Net change in interest-bearing time deposits in other financial institutions                       500            (2,516)
     Net change in loans receivable                                                                 (8,681)              5,276
     Proceeds from:
          Principal payments of mortgage-backed and related securities                               17,205              4,633
          Maturities and calls of securities available for sale                                      21,295             45,740
          Sales of securities available for sale                                                      1,014                  -
     Purchase of:
          Securities available for sale                                                            (54,211)           (59,356)
          Premises and equipment, net                                                                 (168)              (939)
                                                                                                ------------      -------------
               Net cash from investing activities                                                  (23,046)            (7,162)

Cash flows from financing activities
     Purchase of MFB Corp common stock                                                                                   (564)
                                                                                                      (431)
     Net change in deposits                                                                          10,484             12,858
     Net change in securities sold under agreement to repurchase                                    (2,241)            (1,283)
     Proceeds from FHLB borrowings                                                                        -             20,000
     Repayment of FHLB borrowings                                                                     (470)           (12,467)
     Proceeds from exercise of stock options                                                             90                116
     Net change in advances from borrowers for taxes and insurance                                    (794)            (1,250)
     Cash dividends paid                                                                              (415)              (398)
                                                                                                ------------      -------------
               Net cash from financing activities                                                     6,223             17,012

     Net change in cash and cash equivalents                                                       (11,977)             19,513
     Cash and cash equivalents at beginning of period                                                34,223             14,544
                                                                                                ------------      -------------
Cash and cash equivalents at end of period                                                           22,246           $ 34,057
                                                                                                ============      =============

Supplemental disclosures of cash flow information Cash paid during the period for:
          Interest                                                                                 $ 10,594           $ 13,708
          Income taxes                                                                                  812              1,680

                                        6
                              MFB CORP. AND SUBSIDIARIES
             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

NOTE 1 - BASIS OF PRESENTATION  AND ACCOUNTING POLICIES

Nature of Operations: MFB Corp. is an Indiana unitary savings and loan holding company organized in 1993, and parent company of its wholly owned federal savings bank subsidiary, MFB Financial (the "Bank"). MFB Corp. and the Bank (collectively referred to as the "Company") conduct business from their main office in Mishawaka, Indiana, and six branch locations in St.Joseph and Elkhart Counties of Indiana. The Bank offers a variety of lending, deposit, trust and other financial services to its retail and commercial customers. The Bank's wholly-owned subsidiaries, Mishawaka Financial Services, Inc., offers general property, casualty and life insurance to customers in the Bank's market area. The Bank's wholly-owned subsidiaries, MFB Investments I,Inc., MFB Investments II, Inc. and MFB Investments, LP are Nevada corporations and a Nevada limited partnership that manage a portion of the Bank's investment portfolio.

Basis of Presentation: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of the financial statements. In the opinion of management, the consolidated financial statements contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of June 30, 2002 and September 30, 2001, the consolidated statements of income (loss) and the condensed consolidated statements of changes in shareholders' equity for the three and nine months ended June 30, 2002, and the consolidated statements of cash flows for the nine months ended June 30, 2002 and 2001. All significant intercompany transactions and balances are eliminated in consolidation.

Reclassifications: Some items in the prior consolidated financial statements have been reclassified to conform with the current presentation.


NOTE 2 - EARNINGS (LOSSES) PER COMMON SHARE

Basic earnings (losses) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (losses) per common share shows the dilutive effect of additional potential common shares issuable under stock options.

A reconciliation of the numerators and denominators used in the computation of the basic earnings (losses)per common share and diluted earnings (losses) per common share is presented below:













                                   (Continued)
                                        7
NOTE 2 - EARNINGS (LOSSES) PER COMMON SHARE (Continued)

The computations of basic earnings (losses) per common share and diluted earnings (losses) per common share for the periods ended June 30, 2002 and 2001 are presented below.

                                                              Three Months Ended           Nine Months Ended
                                                                      June 30,                             June 30,
                                                                2002           2001           2002           2001
                                                                ----           ----           ----           ----
                                                                   (in thousands except per share information)
Basic Earnings (Losses) Per Common Share
Numerator
     Net income (loss)                                         ($1,197)         $  740          $  73         $ 1,414
                                                             ===========    ===========     ==========    ============

Denominator
     Weighted average common shares outstanding for
basic earnings (losses) per common share                          1,330          1,344          1,336           1,349
                                                             ===========    ===========     ==========    ============

Basic Earnings (Losses) Per Common Share                      ( $ 0.90)         $ 0.55         $ 0.05         $  1.05
                                                             ===========    ===========     ==========    ============


Diluted Earnings (Losses) Per Common Share
Numerator
     Net income (loss)                                         ($1,197)         $  740          $  73         $ 1,414
                                                             ===========    ===========     ==========    ============

Denominator
     Weighted average common shares outstanding
for basic earnings (losses) per common share                      1,330          1,344          1,336           1,349
     Add: Dilutive effects of assumed exercises
of                 stock options                                      -             35             39              33
                                                             -----------    -----------     ----------    ------------
     Weighed average common and
dilutive                      potential common shares             1,330          1,379          1,375           1,382
outstanding
                                                             ===========    ===========     ==========    ============

Diluted Earnings (Losses) Per Common Share                    ($  0.90)         $ 0.54         $ 0.05         $  1.02
                                                             ===========    ===========     ==========    ============



Stock options for 193,650 and 64,667 common shares for the three and nine months ended June 30, 2002 and 75,750 and 78,250 common shares for the three and nine months ended June 30, 2001 were not considered in computing diluted earnings (losses) per common share because they were antidilutive.














                                                              8

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale are as follows:



                                           ............................June 30, 2002............................
                                                                       -------------
                                                                         (in thousands)

                                                                      Gross            Gross
                                                   Amortized       Unrealized        Unrealized          Fair
                                                     Cost             Gains            Losses            Value
Debt securities
     U.S. Government and federal agencies            $ 13,029           $   203           $    -          $ 13,232
     Municipal bonds                                      349                 8                -               357
     Mortgage-backed                                   29,224               322             (46)            29,500
     Corporate notes                                   14,335               181            (892)            13,624
                                                  ------------    --------------    -------------    --------------
                                                       56,937               714            (938)            56,713
Marketable equity securities                            4,237                 -            (233)             4,004
                                                  ------------    --------------    -------------    --------------
                                                     $ 61,174           $   714        $ (1,171)          $ 60,717
                                                  ============    ==============    =============    ==============





                                           ..........................September 30, 2001.........................
                                                                     ------------------
                                                                                 (in thousands)

                                                                      Gross            Gross
                                                   Amortized       Unrealized        Unrealized          Fair
                                                     Cost             Gains            Losses            Value
Debt securities
     U.S. Government and federal agencies            $  2,920           $   102          $     -           $ 3,022
     Municipal bonds                                      145                 -                -               145
     Mortgage-backed                                   20,091               244             (15)            20,320
     Commercial paper                                   4,995                 -                -             4,995
     Corporate notes                                   15,329               403            (525)            15,207
                                                  ------------    --------------    -------------    --------------
                                                       43,480               749            (540)            43,689
Marketable equity securities                            4,252                 -             (81)             4,171
                                                  ------------    --------------    -------------    --------------
                                                     $ 47,732           $   749         $  (621)          $ 47,860
                                                  ============    ==============    =============    ==============















                                        9
NOTE 4 - LOANS RECEIVABLE, NET

Loans receivable at June 30, 2002 and September 30, 2001 are summarized as follows:

                                                                                              June 30,          September 30,
                                                                                                2002                2001
                                                                                           ----------------    ----------------
                                                                                                        (in thousands)
First mortgage loans (principally conventional)
     Principal balances
          Secured by one to four family  residences                                            $   154,605          $  157,187
          Construction loans                                                                        15,601              18,658
          Others                                                                                     7,352               4,331
                                                                                           ----------------    ----------------
                                                                                                   177,558             180,176

          Less undisbursed portion of construction and other mortgage loans                           (92)               (143)
                                                                                           ----------------    ----------------
               Total first mortgage loans                                                          177,466             180,033

Commercial and consumer loans:
     Principal balances
          Home equity and second mortgage                                                      $    19,859          $   20,275
          Commercial                                                                               115,062             105,556
          Municipal                                                                                     10                  19
          Other                                                                                      6,005               6,537
                                                                                           ----------------    ----------------
               Total commercial and consumer loans                                                 140,936             132,387

Net deferred loan origination fees                                                                   (800)               (807)
                                                                                           ----------------    ----------------

Total loans receivable                                                                         $   317,602          $  311,613
                                                                                           ================    ================


Activity in the allowance for loan losses is summarized as follows for the nine months ended June 30, 2002 and for the year ended September 30, 2001.

                                                                                              June 30,          September 30,
                                                                                                2002                 2001
                                                                                           ----------------    -----------------
                                                                                                      (in thousands)
Balance at beginning of year                                                                     $   4,632            $   1,672
     Provision for loan losses
                                                                                                     2,919                3,097
     Charge-offs                                                                                    (2,705)                (141)
     Recoveries
                                                                                                        13                   4
                                                                                           ----------------    -----------------
Balance at end of year                                                                           $   4,859            $   4,632
                                                                                           ================    =================














                                       10
         NOTE 4 - LOANS RECEIVABLE, NET (continued)


Impaired loans were as follows:


                                                                                         Quarter Ended          Year Ended
                                                                                           June 30,            September 30,
                                                                                             2002                  2001
                                                                                       ------------------    ------------------
                                                                                                   (in thousands)
Quarter-ended and year-end balances with no allocated allowance for loan losses
                                                                                                $  2,176              $  1,290
Quarter-ended and year-end loans with allocated allowances for loan losses                         5,211                 7,641
                                                                                       ------------------    ------------------
                                                                                Total           $  7,387              $  8,931
                                                                                       ==================    ==================

Amount of the allowance for loan losses allocated                                               $  1,857              $  2,700

Average of impaired loans                                                                          6,903              $  2,274

Interest income recognized during impairment                                                          50               $   -0-

Cash-basis interest income recognized during impairment                                               50               $   -0-




Nonperforming loans were as follows at June 30, 2002 and September 30, 2001:


                                                                                           June 30,            September 30,
                                                                                             2002                  2001
                                                                                       ------------------    ------------------
                                                                                                   (in thousands)
Loans past due over 90 days still on accrual status                                              $   209               $   152
Nonaccrual loans                                                                                   4,347                 2,632
                                                                                       ------------------    ------------------
      Total Nonperforming loans                                                                 $  4,556              $  2,784
                                                                                       ==================    ==================

















                                       11
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


REVISION TO PREVIOUSLY REPORTED THIRD QUARTER, 2002 EARNINGS(LOSS)

MFB Corp's net income (loss) for the three months ended June 30,2002 of ($1.2 million) or ($0.90) diluted earnings (loss) per common share, and net income for the nine months ended June 30, 2002 of $73,000 or $0.05 diluted earnings per common share, reflects an adjustment downward of $465,000 from the third quarter earnings (losses) press release issued July 18, 2002.

On August 9, 2002 the Office of Thrift Supervision (OTS) completed a required periodic regulatory examination of the Company. Based on information from that examination, Management increased its loss allocations on certain classified loans. This resulted in the increase in the Company's loan loss allowance of $770,000 ($465,000 net of tax, noted above) through a non-cash charge to its quarterly loan loss provision.

The Company's Audit Committee reviewed the change on August 9, 2002 and, after consulting with the Company's independent auditors, agreed that based on a variety of factors including the current economic and regulatory environment, changes in the character and size of the loan portfolio, loan delinquencies (current and anticipated trends), adequacy of collateral securing those classified loans, historical and estimated charge-offs and other pertinent loan portfolio review information, the increase in the loan loss allowance was appropriate.

Upon the conclusion of the examination, the OTS recommended no adjustments to specific loan loss reserves previously established by the Company for certain classified loans. Likewise, the examination identified no additional loans requiring classification nor recommended any adjustments to the carrying value of the Company's investment portfolio.

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

The Company's earnings (losses) are primarily dependent upon the Bank's net interest income, the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on such loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on such deposits and borrowings. The Company's earnings (losses) are also affected by the Bank's provisions for loan losses, service charges, fee income, gains from sales of loans, retained mortgage loan servicing fees, income from subsidiaries activities, operating expenses and income taxes.








                                       12
COMPARISON OF THREE AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001
Results Of Operation

The Company's consolidated net loss for the three months ended June 30, 2002 was ($1.2 million) or ($0.90) diluted earnings (losses) per common share, compared to net income of $740,000 or $0.54 diluted earnings (losses) per share, for the three months ended June 30, 2001. MFB Corp's net loss for the quarter was attributable to three previously reported significant events that resulted in charges against earnings (losses) during the quarter: an $830,000 charge taken on a $1.0 million WorldCom, Inc. corporate note investment; a $750,000 charge related to a commercial loan to a furniture manufacturing company and a $770,000 adjustment to the provision for loan losses previously discussed.

The Company's consolidated net income for the nine months ended June 30, 2002 was $73,000 or $0.05 diluted earnings (losses) per share, compared to net income of $1.4 million or $1.02 diluted earnings (losses) per share for the same period last year. Net income for the nine months ended June 30, 2002 is down from last year primarily due to the events described above.

Net interest income before provision for loan losses for the three month period ended June 30, 2002 totaled $3.0 million compared to $2.9 million for the same period one year ago. Total interest income for the third quarter decreased $1.0 million and total interest expense decreased $1.1 million from the third quarter last year as a result of the overall decline in interest rates. For the nine months ended June 30, 2002 net interest before provision for loan losses income declined from $9.1 million last year to $8.9 million this year.

The provision for loan losses for the third quarter ended June 30, 2002 was $2.24 million compared to $261,000 for the third quarter last year. In addition to the specific $750,000 loan loss provision and the $770,000 adjustment to the loan loss reserve previously discussed, management increased the provision this year for the third quarter based on the evaluation of many factors including current economic conditions, changes in the character and size of the loan portfolio, current and past delinquency trends, adequacy of collateral on loans and historical and estimated net charge-offs. The provision for loan losses for the nine months ended June 30, 2002 was $2.9 million compared to $2.4 million for the same period last year. For the year, the provision has been charged $1.25 million ($755,000 net of tax) on the loan to the furniture manufacturing company previously mentioned and a charge to the provision of $1.8 million ($1.1 million net of tax) was taken last year on a loan to an auto dealership that declared bankruptcy.

Noninterest income (loss) decreased from $699,000 for the three months ended June 30, 2001 to ($253,000) for the most recent three month period due to the charge taken on the impaired corporate note investment and due to a decline in gain on sale of mortgage loans for those respective quarters. For the nine months ended June 30, 2002 noninterest income decreased from $1.9 million to $1.4 million due to the recording of the $830,000 valuation reserve on the impaired security previously mentioned offset by increases in deposit fees and gains on sale of mortgage loans. Noninterest expenses increased 16.5% from $2.2 million for the third quarter ended June 30, 2001 to $2.6 million this current quarter. For the nine months ended June 30, 2002 noninterest expense increased 16.5% from $6.5 million last year to $7.5 million this year. The increases for both the three and nine month periods were primarily due to increases in salaries and employee benefits, occupancy and equipment and data processing expense. The significant growth in salaries and benefits is the result of staffing several key positions in the organization designed to position the bank for growth in the coming years.

Corresponding to the reported income before taxes, income tax expense declined from the third quarter ended June 30, 2001 to the third quarter ended June 30, 2002, and decreased for the nine months ended June 30, 2002 over the same period last year.





                                       13
COMPARISON OF JUNE 30, 2002 TO SEPTEMBER 30, 2001
Balance Sheet Composition

The Company's total assets increased $5.8 million from $413.1 million as of September 30, 2001 to $418.9 million as of June 30, 2002.

Cash and cash equivalents decreased $12.0 million from $34.2 million at September 30, 2001 to $22.2 million at
June 30, 2002. Net cash used in investing activities amounted to $23.0 million and net cash from financing activities totaled $6.2 million during the nine months ended June 30, 2002.

As of June 30, 2002, the total securities available for sale portfolio amounted to $60.7 million, an increase of $12.8 million from $47.9 million at September 30, 2001. The securities portfolio activity during that period included security purchases of $54.2 million, security maturities of $21.3 million, and principal payments on mortgage-backed and related securities of $17.2 million and the $830,000 write down of the impaired WorldCom, Inc. security.

As of June 30, 2002, loans receivable were $317.6 million, a increase of $6.0 million from $311.6 million at September 30, 2001. Commercial loans outstanding increased by $9.5 million from $105.6 million at September 30, 2001 to $115.1 million at June 30, 2002. Due to increased volume of mortgage loans sold into the secondary market, mortgage loans declined $2.5 million from $180.0 million at September 30, 2001 to $177.5 million at June 30, 2002. Consumer loans, including home equity and second mortgages, also decreased $416,000 during the nine month period. Loans held for sale at June 30, 2002 declined to $1.4 million from $3.1 million at September 30, 2001. Diversification of the asset mix in the balance sheet continued to be a focus to improve profit margins, control margin volatility and to appeal to a broader range of customers and potential customers.

During the third quarter ended June 30, 2002, the Company completed secondary market mortgage loans sales totaling $8.6 million and the net gains realized on these loan sales were $151,000 including $107,000 related to recording mortgage loans servicing rights. During the third quarter ended June 30, 2001 sales of $18.3 million yielded net gains on loan sales of $363,000, including $228,000 related to recording mortgage loan servicing rights. For the nine month period ending June 30, 2002, loan sales totaling $49.5 million and the net gains realized on these loan sales were $1.07 million including $614,000 related to recording mortgage loans servicing rights. During the nine month period ended June 30, 2001 sales of $41.1 million yielded net gains on loan sales of $735,000, including $401,000 related to recording mortgage loan servicing rights. The loans sold this year were fixed rate mortgage loans with maturities of fifteen years or longer. The sale of loan production serves as a source of additional liquidity and management anticipates that the Company will continue to deliver fixed rate loans to the secondary market to meet consumer demand, manage interest rate risk, and diversify the asset mix of the Company.

The allowance for loan losses increased from $4.6 million, or 1.49% of loans, at September 30, 2001 to $4.9 million or 1.53% of loans at June 30, 2002. The allowance is maintained through the provision for loan losses, which is charged to earnings (losses). During this nine month period, $2.9 million was added to the loan loss reserve which includes the $770,000 adjustment previously mentioned. A total of $2.7 million of net charge offs were recorded during the same period reducing the loan loss reserve. Included in the charge offs for this year was $1.60 million on the commercial customer who filed Chapter 11 bankruptcy during the quarter ending December 31, 2000. A $1.80 million provision to the loan loss reserve had been recorded at that time for this loan as previously mentioned. The Company also reduced the reserve by $1.0 million for the partial charge off of the commercial credit in the furniture manufacturing industry, as previously mentioned.

The Company's non-performing assets have increased from $2.78 million at September 30, 2001 to $4.70 million at June 30, 2002. A total of $1.94 million of the non-performing assets at June 30. 2002 are non-accrual loans of the aforemention commercial furniture manufacturer. Impaired loans have decreased from $8.93 million at September 30, 2001 to $7.39 million at June 30, 2002. The reduction in impaired loans is largely attributable to the charge offs previously discussed. In management's opinion, the allowance for loan losses is adequate to cover losses that are currently anticipated at June 30, 2002. 14 Total liabilities increased from $378.7 million at September 30, 2001 to $385.6 million at June 30, 2002. Total deposits increased $10.5 million from $245.2 million at September 30, 2001 to $255.7 million at June 30, 2002, primarily due to a $11.2 million increase in savings, NOW and MMDA deposits and a $3.5 million increase in noninterest-bearing demand deposits, offset by a $4.2 million decrease in time certificates of deposits.

FHLB advances decreased from $119.7 million at September 30, 2001 to $119.2 million at June 30, 2002 and securities sold under agreements to repurchase decreased $2.2 million during the same nine month period. The $119.2 million of Federal Home Loan Bank advances have a weighted average interest rate of 5.60% and mature over the next nine years beginning in October 2002. The one-day retail repurchase agreements with a weighted average interest rate of 1.29% are secured by investment securities.

Total shareholders' equity decreased from $34.4 million as of September 30, 2001 to $33.3 million as of June 30, 2002. Net income of $73,000 was offset by a reduction in the market value of available for sale securities of $414,000, net of tax, cash dividend payments of $415,000 and the repurchase of 10,700 shares of outstanding common stock during this period at a cost of $431,000. MFB Corp's equity to assets ratio was 7.95% at June 30, 2002 compared to 8.32% at September 30, 2001. The book value of MFB Corp. stock decreased from $25.72 at September 30, 2001 to $25.12 at June 30, 2002.

ASSET/LIABILITY MANAGEMENT

The Company is subject to interest rate risk to the degree that its interest-bearing liabilities, primarily deposits and Federal Home Loan Bank
(FHLB) advances with short and medium-term maturities, reprice more rapidly, or at different rates than its interest-earning assets.

A key element of the Company's asset/liability plan is to protect net earnings (losses) by managing the maturity or repricing mismatch between its interest-earning assets and rate-sensitive liabilities. The Company has sought to reduce exposure to its earnings (losses) through the use of adjustable rate loans and through the sale of fixed rate loans in the secondary market, and by extending funding maturities through the use of FHLB advances.

As part of its efforts to monitor and manage interest rate risk, the Company uses the Net Portfolio Value ("NPV") methodology adopted by the Office of Thrift Supervision (OTS). In essence, this approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance-sheet contracts. The difference as a percentage of the value of assets is the NPV ratio which was 8.44% as of March 31, 2002. Management and the Board of Directors review the OTS measurements on a quarterly basis to determine whether the Company's interest rate exposure is within the limits established by the Board of Directors in the Company's interest rate risk policy.

The Company's asset/liability management strategy dictates acceptable limits on the amounts of change in NPV given certain changes in interest rates. The table presented here, as of March 31, 2002, is an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 300 basis points. Due to the abnormally low interest rate environment prevailing at March 31, 2002, meaningful data was not available from the OTS model for the (-200) and (-300) basis point scenario and therefore is not included in the table below.











                                       15

                                            (dollars are in thousands)
       Interest Rate                              Net Portfolio Value                             NPV as % of Portfolio
                                                  -------------------
      Changes in Basis                                                                                  Value of Assets
                                                                                            -------     ---------------
           Points                                                                               NPV
      (Rate Shock) (1)               $ Amount            $ Change           % Change           Ratio            Change (1)
-----------------------------    -----------------    ----------------    -------------     -------------    -----------------

            +300                           24,212            (11,881)            (33%)             5.98%                (246)

            +200                           29,201             (6,892)            (19%)             7.07%                (137)

            +100                           33,331             (2,762)             (8%)             7.92%                 (52)

             0                             36,093                   -                -             8.44%                    -

            -100                           36,276                 183               1%             8.38%                  (6)

(1)      Expressed in basis points

As illustrated in the March 31, 2002 table, the Company's interest rate risk has similar sensitivity to rising rates as declining rates. When rates rise, the decline in market value of fixed-rate loans due to the rate increases and slowing prepayments exceeds the decline in market value of fixed rate deposits and borrowings. However, when rates decline, the NPV ratio also decreases in the model because the corresponding increase in market value of fixed rate loans is partially mitigated by an expected increase in borrower prepayments.

Specifically, the table indicates that at March 31, 2002, the Company's NPV was $36.1 million or 8.44% of the market value of portfolio assets. Based upon the assumptions utilized, an immediate 300 basis point increase in market interest rates would result in a $11.9 million or 33% decline in the Company's NPV and would result in a 246 basis point or 29% decline in the Company's NPV ratio to 5.98%. Conversely, an immediate 100 basis point decrease in market interest rates would result in a $183,000 or 1% increase in the Company's NPV, and a 6 basis point or 0.7% decrease in the Company's NPV ratio to 8.38%. The resulting NPV ratios for the above scenarios at March 31, 2002 were within the limits in the Company's Board-approved guidelines.

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



                                       16
The Board of Directors and management of the Company believe that certain factors afford the Company the ability to operate successfully despite its exposure to interest rate risk. The Company manages its interest rate risk by originating adjustable rate loans and by selling a portion of its fixed rate one-to-four family real estate loans. While the Company generally originates mortgage loans for its own portfolio, sales of fixed rate first mortgage loans with maturities of 15 years or greater are currently undertaken to manage interest rate risk. Loans classified as held for sale as of June 30, 2002 totaled $1.37 million compared to $1.24 million at March 31, 2002. The Company retains the servicing on the majority of loans sold in the secondary market and, at June 30, 2002, $120 million in such loans were being serviced for others.

The Company's investment strategy is to maintain a diversified portfolio of high quality investments that minimize interest rate and credit risks while striving to maximize investment return and to provide liquidity necessary to meet funding needs. The Company's investment portfolio primarily consists of US government and federal agency obligations, mortgage-backed securities and corporate note obligations. The Company's policy dictates all securities must satisfy the investment grade requirements of the Office of Thrift Supervision at the time of purchase. Wholesale banking activities are conducted as a means to supplement net income and to achieve desired growth targets. This strategy involves the acquisition of assets funded through sources other than retail deposits, such as FHLB advances. The goal is to create interest rate spreads between asset yields and funding costs within acceptable risk parameters while improving return on equity.

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

Liquid assets were $84.0 million as of June 30, 2002 compared to $83.6 million as of September 30, 2001. This $400,000 increase was primarily due to an increase in securities available for sale. The sale of fixed rate loan production along with the growth in deposits has provided the source of additional liquidity. Management believes the liquidity level as of June 30, 2002 is sufficient to meet anticipated cash needs.

Short-term borrowings or long-term debt, such as Federal Home Loan Bank advances, are used to compensate for reduction in other sources of funds such as deposits and to assist in asset/liability management. As of June 30, 2002, total FHLB borrowings amounted to $119.2 million and were used primarily to fund loan portfolio growth. The Bank had commitments to fund loan originations with borrowers totaling $101.9 million at June 30, 2002, including $65.1 million in available consumer and commercial lines and letters of credit. Certificates of deposits scheduled to mature in one year or less totaled $61.2 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient cash flow and other cash resources to meet current and anticipated loan funding commitments, deposit customer withdrawal requirements and operating expenses.

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

                                       17
The prompt corrective action regulations provide five classifications, including well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

The Bank's actual capital and required capital amounts and ratios at June 30, 2002 and September 30, 2001 are presented below:


                                                                                                      Requirement to be
                                                                                                    Well Capitalized Under
                                                                  Requirement for Capital             Prompt Corrective
                                          Actual                     Adequacy Purposes                Actual Provisions
                                   Amount           Ratio           Amount          Ratio          Amount            Ratio
As of June 30, 2002
     Total capital
       (to risk weighted             $ 35,383        12.66%          $  22,361        8.00%        $  27,952            10.00%
assets)
     Tier 1 (core) capital
       (to risk weighted               32,381       11.58               11,181       4.00             16,771             6.00
assets)
     Tier 1 (core) capital
       (to adjusted total              32,381       7.74                16,725       4.00             20,906
assets)                                                                                                           5.00

As of September 30, 2001
     Total capital
       (to risk weighted            $  35,454        13.11%          $  21,627        8.00%        $  27,033            10.00%
assets)
     Tier 1 (core) capital
       (to risk weighted               33,522         12.40             10,813         4.00           16,220              6.00
assets)
     Tier 1 (core) capital
       (to adjusted total              33,522          8.12             16,509         4.00           20,636              5.00
assets)

As of June 30, 2002, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.

The forgoing discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve a number of risks and uncertainties. A number of factors could cause results to differ materially from the objectives and estimates expressed in such forward-looking statements. These factors include, but are not limited to, changes in the financial condition of issuers of the Company's investments and borrowers, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the company's market area, changes in the position of banking regulators on the adequacy of our allowance for loan losses and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These factors should be considered in evaluating any forward-looking statements, and undue reliance should not be placed on such statements. The Corporation does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.






                                       18
CRITICAL ACCOUNTING POLICIES

Note 1 of the consolidated financial statements in the Company's Annual Report for the year ended September 30, 2001, incorporated by reference as part of the Company's 10K filing, contains a summary of its significant accounting policies on pages 23-26. That note includes such critical accounting policies as the valuation of securities (including write downs of securities to fair value when the decline is not temporary) and loans receivable and the method of determining the Company's allowance for loan losses for probable incurred credit losses (including its policy toward loan charge offs and impaired loans). Some of these policies require management to make subjective judgments as to matters that are inherently uncertain. Estimates associated with the allowance for loan losses, the fair value of securities, and the value of impaired loans are particularly susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgements include, without limitation, changes in the strength of the economy or in the financial condition of borrowers or issuers of our investment securities, and changes in the position of banking regulators on the adequacy of our allowance for loan losses.

                           PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.

           None

Item 2.    Changes in Securities and Use of Proceeds.

           None

Item 3.    Defaults Upon Senior Securities.

           None

Item 4.    Submission of Matters to a Vote of Security Holders

               None

Item 5.   Other Information.

           None

Item 6.    Reports on Form 8-K.

          (a)  MFB Corp. filed three Form 8-K reports during the quarter ended
                                                June 30, 2002.
                 Date of report:  April 17, 2002
                                 Items reported: News release dated April
                                      17,2002 regarding the announcement of
                                      second quarter earnings (losses) and
                                      announcement of a cash dividend payable on
                                                     May 14, 2002 to holders of
record on April 30, 2002.
                 Date of report: June 21, 2002
                      Items reported: News release dated June 21, 2002 regarding the announcement of third quarter charge to earnings (losses).
                 Date of report: July 2, 2002
Items reported: News release dated July 2, 2002 regarding the announcement of third quarter charge to earnings
                                    (losses) for WorldCom Inc. Investment.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



MFB CORP.




Date                            By
    ---------                   --------------------------------------------
                                 Charles J. Viater
                                 President and Chief Executive Officer



Date                            By
     --------                   ---------------------------------------------
                                Thomas J. Flournoy
                                Chief Financial Officer


                                  CERTIFICATION


         By signing below, each of the undersigned officers hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his knowledge, (i) this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of MFB Corp.

         Signed this ____ day of ____________, 2002.


-----------------------------------         -----------------------------------
Thomas J. Flournoy                          Charles J. Viater
Chief Financial Officer                   President and Chief Executive Officer