Form 10-K
period 2002-09-30
MFB CORP
filed 2002-12-24
CIK 916396

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2002
                                     or
[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

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

Registrant's telephone number, including area code:
                                                                 (574) 255-3146

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

                             (1) Yes    x                         No ___
                                     ------
                             (2) Yes    x                         No ___
                                     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                 Yes                       No     X
                    ------                  -------------

Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act)  Yes_____                  No   X
                                                                    -----

The aggregate market value of the issuer's voting stock held by non-affiliates, as of March 31, 2002, was $25,545,299.

The number of shares of the registrant's common stock, without par value, outstanding as of December 6, 2002, was 1,301,849 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 2002 are incorporated by reference into Part II.

Portions of the Proxy Statement for the 2002 Annual Meeting of the Shareholders are incorporated into Part I and Part III.

                            Exhibit Index on Page 50
                              Page one of 50 pages

                                    MFB CORP.
                                    Form 10-K
                                      INDEX


PART I
Item 1.             Business                                                  1
Item 2.             Properties                                               39
Item 3.             Legal Proceedings                                        40
Item 4.             Submission of Matters to a Vote of Security Holders      40
Item 4.5            Executive Officers of Registrant                         40

PART II

Item 5.             Market for Registrant's Common Equity and Related
                        Stockholder Matters                                  41
Item 6.             Selected Financial Data                                  41
Item 7.             Management's Discussion and Analysis of Financial
                           Condition and Results of Operations               42
Item 7A.            Quantitative and Qualitative Disclosures
                           About Market Risk                                 42
Item 8.             Financial Statements and Supplementary Data              42
Item 9.             Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure               42

PART III

Item 10.            Directors and Executive Officers of the Registrant       43
Item 11.            Executive Compensation                                   43
Item 12.            Security Ownership of Certain Beneficial Owners
                           and Management and Related Stockholder Matters    43
Item 13.            Certain Relationships and Related Transactions           44

PART IV

Item 14.            Controls and Procedures                                  44
Item 15.            Exhibits, Financial Statement Schedules, and Reports
                           on Form 8-K                                       44
Signatures                                                                   46
Certifications                                                               47


Exhibit List                                                                 50

                                        1
                                     PART 1


Item 1.           Business.

General

MFB Corp. ("The Company") is an Indiana corporation organized in December, 1993, and parent company of its wholly owned savings bank subsidiary, MFB Financial (the "Bank"). MFB became a unitary savings and loan holding company upon the conversion of Mishawaka Federal Savings from a federal mutual savings and loan association to a federal stock savings bank on March 24, 1994. On November 1, 1996, Mishawaka Federal Savings officially changed its name to MFB Financial.

MFB Financial offers a number of consumer and commercial financial services. These services include: (i) residential real estate loans; (ii) home equity and second mortgage loans; (iii) construction loans; (iv) commercial loans; (v) loans secured by deposits and other consumer loans; (vi) NOW accounts; (vii) passbook savings accounts; (viii) certificates of deposit; (ix) consumer and commercial demand deposit accounts; (x) individual retirement accounts; (xi) trust services; and (xii) a variety of insurance products and brokerage services through Mishawaka Financial Services, Inc., its insurance agency subsidiary. The Bank's wholly-owned subsidiaries, MFB Investments I, Inc., MFB Investments II, Inc. and MFB Investments, LP are Nevada corporations and a Nevada limited partnership that manage a portion of the Bank's investment portfolio. MFB Financial provides its banking services through its seven offices in of St. Joseph and Elkhart counties, Indiana.

Lending Activities

General. The Company's principal source of revenue is interest income from residential mortgage loans, construction loans, commercial loans and consumer loans. MFB Financial has concentrated its mortgage lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one-to-four family residential real property. At September 30, 2002, $168.8 million, or 53.2% of the Company's total loan portfolio, consisted of mortgage loans and residential construction loans on one-to-four family residential real property, and multi-family loans which are generally secured by first mortgages on the property. A large majority of the residential real estate loans originated by MFB Financial are secured by properties located in St. Joseph and Elkhart Counties. In an effort to diversify the asset mix of the Bank and enhance loan yields, home equity loan, commercial loan and consumer loan programs have been established over the past seven years. Commercial loans include term loans and commercial lines of credit. Consumer loans include loans secured by deposits, home equity and second mortgage loans, new and used car loans and personal loans. At September 30, 2002, 38.2% of the Company's loan portfolio consist of commercial loans and 8.6% of the loan portfolio consist of consumer loans.

Residential Mortgage Loans. Residential mortgage loans consist of one-to-four family loans. Pursuant to federal regulations, such loans must require at least semi-annual payments and be for a term of not more than 40 years, and, if the interest rate is adjustable, it must be correlated with changes in a readily verifiable index.

MFB Financial offers fixed-rate loans with a maximum term of thirty years for the purpose of purchasing or refinancing residential properties and building sites. It is the Company's intent to document and underwrite these loans to standards established by Freddie Mac to assure that they meet the investor quality required for sale in the secondary markets.

A significant number of the loans made and retained in the loan portfolio by MFB Financial feature adjustable rates. Adjustable rate loans permit the Bank to better match the interest it earns on loans with the interest it pays on deposits. A variety of programs are offered to borrowers. A majority of these loans adjust on an annual basis after initial terms of one to seven years. Initial offering rates, adjustment caps and margins are adjusted periodically to reflect market conditions and provide diversity to the loan portfolio.

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

Residential mortgage loans in excess of $700,000 must be approved by a majority of the members of MFB Financial's Board of Directors. Loans under that amount are approved by one or more members of MFB Financial's Loan Committee.

Construction Loans. MFB Financial offers construction loans on residential and commercial real estate to builders or developers constructing such properties and to owners who are to occupy the premises. Both residential and commercial construction and development loans to builders are underwritten in the corporate lending department with consistent underwriting standards, including adequate collateral and sufficient debt coverage ratios. The loan reviews are based on current economic conditions and personal guarantees may be required. Construction loans to owners who will occupy the premises are underwritten in the mortgage loan department.

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

Commercial Loans. MFB Financial's commercial lending department focuses on meeting the borrowing needs of local businesses primarily located in St. Joseph and Elkhart counties. Loans may be secured by real estate, equipment, inventory, receivables or other appropriate collateral. Terms vary and adjustable rate loans are generally indexed to the Wall Street Journal prime rate. Loans with longer amortization periods generally contain fixed interest rate balloon payment provisions of seven years or less. Personal guarantees by business principals are generally required in order to manage risk on these loans.

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

Consumer loans involve a higher level of risk than one-to-four family residential mortgage loans because the collateral, if any, tends to be less stable. However, the relatively higher yields and shorter terms to maturity of consumer loans are believed to be helpful in reducing interest-rate risk. MFB Financial makes secured consumer loans for amounts specifically tied to the value of the collateral and smaller unsecured loans with higher interest rates. Consumer loans would include home equity loans and lines of credit, new and used automobile, boat and recreational vehicle loans, savings account loans, overdraft lines of credit and Visa credit card loans.

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

MFB Financial generally requires appraisals on all property securing its loans and requires title insurance and a valid lien on its mortgaged real estate. Appraisals for residential real property are generally performed by in-house appraisers who are state-certified residential appraisers. From time to time, MFB Financial also uses the services of other certified residential appraisers who are not in-house. MFB Financial requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan. It also requires flood insurance to protect the property securing its interest if the property is in a flood plain. Tax and insurance payments are typically required to be escrowed by MFB Financial on new loans.

Origination and Other Fees. MFB Financial realizes loan fee income from late charges, origination fees, and miscellaneous fees. MFB Financial charges application fees for most loan applications, but such fees are generally credited back to the customer upon the closing of the loan. If the loan is denied, MFB Financial retains a portion of the application fee. Due to competitive issues, MFB Financial has originated most of its mortgages without charging points. However, borrowers from time to time wish to pay points and management negotiates rates on an individual basis. Late charges are generally assessed if payment is not received within a specified number of days after it is due. The grace period depends on the individual loan documents.












Nonperforming and Classified Assets

Nonperforming assets. Nonperforming assets were $5.95 million and $2.78 million at September 30, 2002 and 2001, respectively. Nonperforming assets include nonperforming loans (loans delinquent 90 days or more and non-accrual loans), other real estate owned, repossessions and nonperforming investment securities. Nonperforming loans totaled $5.46 million and $2.78 million at September 30, 2002 and 2001, respectively. The increase in nonperforming loans from last year was due primarily to the placing of two large credits into non-accrual status during the year. Impaired loans consist of non-accrual loans and other loans where principal and interest may not be collected in accordance with the original loan terms. Impaired loans were $6.57 million and $8.93 million at September 30, 2002 and 2001, respectively. Impaired loans declined from last year due to charge offs and payments on those loans.

Classified assets. Federal regulations and MFB Financial's Classification of Assets policy provide for the classification of loans and other assets such as debt and equity securities considered by the Office of Thrift Supervision ("OTS") to be of lesser quality as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the Bank will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention" by management. At September 30, 2002, the Bank had classified $7,456,000 of its assets as "special mention," $16,082,000 as "substandard", $0 as "doubtful", $0 as "loss" for regulatory purposes.

An insured institution is required to establish general allowances for loan and lease losses in an amount deemed prudent by management for loans classified substandard, doubtful or impaired, as well as for other problem loans. General allowances represent loss allowances on pools or types of loans, which have been established to recognize the inherent risk associated with lending activities. Unlike specific allowances, general allowances have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss", it is required either to establish a specific allowance for the identified loss to or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. MFB Financial regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations.

The Company has also adopted an internal risk classification system, and all commercial loans are assigned a risk grade based on factors such as capacity to repay, capital, collateral, character of the borrower, and economic conditions. The risk grading process assists in identifying classified assets for regulatory purposes, as well as determining the general and specific loss allowances for classified commercial loans.

During 2001, the Company created an internal loan review function reporting directly to the Board of Directors. Loan review focuses on the commercial loan portfolio. The primary objectives are to evaluate the credit risk of individual loan relationships, as well as the aggregate credit risk associated with the entire commercial loan portfolio, to help ensure that underwriting standards are followed and provide a foundation for assessing the adequacy of the allowance for loan losses. The Company has established a goal of reviewing 60% of all commercial loans annually, based on dollar amounts outstanding. During the twelve months ending September 30, 2002, 80% of the commercial loans were reviewed at least once. The Company reviews all "special mention" loans at least semi-annually and all "substandard," "doubtful" and "loss" assets at least quarterly.

All mortgage and consumer loans are reviewed by the Company on a regular basis and generally are placed on a non-accrual status when the loans become contractually past due ninety days or more. In cases where there is sufficient equity in the property and/or the borrowers are willing and able to ultimately pay all accrued amounts in full, the loan may be allowed to continue to earn interest. At the end of each month, delinquency notices are sent to all borrowers from whom payments have not been received. Contact by phone or in person is made, if feasible, to all such borrowers.

When a loan is 45 days in default, personal contact is made with the borrower to establish an acceptable repayment schedule. When loans are ninety days in default, contact is made with the borrower by an employee of MFB Financial after consultation with a Senior Loan Officer who attempts to establish an acceptable repayment schedule. Management is authorized to commence foreclosure or repossession proceedings for any loan upon making a determination that it is prudent to do so. All loans on which foreclosure or repossession proceedings have been commenced are placed on non-accrual status.

Allowance for Loan Losses

The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision is determined in conjunction with management's review and evaluation of current economic conditions, changes in the character and size of the loan and lease portfolio, delinquencies (current status as well as past trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan and lease portfolio. During the fiscal year ended September 30, 2002 the Bank continued to experience growth in the commercial loan portfolio. Total commercial loans at September 30, 2002 were $121.1 million compared to $105.6 million at September 30, 2001, a 14.7% increase. In addition, the Bank continued to improve its loan review and risk assessment procedures. Based on the factors above, the provision for loan losses was increased from $3.1 million during the period ended September 30, 2001 to $3.4 million at September 30, 2002. The balance of the allowance for loan losses at September 30, 2002 was $5.1 million or 1.63% of loans, up from $4.6 million or 1.49% of loans, one year ago. In management's opinion, MFB Financial's allowance for loan losses is adequate to absorb probable incurred losses existing at September 30, 2002.


Investments

General. Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds sold. Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and asset-backed securities. The investment policy of MFB Financial, which is established and implemented by MFB Financial's Investment Committee, is designed primarily to maximize the yield on the investment portfolio subject to liquidity risk, default risk, interest rate risk, and prudent asset/liability management.

The Company's investment portfolio consists of U.S. Treasury Bonds, U.S. government agency securities, municipal bonds, mortgage-backed securities, commercial paper, corporate debt securities, equity securities and Federal Home Loan Bank ("FHLB") stock. During the fiscal year ended September 30, 2002, the Company recorded an $895,000 write down on a $1.0 million WorldCom, Inc. corporate debt security. That security was sold in October 2002 for a gain of $40,000 over the reduced book value.

Liquidity. Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Liquid assets include cash, U.S. Treasury obligations, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances and specified state or federal agency obligations. Subject to various restrictions, FHLB-member savings institutions may also invest in certain corporate debt securities, commercial paper, mutual funds, mortgage-related securities, and first lien residential mortgage loans. The Financial Regulatory Relief and Economic Efficiency Act of 2000, which was signed into law on December 27, 2000, repealed the former statutory requirement that all savings associations maintain an average daily balance of liquid assets in a minimum amount of not less than 4% or more than 10% of their withdrawable accounts plus short-term borrowings. Savings associations remain subject to the OTS regulation that requires them to maintain sufficient liquidity to ensure their safe an sound operation. Liquid assets were $81.7 million as of September 30, 2002 and management believes the liquidity level as of September 30, 2002 is sufficient to meet anticipated liquidity needs.

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

Deposits. Deposits are attracted principally from within St. Joseph and Elkhart counties through the offering of a broad selection of deposit instruments including NOW, business checking and other transaction accounts, certificates of deposit, individual retirement accounts, and savings accounts. MFB Financial does not actively solicit or advertise for deposits outside of these counties. Substantially all of MFB Financial's depositors are residents of these counties. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. MFB Financial does not pay a fee for any deposits it receives.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts offered by MFB Financial has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. MFB Financial has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. MFB Financial manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, the Bank believes that its passbook, NOW and non-interest-bearing checking accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. In the past year, the Bank introduced 3 and 5 year rising rate certificates of deposit to increase its competitiveness in the market. The balance of those certificates of deposit at September 30, 2002 was $52.8 million.

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

MFB Financial's borrowings consist mainly of advances from the FHLB of Indianapolis secured by a blanket collateral agreement and based on percentage of unencumbered loans and investment securities held by the bank. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. There are regulatory restrictions on advances from the Federal Home Loan Banks, See "Regulation--Federal Home Loan Bank System" and "--Qualified Thrift Lender." At September 30, 2002, MFB Financial had $119.2 million in Federal Home Loan Bank borrowings outstanding at an average rate of 5.60%. A total of $20.3 million of these advances mature in 2003. MFB Financial does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

Until September 2002, MFB Financial entered into repurchase agreements with selected business customers. Repurchase agreements allowed those business customers to invest excess cash, were accounted for as borrowings by the Bank and were secured by certain investment securities of the Bank. Due to excess liquidity of the Bank and the desire to free the pledged securities, the Bank is now investing the excess cash of those business customers with an outside mutual fund. Therefore, the balance of repurchase agreements outstanding at September 30, 2002 was $0.

Bank Subsidiaries

The Bank's insurance agency subsidiary, Mishawaka Financial Services, Inc. ("Mishawaka Financial"), was organized in 1975 and currently is engaged in the sale of credit life, general fire and accident, car, home and life insurance, as agent to the Bank's customers and the general public. During fiscal year 2002, Mishawaka Financial received approximately $155,000 in commissions versus approximately $152,000 in commissions received during fiscal year 2001. During the fiscal year ending September 30, 2002, the Company established three new wholly-owned subsidiaries of the Bank to manage a portion of its investment portfolio. MFB Investments I, Inc. and MFB Investments II, Inc. are Nevada corporations which jointly own MFB Investments, LP, a Nevada limited partnership which holds and manages investment securities previously owned by the Bank. A total of $48.5 million in investment securities were initially transferred from the Bank to MFB Investments, LP. All intercompany balances and transactions between all of the subsidiaries have been eliminated in the consolidation.

Employees

As of September 30, 2002, MFB Financial employed 124 persons on a full-time basis and 18 persons on a part-time basis. None of MFB Financial's employees are represented by a collective bargaining group. Management considers its employee relations to be excellent.

(1) Average outstanding balance reflects unrealized gain (loss) on securities available for sale. (2) Average outstanding balances reflect unrealized gain
(loss) on loans held for sale. (3) Total loans less deferred net loan fees and loans in process.

                                       10
I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     A. The following are the average balance sheets for the years ending September 30:


                                                                        2002            2001             2000
                                                                       Average         Average          Average
                                                                     Outstanding     Outstanding      Outstanding
                                                                       Balance         Balance          Balance
Assets:                                                                            (In thousands)
Interest-earning assets:
     Interest-bearing deposits                                     $      22,797    $     18,422    $      4,536
     Mortgage-backed securities (1)                                       26,261          19,707          19,191
     Other securities available for sale (1)                              30,216          28,589          25,576
     FHLB stock                                                            6,308           6,308           5,853
     Loans held for sale (2)                                                 353             293           3,837
     Loans receivable (3)                                                314,210         317,403         300,717
                                                                   -------------    ------------    ------------
         Total interest-earning assets                                   400,145         390,722         359,710
Non-interest earning assets, net
  of allowance for loan losses                                            17,675          17,168          17,335
                                                                   -------------    ------------    ------------

              Total assets                                         $     417,820    $    407,890    $    377,045
                                                                   =============    ============    ============

Liabilities and shareholders' equity:
Interest-bearing liabilities:
     Savings accounts                                              $      19,249    $     15,946    $     15,218
     NOW and money market accounts                                        59,433          51,520          40,583
     Certificates of deposit                                             155,519         167,519         156,855
     Repurchase agreements                                                 9,988           8,416           7,718
     FHLB advances                                                       119,297         114,903         108,759
                                                                   -------------    ------------    ------------
         Total interest-bearing liabilities                              363,486         358,304         329,133
Other liabilities                                                         19,020          16,333          16,222
                                                                   -------------    ------------    ------------
     Total liabilities                                                   382,506         374,637         345,355

Shareholders' equity
         Common stock                                                     12,944          13,077          13,065
         Retained earnings                                                30,402          28,227          26,541
         Net unrealized gain(loss) on securities
              available for sale                                            (196)           (434)           (921)
         Less common stock acquired by:
              Employee stock ownership plan                                    -               -            (131)
         Treasury stock                                                   (7,836)         (7,617)         (6,864)
                                                                   --------------   -------------   ------------
         Total shareholders' equity                                       35,314          33,253          31,690
                                                                   -------------    ------------    ------------

         Total liabilities and shareholders' equity                $     417,820    $    407,890    $    377,045
                                                                   =============    ============    ============


(1) Average balance does not reflect unrealized gain (loss) on securities available for sale and yield is based on amortized cost.
(2)     Total loans less deferred net loan fees and loans in process.
(3) Interest rate spread is calculated by subtracting average interest rate cost from average interest rate earned for the period indicated.
(4) The net yield on average interest-earning assets is calculated by dividing net interest income by average interest-earning assets for the period indicated.
                                       11
I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

     B. The following tables set forth, for the years indicated, the condensed average balance of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average interest rates earned or paid thereon.

                                                                      --------Year Ended September 30, 2002-------
                                                                              -----------------------------
                                                                         Average                          Average
                                                                         Balance         Interest       Yield/Cost
                             (Dollars in thousands)

INTEREST-EARNING ASSETS
     Interest-bearing deposits                                        $     22,797    $        429         1.88%
      Mortgage-backed securities (1)                                        26,018           1,143         4.39
     Other securities available for sale (1)                                30,917           1,443         4.67
     FHLB stock                                                              6,308             398         6.31
     Loans held for sale                                                       353              22         6.23
     Loans receivable (2)                                                  314,210          22,330         7.11
                                                                      ------------    ------------     --------
         Total interest-earning assets                                $    400,603          25,765         6.43
                                                                      ============    ------------     --------

INTEREST-BEARING LIABILITIES
     Savings accounts                                                 $     19,249             216         1.12%
     NOW and money market accounts                                          59,433             700         1.18
     Certificates of deposit                                               155,519           5,984         3.85
     Repurchase agreements                                                   9,988             154         1.54
     FHLB advances                                                         119,297           6,775         5.68
                                                                      ------------    ------------     --------
         Total interest-bearing liabilities                           $    363,486          13,829         3.80
                                                                      ============    ------------     --------

Net interest-earning assets                                           $     37,117
                                                                      ============

Net interest income                                                                   $     11,936
                                                                                      ============

Interest rate spread (3)                                                                                   2.63%
                                                                                                           =====

Net yield on average interest-earning assets (4)                                                           2.98%
                                                                                                           =====









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

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)




                                                                      --------Year Ended September 30, 2001-------
                                                                              -----------------------------
                                                                         Average                          Average
                                                                         Balance         Interest       Yield/Cost
                             (Dollars in thousands)

INTEREST-EARNING ASSETS
     Interest-bearing deposits                                        $     18,422    $        927         5.03%
      Mortgage-backed securities (1)                                        19,834           1,242         6.26
     Other securities available for sale (1)                                29,144           1,781         6.11
     FHLB stock                                                              6,308             496         7.86
     Loans held for sale                                                       293              21         7.17
     Loans receivable (2)                                                  317,403          25,557         8.05
                                                                      ------------    ------------     --------
         Total interest-earning assets                                $    391,404          30,024         7.67
                                                                      ============    ------------     --------

INTEREST-BEARING LIABILITIES
     Savings accounts                                                 $     15,946             358         2.25%
     NOW and money market accounts                                          51,520           1,247         2.42
     Certificates of deposit                                               167,519           9,466         5.65
     Repurchase agreements                                                   8,416             292         3.47
     FHLB advances                                                         114,903           6,609         5.75
                                                                      ------------    ------------     --------
         Total interest-bearing liabilities                           $    358,304          17,972         5.02
                                                                      ============    ------------     --------

Net interest-earning assets                                           $     33,100
                                                                      ============

Net interest income                                                                   $     12,052
                                                                                      ============

Interest rate spread (3)                                                                                   2.65%
                                                                                                           =====

Net yield on average interest-earning assets (4)                                                           3.08%
                                                                                                           =====







I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)



                                                                      --------Year Ended September 30, 2000-------
                                                                              -----------------------------
                                                                         Average                          Average
                                                                         Balance         Interest       Yield/Cost
                             (Dollars in thousands)
INTEREST-EARNING ASSETS
     Interest-bearing deposits                                        $      4,536    $        290         6.39%
     Mortgage-backed securities (1)                                         20,060           1,323         6.60
     Other securities available for sale (1)                                26,232           1,761         6.71
     FHLB stock                                                              5,853             476         8.13
     Loans held for sale                                                     3,837             287         7.48
     Loans receivable (2)                                                  300,717          24,418         8.12
                                                                      ------------    ------------     --------
         Total interest-earning assets                                $    361,235          28,555         7.90
                                                                      ============    ------------     --------

INTEREST-BEARING LIABILITIES
     Savings accounts                                                 $     15,218             371         2.44%
     NOW and money market accounts                                          40,583           1,055         2.60
     Certificates of deposit                                               156,855           8,600         5.48
     Repurchase agreements                                                   7,718             300         3.89
     FHLB advances                                                         108,759           6,147         5.65
                                                                      ------------    ------------     --------
         Total interest-bearing liabilities                           $    329,133          16,473         5.01
                                                                      ============    ------------     --------

Net interest-earning assets                                           $     32,102
                                                                      ============

Net interest income                                                                   $     12,082
                                                                                      ============

Interest rate spread (3)                                                                               2.89%
                                                                                                       =====

Net yield on average interest-earning assets (4)                                                       3.34%
                                                                                                       =====









                                       14
I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

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


                                                                               Increase (Decrease) in
                                                                                 Net Interest Income
                                                                               Total Net Due to Due to
                                                                    Change              Rate             Volume
                                                                                        (In thousands)
Year ended September 30, 2002 compared
  to year ended September 30, 2001
      Interest-earning assets
         Interest-bearing deposits                               $      (498)      $      (680)      $        182
         Mortgage-backed securities                                      (99)             (427)               328
         Other securities available for sale                            (338)             (441)               103
         FHLB stock                                                      (98)              (98)                 -
         Loans held for sale                                               1                (3)                 4
         Loans receivable                                             (3,227)           (2,972)              (255)
                                                                 ------------      ------------      -------------
             Total                                                    (4,259)           (4,621)               362

      Interest-bearing liabilities
         Savings accounts                                               (142)             (205)                63
         NOW and money market accounts                                  (547)             (716)               169
         Certificates of deposit                                      (3,482)           (2,844)              (638)
         Repurchase agreements                                          (138)             (185)                47
         FHLB advances                                                   166               (84)               250
                                                                 -----------       ------------      ------------
             Total                                                    (4,143)           (4,034)              (109)
                                                                 ------------      ------------      -------------

Change in net interest income                                    $      (116)      $      (587)      $        471
                                                                 ============      ============      ============







                                       17
I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)



                                                                               Increase (Decrease) in
                                                                                Net Interest Income
                                                                              Total Net Due to Due to
                                                                    Change              Rate             Volume
                                                                                   (In thousands)
Year ended September 30, 2001 compared
  to year ended September 30, 2000
      Interest-earning assets
         Interest-bearing deposits                               $       637       $       (74)      $        711
         Mortgage-backed securities                                      (81)              (66)               (15)
         Other securities available for sale                              20              (166)               186
         FHLB stock                                                       20               (16)                36
         Loans held for sale                                            (266)              (12)              (254)
         Loans receivable                                              1,139              (195)             1,334
                                                                 -----------       ------------      ------------
             Total                                                     1,469              (529)             1,998

      Interest-bearing liabilities
         Savings accounts                                                (13)              (30)                17
         NOW and money market accounts                                   192               (77)               269
         Certificates of deposit                                         866               269                597
         Repurchase agreements                                            (8)              (34)                26
         FHLB advances                                                   462               110                352
                                                                 -----------       -----------       ------------
             Total                                                     1,499               238              1,261
                                                                 -----------       -----------       ------------

Change in net interest income                                    $       (30)      $      (767)      $        737
                                                                 ============      ============      ============

II.     INVESTMENT PORTFOLIO


A. The following table sets forth the amortized cost and fair value of securities available for sale: At September 30, 2002 2001 2000

                         Amortized        Fair          Amortized         Fair          Amortized         Fair
                           Cost           Value           Cost            Value           Cost            Value
                           ----           -----           ----            -----           ----            -----
                                                              (In thousands)
Debt securities
     U.S. Government
       and federal
       agencies       $    12,485    $     12,814      $     2,920     $    3,022      $   17,944     $    17,738
     Municipal bonds          349             368              145            145             -              -
     Mortgage-
       backed              26,771          27,037           20,091         20,320          14,834          14,212
     Commercial
       Paper                    -               -            4,995          4,995               -               -
     Corporate notes        9,880           9,409           15,329         15,207           9,924           9,355
                      -----------    ------------      -----------     ----------      ----------     -----------

                           49,485          49,628           43,480         43,689          42,702          41,305

Marketable equity
  securities                4,237           3,957            4,252          4,171             438             318
                      -----------    ------------      -----------     ----------      ----------     -----------

                      $    53,722    $     53,585      $    47,732     $   47,860      $   43,140     $    41,623
                      ===========    ============      ===========     ==========      ==========     ===========



The following table sets forth the amortized cost and estimated market value of Federal Home Loan Bank (FHLB) stock:

                                                           At September 30,
                      -------------------------------------------------------------------------------------------
                                  2002                           2001                              2000
                      --------------------------       --------------------------      --------------------------
                                        Estimated                      Estimated                        Estimated
                         Amortized       Market         Amortized        Market         Amortized        Market
                           Cost           Value           Cost            Value           Cost            Value
                           ----           -----           ----            -----           ----            -----
                                                              (In thousands)
Other securities
FHLB stock, at
   cost               $     6,308    $      6,308      $     6,308     $    6,308      $    6,308     $     6,308
                      ===========    ============      ===========     ==========      ==========     ===========

B. The maturity distribution and weighted average interest rates of debt securities available for sale, excluding mortgage-backed securities, are as follows:

                                          Amount at September 30, 2002, which matures in
           ------------------------------------------------------------------------------------------------------------
                                          One                 One to             Over Five to        Over 10
               Year or Less           Five Years             Ten Years               Years                Totals
           --------------------  --------------------  --------------------  --------------------  --------------------
                       Amortized    Fair     Amortized    Fair     Amortized    Fair     Amortized    Fair     AmortizedFair
                         Cost       Value      Cost       Value      Cost       Value      Cost      Value       Cost Value
                         ----       -----      ----       -----      ----       -----      ----      ------      ---- -----

                                                                (Dollars in thousands)
U.S. Government and federal
  agencies $       -  $       -  $   8,369      8,660  $   2,078  $   2,102  $   2,038  $   2,052  $  12,485  $  12,814
Municipal bonds    -          -        349        368          -          -          -          -        349        368
Corporate notes  120        120      5,800      5,866          -          -      3,960      3,423      9,880      9,409
                ----  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

           $      120 $     120  $  14,518  $  14,894  $   2,078  $   2,102  $   5,998  $   5,475  $  22,714  $  22,591
           ========== =========  =========  =========  =========  =========  =========  =========  =========  =========


Weighted
average yield                     -% 5.20%                 6.05%                 2.96%                 4.66%




There were no securities held to maturity at September 30, 2002.

The weighted average interest rates are based upon coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

C. There were no investments in securities of any one issuer which exceeded 10% of the shareholders' equity of the Company at September 30, 2002.

                                       19
III.     LOAN PORTFOLIO

         A. The following table sets forth the composition of MFB Corp.'s consolidated loan portfolio and mortgage-backed securities by loan type as of the dates indicated, including a reconciliation of gross loans receivable to net loans receivable after consideration of the allowance for loan losses, deferred net loan fees and loans in process:


                                            -------------------------------------------September 30,-------------------------------
                                  2002              2001                     2000               1999                  1998

                                     Percent            Percent                 Percent             Percent               Percent
                                       of                   of                     of                  of                   of
                            Amount    Total    Amount     Total        Amount    Total      Amount   Total       Amount    Total

                                                                                                   (Dollars in thousands)
Mortgage loans
Residential             $   146,943  46.31%  $  157,187   50.29%    $  185,267   58.23%    $ 191,480  70.62%   $  183,151  78.49%
Residential construction     15,863   5.00       18,658    5.97         13,146    4.13        11,158   4.12         8,233   3.53
Multi-family                  6,027   1.90        4,331    1.38          3,631    1.14         3,299   1.22           120    .05

Commercial and other loans
Commercial loans            121,140  38.18      105,575   33.78         91,105   28.64        47,399  17.48        30,775  13.19
Home equity and second
mortgage loans               21,151   6.67       20,275    6.49         18,917    5.95        13,308   4.91         9,067   3.89
Financing leases                  -      -           -        -            -       -              17    .01            83    .03
Other                         6,165   1.94        6,537    2.09          6,089    1.91         4,461   1.64         1,914    .82

    Gross loans receivable  317,289 100.00%     312,563  100.00%       318,155  100.00%      271,122 100.00%      233,343 100.00%


Less
Allowance for loan losses    (5,143)             (4,632)                (1,672)                 (638)                (454)
Deferred net loan fees         (794)               (807)                  (923)                 (933)                (798)
Loans in process               (104)               (143)                   (54)                  (87)                (485)
                        ------------        -------------           -------------         -------------          -----------
Net loans receivable    $   311,248         $   306,981           $    315,506             $ 269,464             $231,606

Mortgage-backed securities
FHLMC certificates      $    13,748         $     3,617           $        610             $     868           $    2,316
CMO - REMIC                  13,289              16,703                 13,602                25,582               19,951
                         -----------         ------------            ------------          ------------         ------------
Net mortgage-backed     $    27,037         $    20,320           $     14,212             $  26,450           $   22,267
 Securities

Mortgage loans
Adjustable rate         $   132,836  78.68  $   140,284   77.86%  $    157,144   77.78%    $ 142,756  69.32%   $  153,897  80.36%

Fixed rate                   35,997  21.32       39,892   22.14         44,900   22.22        63,181  30.68        37,607  19.64

Total                   $   168,833 100.00% $   180,176  100.00%  $    202,044  100.00%    $ 205,937 100.00%   $  191,504 100.00%

        B. Loan Maturity. The following table sets forth certain information at September 30, 2002, regarding the dollar amount of loans maturing in MFB Corp.'s consolidated loan portfolio based on the date that final payment is due under the terms of the loan. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

                                  Balance                                      Due during years ended September 30,
                                 Outstanding                                         2006        2008           2013        2012
                               at September 30,                                       and         to             to          and
                                   2002         2003        2004         2005        2007        2012           2017      Following
                                                                            (In thousands)
Mortgage Loans
      Residential              $  146,943   $      39    $    106    $     161    $     996    $   8,951    $   21,143    $ 115,547
      Residential construction     15,863      15,863          -            -            -            -            -           -
      Multi-family                  6,027       1,745         971          856        2,397           30            28         -

Commercial and other Loans
      Commercial loans            121,140      49,304      10,324       13,426       45,695        1,739           652         -
      Home equity and second       21,151       1,444       1,741        1,581        8,161        7,621           265          338
         mortgage
      Other                         6,165       1,377         913        1,468        2,147          260            -          -
                             ------------  -----------  ----------   ----------  -----------    ---------   -----------   ---------

      Total                    $  317,289   $  69,772    $ 14,055    $  17,492    $  59,396     $ 18,601    $   22,088    $ 115,885


The following table sets forth, as of September 30, 2002, the dollar amount of all loans due after one year which have fixed interest rates and floating or adjustable interest rates.

                                                     Due After September 30, 2003
                                                               Variable
                                              Fixed Rates        Rates           Total
                                                        (In thousands)
Mortgage loans
      Residential                             $     29,866    $   117,038    $  146,904
      Multi-family                                   4,252             30         4,282


Commercial and other loans
      Commercial loans                              71,836              -        71,836
      Home equity and second mortgage                7,766         11,941        19,707
      Other                                          4,788              -         4,788
                                              ------------    -----------    ----------

      Total                                   $    118,508    $   129,009    $  247,517
                                              ============    ===========    ==========

                                       20
III. LOAN PORTFOLIO (Continued)

         C.    Risk Elements

              1.  Nonaccrual, Past Due and Restructured Loans

                  The table below sets forth the amounts and categories of MFB Corp.'s consolidated nonperforming assets. It is the policy of MFB Corp. that all earned but uncollected interest on all loans be reviewed quarterly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days.

                                                                  At September 30,
                                    -----------------------------------------------------------------------------
                                       2002            2001             2000            1999              1998
                                       ----            ----             ----            ----              ----
                                                               (Dollars in thousands)

Accruing loans delinquent
  more than 90 days                 $        -       $     152       $        60     $       96       $       124
Non-accruing loans                       5,464           2,632                 6              -                 -
                                    ----------       ---------       -----------     ----------       -----------
Total nonperforming
        loans                            5,464           2,784                66             96               124
Real estate owned, net                     365               -                 -            100               145
Nonperforming Investments                  120               -                 -              -                 -
                                    ----------       ---------       -----------     ----------       -----------
      Total nonperforming
        assets                      $    5,949       $   2,784       $        66     $      196       $       269
                                    ==========       =========       ===========     ==========       ===========

Nonperforming loans to
  total loans                           1.73%             .89%             .02%           .03%              .05%
Nonperforming assets to
  total loans                           1.88%             .89%             .02%           .06%              .09%

Management believes that the allowance for loan losses balance at September 30, 2002 is adequate to absorb estimated losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

                                       21
III. LOAN PORTFOLIO (Continued)

         C. Risk Elements (Continued)

                2.    Potential Problem Loans

                      As of September 30, 2002, impaired loans totaled $6.57 million. Loans are classified as impaired loans if there are serious doubts as to the ability of the borrower to comply with present loan repayment terms, which may result in disclosure of such loans pursuant to Item III.C.1. The impaired loans had specific loan loss allowances totaling $1.77 million at September 30, 2002. A total of $5.00 million of the impaired loans are nonaccrual loans and included in the nonperforming loans of $5.46 million in the table above.

                3.    Foreign Outstandings

                      None

                4.    Loan Concentrations

                      MFB Corp. historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one-to-four family and multi-family residential real property. These loans continue to be a major focus of MFB Corp.'s loan origination activities, representing 53.2% of MFB Corp.'s total loan portfolio at September 30, 2002. However, MFB Corp. continues to place increased emphasis on diversifying its balance sheet and improving earnings with significant growth in commercial lending, which represent 38.2% of the total loan portfolio at September 30, 2002.


         D.     Other Interest-Earning Assets

                There are no other interest-earning assets as of September 30, 2002 which would be required to be disclosed under Item III. C.1 or 2 if such assets were loans.




*      Not including loans held for sale
                                       22
     IV.   SUMMARY OF LOAN LOSS EXPERIENCE

           A. The allowance for loan losses is maintained through the provision for loan losses, which is
                charged  to  earnings.   The  provision  for  loan  losses  is
                determined  in   conjunction   with
                management's review and evaluation of current economic conditions (including those of MFB Corp.'s lending area), changes in the characteristic and size of the loan portfolio, loan delinquencies
                (current status as well as past trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, MFB Corp.'s allowance for loan losses is adequate to absorb probable incurred losses from loans at September 30, 2002.

                The following table analyzes changes in the consolidated allowance for loan losses during the past five years ended September 30, 2002.

                                                              Years Ended September 30,
                                  -------------------------------------------------------------------------------
                                       2002            2001             2000            1999              1998
                                       ----            ----             ----            ----              ----
                                                               (Dollars in thousands)
Balance of allowance at
  beginning of period             $      4,632     $     1,672     $         638     $      454      $        370
Add:
      Recoveries of loans
        previously charged-
        off--residential real
        estate loans                        14               4                 -              -                 -
Less charge offs:
      Residential real estate
        loans                                                -                 -              -                 -
      Commercial real estate
        loans                           (2,826)            (91)              (51)           (45)              (36)
      Consumer loans                       (46)            (50)              (21)            (1)                -
                                  -------------    ------------    --------------    -----------     ------------
Net charge-offs                         (2,858)           (137)              (72)           (46)              (36)

Provisions for loan losses               3,369           3,097             1,106            230               120
                                  ------------     -----------     -------------     ----------      ------------

Balance of allowance at
  end of period                   $      5,143     $     4,632     $       1,672     $      638      $        454
                                  ============     ===========     =============     ==========      ============

Net charge-offs to total
  average loans out-
  standing for period *                 .91%             .04%         .02%                  .02%            .02%
Allowance at end of
  period to total loans
  at end of period  *                  1.63%           1.49%          .53%                  .24%            .20%

(1) Includes home equity and second mortgage loans, repossessed assets, and other loans including, education loans and loans secured by deposits.

                                       23


     IV. SUMMARY OF LOAN LOSS EXPERIENCE (Continued)


        Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of MFB Corp.'s allowance for loan losses at the dates indicated.




                                                                       September 30,
                                  2002                2001                 2000               1999                 1998

                                     Percent              Percent             Percent             Percent               Percent
                                    of loans             of loans             of loans            of loans              of loans
                                    in each               in each             in each             in each               in each
                                    category             category             category            category              category
                                    to total             to total             to total            to total              to total
                            Amount   Loans       Amount   Loans      Amount    Loans     Amount     Loans     Amount     Loans
                                                                       (Dollars in thousands)
Balance at end of period
  applicable to

Residential              $    121    46.31%   $     96    50.77%    $    99   58.23%    $   110     70.62%    $   181    78.4

Commercial                  4,814    38.18       4,359    33.45       1,379   28.64         387     17.48         213    13.19

Multi-family                    6     1.90           4     1.37           4    1.14           3      1.22           1      .05

Residential construction       16     5.00          19     5.91          13    4.13          11      4.12           8     3.53

Consumer loans (1)             67     8.61          70     8.50          65    7.86          45      6.56          26     4.74

Unallocated                   119                   84        -         112       -          82         -          25        -


Total                    $  5,143   100.00%   $  4,632   100.00%    $ 1,672  100.00%    $   638    100.00%    $   454   100.00%






                                       24

V.       DEPOSITS

        The average amount of deposits and average rates paid are summarized as follows for the years ended September 30:


                                                           2 0 0 2                      2 0 0 1                    2 0 0 0
                                                           -------                      -------                    -------
                                                    Average        Average         Average    Average        Average     Average
                                                    Amount          Rate           Amount      Rate          Amount        Rate
                                                    ------          ----           ------      ----          ------        ----
                                                                          (Dollars in thousands)
         Savings accounts                      $     19,249         1.12%    $      15,946     2.25%  $         15,218      2.44%
         Now and money market accounts               59,433         1.18            51,520     2.42             40,583      2.60
         Certificates of deposit                    155,519         3.85           167,519     5.65            156,855      5.48
         Demand deposits (noninterest-bearing)       16,939                         13,194                      10,738
                                                 ------------                   ------------              -------------

                                               $    251,140                  $     248,179            $        223,394


        Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at September 30, 2002 is summarized as follows:
                                                         Amount
                                                    (In thousands)

         Three months or less                           $ 12,900
         Over three months and through six months          4,238
         Over six months and through twelve months         1,861
         Over twelve months                               18,425
                                                        ---------
                                                        $ 37,424

                                       25
VI.      RETURN ON EQUITY AND ASSETS

         The ratio of net income to average total assets and average shareholders' equity and certain other ratios are as follows:

                                                                               September 30,
                                                              ----------------------------------------------
                                                                 2002              2001             2000
                                                                 ----              ----             ----
                                                                          (Dollars in thousands)

        Average total assets                                  $    417,820      $    407,890     $    377,045
                                                              ============      ============     ============

        Average shareholders' equity                          $     35,314      $     33,253     $     31,690
                                                              ============      ============     ============

        Net income                                            $        649      $      1,910     $      2,815
                                                              ============      ============     ============

        Return on average total assets                                .16%            .47%              .75%
                                                              ============      =========        ==========

        Return on average shareholders' equity                       1.84%           5.75%             8.88%
                                                              ============      =========        ==========

        Dividend payout ratio (dividends
          declared per share divided by net
          income per share)                                         84.69%            27.82%           18.38%
                                                              ============      ===========      ===========

        Average shareholders' equity
          to average total assets                                    8.45%           8.15%             8.40%
                                                              ============      =========        ==========

VII.     SHORT-TERM AND FEDERAL HOME LOAN BANK BORROWINGS
The following table sets forth the maximum month-end balance and average balance of FHLB advances and securities sold under agreements to repurchase at the dates indicated.

                                                                               September 30,
                                                              ----------------------------------------------
                                                                 2002              2001             2000
                                                                 ----              ----             ----
                                                                          (Dollars in thousands)
Maximum Balance:
FHLB advances.............................................    $   119,685     $   119,685       $   118,152
Securities sold under agreements to.................               14,330          11,022            10,201
        repurchase

Average Balance:
FHLB advances:............................................        119,297         114,903           108,759
Securities sold under agreements to.......................          9,988           8,416             7,718
        repurchase

Average Rate Paid On:
FHLB advances.............................................           5.68%           5.75%             5.65%
Securities sold under agreements to.......................           1.54            3.47              3.89
        repurchase

The following table sets forth the Bank's borrowings at the dates indicated:

                                                                               September 30,
                                                              ----------------------------------------------
                                                                 2002              2001             2000
                                                                 ----              ----             ----
                                                                          (Dollars in thousands)
Amounts Outstanding:
FHLB advances.............................................    $   119,215     $   119,685       $   112,152
Securities sold under agreements to.......................              -          11,022             9,143
        Repurchase

Weighted Average Interest Rate:
FHLB Advances.............................................           5.60%           5.60%             5.70%
Securities sold under agreements to repurchase............           -               2.28              4.08

                                       50
                                   COMPETITION

MFB Financial originates most of its loans to and accepts most of its deposits from residents of St. Joseph and Elkhart counties in Indiana. MFB Financial is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, certain non-banking consumer lenders, and other companies or firms, including brokerage houses and mortgage brokers, that provide similar services in St. Joseph and Elkhart Counties. In total, there are 32 financial institutions located in our two county market area. These financial institutions consist of 14 commercial banks, two savings banks and 16 credit unions. MFB Financial also competes with money market and mutual funds with respect to deposit accounts and with insurance companies with respect to individual retirement accounts.

The primary factors influencing competition for deposits are interest rates, service and convenient access. MFB Financial competes for loan originations primarily through the efficiency and quality of services it provides borrowers, builders, realtors and the small business community through interest rates and loan fees it charges. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that are not readily predictable.

Under current federal law, bank holding companies may acquire savings institutions and savings institutions may also acquire banks. Commercial companies may not, however, acquire unitary savings and loan holding companies, such as MFB Corp. Affiliations between banks and savings associations based in Indiana may also increase the competition faced by the Company.

In addition, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana passed a law establishing interstate branching provisions for Indiana state-chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion and authorizes out-of-state banks meeting certain requirements to branch into Indiana by merger or de novo expansion. This legislation has resulted in increased competition for the Company and the Bank.

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

The OTS has extensive authority over the operations of savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Bank was as of March 31, 2002. When these examinations are conducted by the OTS, the examiners may require the Company to provide for higher general or specific loan loss reserves. To fund the operations of the OTS, all savings institutions are subject to a semi-annual assessment, based on the total assets, condition, and complexity of operations. The Bank's OTS assessment for the fiscal year ended September 30, 2002, was approximately $92,000.

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

Recent Legislative Developments

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

On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (the "Patriot Act"). The Patriot Act is intended to strenthen the ability of U.S. Law Enforcement to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions is significant and wide-ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all the following matters, among others: money laundering, suspicious activities and currency transaction reporting, and currency crimes.

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reportings. The Sarbances-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities;
(ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions become effective over a period of 30 to 270 days and are subject to rulemaking by the Securities and Exchange Commission. Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

Federal Home Loan Bank System

The Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member financial institutions. At September 30, 2002, the Bank's investment in stock of the FHLB of Indianapolis was $6.3 million.

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

In addition to the assessment for deposit insurance, savings institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the SAIF. By law, payments on Financing Corporation obligations have been shared equally between the members of both insurance funds since January 1, 2000. The Bank's annual deposit insurance premium for the year ended September 30, 2002, including the Financing Corporation payments, was approximately $44,000 based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

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



Regulatory Capital

Currently, savings institutions are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations with the highest rating for safety and soundness maintain "core capital" of at least 3% of total assets, with other savings associations maintaining core capital of 4% to 5% of total assets, depending on their condition. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits), less nonqualifying intangibles. Under the tangible capital requirement, a savings bank must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights and purchased credit card relationships which may be included subject to certain limits) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings bank to account for the relative risks inherent in the type and amount of assets held by the savings bank. The total risk-based capital requirement requires a savings bank to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%) with a credit risk-free asset such as cash requiring no risk-based capital and an asset with a significant credit risk such as a non-accrual loan being assigned a factor of 100%. At September 30, 2002, based on the capital standards then in effect, the Bank was in compliance with all capital requirements imposed by law.

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

Prompt Corrective Action

Applicable Federal law requires that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, five capital tiers have been established: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At each successively lower capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. OTS regulations define these capital levels as follows: (1) well-capitalized institutions must have total risk-based capital of at least 10%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 6% and a leverage ratio of at least 5% and are not subject to any order or written directive of the OTS to maintain a specific capital level for any capital measure; (2) adequately capitalized associations are those that meet the regulatory minimum of total risk-based capital of 8%, core risk-based capital of 4% and a leverage ratio of 4%, but which are not well capitalized; (3) undercapitalized institutions are those that do not meet the requirements for adequately capitalized institutions, but that are not significantly undercapitalized; (4) significantly undercapitalized institutions have total risk-based capital of less than 6%, core risk-based capital of less than 3% and a leverage ratio of less than 3%; and (5) critically undercapitalized institutions are those with tangible capital of less than 2% of total assets. In addition, the OTS can downgrade an institution's designation notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or if the institution is deemed to be in an unsafe or unsound condition. Each undercapitalized institution must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Significantly undercapitalized institutions must restrict the payment of bonuses and raises to their senior executive officers. Furthermore, a critically undercapitalized institution must be placed in conservatorship or receivership within 90 days after reaching such capitalization level, except under limited circumstances. It will also be prohibited from making payments on any subordinate debt securities without the prior approval of the FDIC and will be subject to significant additional operating restrictions. The Bank's capital at September 30, 2002, meets the standards for a well-capitalized institution.

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

Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings bank subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company must, within one year of the savings association's failure to meet the QTL test, register as a bank holding company and become subject to all of the provisions of the Bank Holding Company Act of 1956. See-"Qualified Thrift Lender." At September 30, 2002, the Bank's asset composition was in excess of that required to qualify the Bank as a Qualified Thrift Lender.

If MFB were to acquire control of another savings institution other than through a merger or other business combination with the Bank, MFB would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings bank meets the QTL test, the activities of MFB and any of its subsidiaries (other than the Bank or other subsidiary savings associations) would thereafter be subject to further restrictions. HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings bank shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings bank, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the FSLIC by regulation as of March 5, 1987, to be engaged in by multiple holding companies or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple holding company. The OTS has taken the position that multiple holding companies may also engage in activities that are financial in nature as prescribed in
Section 4(k) of the Bank Holding Company Act of 1956, as amended.

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

Loans to One Borrower

Under OTS regulations, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings bank may lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the savings bank meets its regulatory capital requirements and the OTS authorizes the savings bank to use this expanded lending authority. At September 30, 2002, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its regulatory lending limits. Management does not believe that the loans-to-one-borrower limits will have a significant impact on the Bank's business operations or earnings.

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

At September 30, 2002, 83.06% of the Bank's portfolio assets (as defined on that date) were invested in qualified thrift investment (as defined on that date), and therefore the Bank's asset composition was in excess of that required to qualify the Bank as a QTL. Also, the Bank does not expect to significantly change its lending or investment activities in the near future, and therefore expects to continue to qualify as a QTL, although there can be no such assurance.

Community Reinvestment Act Matters

Under current law, ratings of depository institutions under the Community Reinvestment Act of 1977 must be disclosed. This disclosure includes both a four tier descriptive rating using terms such as satisfactory and unsatisfactory and a written evaluation of each institutions performance. The Bank offers programs that meet the needs of all buyers including loans to first time homebuyers that require no down payment. Borrowers living or purchasing homes in low-income areas pay reduced closing costs. The Bank is also actively involved with lending consortiums that provide market rate loans to low and moderate-income families that are unable to obtain mortgages through the traditional lending channels. The OTS has determined that the Bank has a satisfactory record of meeting community credit needs.
                                    TAXATION

Federal Taxation

Historically, savings institutions, such as the Bank, had been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, in August, 1996, legislation was enacted that repealed the reserve method of accounting for federal income tax purposes. As a result, the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The recapture is occurring over a six-year period, the commencement of which began with the Bank's taxable year ending September 30, 1999, since the Bank met certain residential lending requirements. In addition, the pre-1988 reserve, for which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) the Bank no longer qualifies as a bank under the Code, or (ii) excess dividends or distributions are paid out by the Bank. The remaining amount of bad debt to be recaptured is approximately $437,000.

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

For federal income tax purposes, MFB reports its income and expenses on the accrual method of accounting. MFB, the Bank and its subsidiaries file a consolidated federal income tax return for each fiscal year ending September 30. The federal income tax returns filed by MFB have not been audited in the last five years.

State Taxation

The Bank is subject to Indiana's Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Currently, income from the Bank's subsidiaries MFB Investment, I, Inc., MFB Investments II, Inc. and MFB Investments, LP is not subject to the FIT. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes. MFB's state income tax returns have not been audited in the last five years.

Item 2.  Properties.

At September 30, 2002, MFB Financial conducted its business from its main office at 121 South Church Street, Mishawaka, Indiana 46544, and six full service financial centers. The main office and four branch offices are owned by MFB Financial, while the Goshen office and the new South Bend office are leased. A new branch office in Elkhart is currently under construction and expected to open in February 2003.

The following table provides certain information with respect to MFB Financial's offices as of September 30, 2002:
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

MFB Financial owns computer and data processing equipment which is used for transaction processing and accounting. MFB Financial also has contracted for the data processing and reporting services of BISYS, Inc. in Houston, Texas. The cost of these data processing services is approximately $55,000 per month.

Item 3.  Legal Proceedings.

The Bank is involved in various legal actions arising in the normal course of its business. In the opinion of management, the resolutions of these legal actions are in the aggregate not expected to have a material adverse effect on the Company's results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of MFB's shareholders during the quarter ended September 30, 2002.

Item 4.5.         Executive Officers of Registrant.

Presented below is certain information regarding the executive officers of MFB and MFB Financial:

       Name                           Position
       ----                           --------
Charles J. Viater         President and Chief Executive Officer of MFB
                            and MFB Financial
Donald R. Kyle            Executive Vice President and Chief Operating Officer
                            of MFB Financial
Thomas J. Flournoy        Vice President and Chief Financial Officer
                            of MFB Financial
M. Gilbert Eberhart Secretary of MFB and MFB Financial

Charles J. Viater (age 48) has served as President and Chief Executive Officer of MFB Financial since September 1, 1995. Previously, he served as Chief Financial Officer of Amity Bancshares and Executive Vice President of Amity Federal Savings in Tinley Park, Illinois.

Donald R. Kyle (age 55) has served as Executive Vice President and Chief Operating Officer of MFB Financial since July, 1999. Previously, he served as Regional President of a midwest money center bank.

Thomas J. Flournoy (age 47) began serving as Vice President and Chief Financial Officer in October, 2001. Previously, he served as Vice President and Controller of a regional midwest bank.

M. Gilbert Eberhart (age 68) has served as Secretary of MFB Financial since 1987 and of MFB since its organization. He is also a dentist based in Mishawaka.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Information concerning the market price of and dividends paid on the common stock of MFB and related shareholder matters is incorporated by reference to page 46 of MFB's Annual Report to Shareholders for the fiscal year ended September 30, 2002 (The "Annual Report"). MFB sold no equity securities during the period covered by this report that were not registered under the Securities Act of 1933

Since MFB has no independent operations or other subsidiaries to generate income, its ability to accumulate earnings for the payment of cash dividends to its shareholders is directly dependent upon the earnings on its investment securities and ability of the Bank to pay dividends to MFB.

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

See Item 12 for disclosure required about certain equity compensation plans.

Item 6.  Selected Financial Data.

The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Data" on page 2 of MFB's Annual Report to Shareholders for its fiscal year ended September 30, 2002 (the "Annual Report").




Item 7.Management's Discussion and Analysis of Financial Condition and Results
                of Operations.

The information required by this item is incorporated by reference to pages 3 through 17 of the Annual Report.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to pages 9 through 11 of the Annual Report.


Item 8.            Financial Statements and Supplementary Data

MFB's Consolidated Financial Statements and Notes thereto contained on pages 18 through 44 of the Annual Report are incorporated herein by reference. MFB's Supplementary Data is contained on page 44 of the Annual Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure.

Not Applicable.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

The information required by this item with respect to directors is incorporated by reference to page 4 of MFB's Proxy Statement for its 2002 Annual Shareholder Meeting (the "Proxy Statement"). Information concerning MFB's executive officers is included in Item 4.5 in Part I of this report. Information concerning compliance by such persons with Section 16(a) of the 1934 Act is incorporated by reference to page 3 of the Proxy Statement.

Item 11.          Executive Compensation

The information required by this item with respect to executive compensation is incorporated by reference to pages 6 through 11 of the Proxy Statement.

Item 12.          Security Ownership of Certain Beneficial Owners and Management
                   and Related  Stockholder Matters.

The following table provides the information about MFB's common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of September 30, 2002.


                                                                                                     Number of securities remaining
                                                                                                      available for future issuance
                                                                                                    under equity compensation plans
                                       Number of securities to be                                          as of September 30, 2002
                                     issued upon exercise of          Weighted-average exercise     (excluding securities reflected
                                     outstanding options, warrants     price of outstanding options,            in column (a)
                                     and rights as of September 30,         warrants and rights                      (c)
                                                  2002                              (b)
                                                  (a)
          Plan category

Equity compensation plans approved
by security holders                          185,950    (1)             $            17.53      (1)               153,500       (1)

Equity compensation plans not approved
by security holders                             -                                       -                             -

Total                                        185,950                    $            17.53                        153,500




(1) Includes the following plans: MFB's stock option plan, 1997 stock option plan and 2002 stock option plan.


Item 13.          Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to page 12 of the Proxy Statement.

                                     PART IV

Item 14. Controls and Procedures

a) Evaluation of disclosure controls and procedures. MFB's chief executive officer and chief financial officer, after evaluating the effectiveness of MFB's disclosure controls and procedures (as defined in Sections 13a
         - 14(c) and 15d - 14(c) of the Securities Exchange Act of 1934, as amended), as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, MFB's disclosure controls and procedures were adequate and are designed to ensure that material information relating to MFB would be made known to such officers by others within MFB.

b) Changes in internal controls. There were no significant changes in MFB's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following financial statements are incorporated by reference as part of this report:

                                                           Pages in the Annual
                                                        Report to Shareholders
                                                          Financial Statements
Report of Independent Auditors                                      18

Consolidated Balance Sheets at September 30, 2002 and 2001          19

Consolidated Statements of Income for the Years Ended
        September 30, 2002, 2001 and 2000                           20

Consolidated Statements of Shareholders' Equity for
        the Years ended September 30, 2002, 2001 and 2000           21

Consolidated Statements of Cash Flows for the Years ended
        September 30, 2002, 2001 and 2000                         22-23

Notes to Consolidated Financial Statements                        24-44



(b) MFB filed seven Form 8-K reports during the year ended September 30, 2002. Date of report: October 18, 2001
 Item reported : News release dated October 18, 2001, regarding the announcement of its fourth quarter earnings and declaration of an $.10 per share cash dividend, payable on November 13, 2001, to shareholders of record on October 30, 2001.

Date of report:  January 16, 2002
 Item reported: News release dated January 16, 2002, regarding the announcement of first quarter earnings and the declaration of a $.105 per share cash dividend payable on February 12, 2002 to holders of record on January 29, 2002.

Date of report:  April 17, 2002
Item reported: News release dated April 17, 2002, regarding the announcement of second quarter earnings and declaration of a $.105 per share cash dividend payable on May 14, 2002 to holders of record on April 30, 2002.

Date of report:  June 19, 2002
 Item reported : News release dated June 19, 2002 regarding the announcement of third quarter charge to earnings related to a specific commercial loan customer.

Date of report:  July 2, 2002
Item reported :      News release dated July 2,2002, regarding the announcement of third  quarter  charge to earnings for WorldCom Inc.
                     Investment.

Date of report:  July 18, 2002
Item reported : News release dated July 18, 2002, regarding the announcement of third quarter earnings and declaration of a $.105 per share cash dividend payable on August 13, 2002 to holders of record on July 30, 2002.

Date of report:  August 13, 2002
Item reported : News release dated August 13, 2002, MFB Corp files Form 10Q which revises previously announced financial results.



(c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page 50.

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

                                    MFB CORP.

Date: December 24, 2002                                By: /s/ Charles J Viater
                                                           --------------------
                                                Charles J. Viater,President and
                                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Charles J. Viater                             /s/       M. Gilbert Eberhart
---------------------                             -----------------------------
Charles J. Viater                                 M. Gilbert Eberhart, Director
President, Chief Executive Officer
and Director                                        Date: /s/ December 23, 2002
(Principal Executive Officer)                             ---------------------

                                                  /s/           Thomas F. Hums
Date: /s/ December 23, 2002                      ------------------------------
      ---------------------                       Thomas F. Hums,
                                                  Chairman of the Board

                                                   Date: /s/ December 23, 2002
                                                        -----------------------

/s/ Thomas J. Flournoy                            /s/      Johnathan E. Kintner
----------------------                           ------------------------------
Thomas J. Flournoy                                Jonathan E. Kintner, Director
Vice President and
Chief Financial Officer                            Date: /s/ December 23, 2002
(Principal Financial and Accounting                      ---------------------
Officer)
                                                  /s/       Christine A. Lauber
                                                  -----------------------------
                                                  Christine A. Lauber, Director

Date: /s/ December 23, 2002                         Date: /s/ December 23, 2002
      ---------------------                               ---------------------

                                                  /s/         Michael J. Marien
                                                  -----------------------------
                                                    Michael J. Marien, Director

                                                    Date: /s/ December 23, 2002
                                                          ---------------------

                                                  /s/         Reginald H. Wagle
                                                  -----------------------------
                                                    Reginald H. Wagle, Director

                                                    Date: /s/ December 23, 2002
                                                          ---------------------

                                  CERTIFICATION

         I, Charles J. Viater , certify that:

1.       I have reviewed this annual report on Form 10-K of MFB Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:/s/ December 23, 2002


                                /s/ Charles J. Viater, Chief Executive Officer
                                ----------------------------------------------
                                Charles J. Viater
                                Chief Executive Officer

                                  CERTIFICATION

                  I, Thomas J. Flournoy, certify that:

1.       I have reviewed this annual report on Form 10-K of MFB Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Dated: /s/ December 23, 2002


                                /s/ Thomas J. Flournoy, Chief Financial Officer
                                -----------------------------------------------
                                Thomas J. Flournoy
                                Chief Financial Officer





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

         Signed this 23rd day of December, 2002.




/s/ Thomas J. Flournoy                         /s/ Charles J. Viater
---------------------------------             ---------------------------------
(Signature of Authorized Officer)             (Signature of Authorized Officer)

Thomas J. Flournoy                             Charles J. Viater
---------------------------------             ---------------------------------
(Typed Name)                                  (Typed Name)

Chief Financial Officer                        Chief Executive Officer
---------------------------------             ---------------------------------
(Title)                                        (Title)

                                  EXHIBIT LIST
Exhibit Index
3(l) The Articles of Incorporation of the Registrant is incorporated by Reference to Exhibit 3(l) to the Registration Statement on Form S-I (Registration No. 33-73098).

3(2)         The Code of By-Laws of Registration is incorporated by reference to
             Item 7-Exhibit 3 of the October 15, 1995 Securities and Exchange Commission Form 8K Report.

10(1) MFB Financial Recognition and Retention Plans and Trusts are incorporated by reference to Exhibit B to the Registrants definitive Proxy Statement in respect of its 1996 Annual Shareholder Meeting.*

10(2) MFB Corp. Stock Option Plan is incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement in respect of its 1996 Annual Shareholder Meeting.*

10(3) The MFB Corp. 1997 Stock Option Plan is incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement in respect of its 1997 Annual Shareholder Meeting. *

10(4) MFB Corp. 2002 Stock Option Plan is incorporated by reference to Exhibit A to the Registrant's definitive proxy statement in respect of its 2001 Annual Shareholder Meeting. *

10(5) Employment Agreement between MFB Financial and Charles J. Viater is incorporated by reference to Exhibit 10(3) to the Registrant's Form 10-K filed for its fiscal year ended September 30, 1997. *

10(6) Employment Agreement between MFB Financial and Donald R. Kyle dated July 1, 1999 is incorporated by reference to Exhibit 10(8) to the Registrant's Form 10-K filed for its fiscal year end September 30, 2000. *

10(7) Employment Agreement between MFB Financial and Thomas J. Flournoy dated October 22, 2001.

11           Statement regarding computation of
             earnings per share (**)

13           Shareholder Annual Report.

21           Subsidiaries of the Registrant.

23           Consent of Crowe, Chizek and
             Company LLP.

* Management contracts and plans required to be filed as exhibits are included as Exhibits 10(1) - 10(7).

** See Notes 1 and 2 of Notes to Consolidated Financial Statements, included in the 2002 Shareholder Annual Report as Exhibit 13.