Form 10-Q
period 2002-12-31
MFB CORP
filed 2003-02-12
CIK 916396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED December 31, 2002


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

                                 (574) 255-3146
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act)
                                                Yes ___          No   X
                                                                  -------

The number of shares of the registrant's common stock, without par value, outstanding as of January 31, 2003 was 1,282,610.





                             MFB CORP. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX


                                                                       Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

       Consolidated Balance Sheets
       December 31, 2002 (Unaudited) and September 30, 2002                  3

       Consolidated Statements of Income (Unaudited)
       Three months ended December 31, 2002 and 2001                         4

       Condensed Consolidated Statements of Changes in Shareholders' Equity
                 (Unaudited)
         Three months ended December 31, 2002 and 2001                       5

       Consolidated Statements of Cash Flows (Unaudited)
       Three months ended December 31, 2002 and 2001                         6

       Notes to (Unaudited) Consolidated Financial Statements
                December 31, 2002                                            7

   Item 2.  Management's Discussion and Analysis of Financial Condition
                 And Results of Operations                                  13

        Results of Operations                                               14

          Balance Sheet Composition                                         14

           Liquidity and Capital Resources                                  15

           Critical Accounting Policies                                     17

   Item 3. Quantitative and Qualitative Disclosures About Market Risk       17

   Item 4. Controls and Procedures                                          19

   Part II.  Other Information


   Items 1-6.                                                               20


   Signatures                                                               21

   Certifications                                                           22

                           MFB CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    December 31, 2002 and September 30, 2002
                    (In thousands, except share information)
                                  (Unaudited)

                                                                                              December 31          September 30
                                                                                                  2002                 2002
ASSETS
Cash and due from financial institutions                                                         $    15,082          $   13,647
Interest - bearing deposits in other financial institutions - short term                               9,768              13,935
                                                                                            -----------------     ---------------
     Total cash and cash equivalents                                                                  24,850              27,582

Securities available for sale                                                                         52,963              53,585
Interest-bearing time deposits in other financial institutions                                           500                 500
Federal Home Loan Bank (FHLB) stock, at cost                                                           6,308               6,308
Investment in limited partnership                                                                      2,678               2,713

Loans held for sale                                                                                   17,426               6,404

Loans receivable                                                                                     298,025             316,391
     Less: allowance for loan losses                                                                 (5,582)             (5,143)
                                                                                            -----------------     ---------------
          Loan receivable, net                                                                       292,443             311,248

Accrued interest receivable                                                                            1,679               1,766
Premises and equipment, net                                                                            5,046               5,054
Mortgage servicing rights, net of accumulated amortization of
      $889 - 12/31/02 and $605 - 09/30/02                                                              1,761               1,617
Cash surrender value of life insurance                                                                 5,000                   -
Other assets                                                                                           3,181               4,423
                                                                                            -----------------     ---------------

     Total assets                                                                                $   413,835          $  421,200
                                                                                            =================     ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
          Noninterest-bearing demand deposits                                                    $    20,362          $   20,270
          Savings, NOW and MMDA deposits                                                              88,497              86,559
          Time deposits                                                                              150,351             157,548
                                                                                            -----------------     ---------------
               Total deposits                                                                        259,210             264,377
     FHLB advances
                                                                                            118,915               119,215
     Advances from borrowers for taxes and insurance                                                     670               1,414
     Accrued expenses and other liabilities                                                            1,537               2,242
                                                                                            -----------------     ---------------
          Total liabilities                                                                          380,332             387,248

Shareholders' equity
     Common stock, no par value, 5,000,000 shares authorized;
     shares issued: 1,689,417-12/31/02 and 09/30/02
     shares outstanding: 1,284,749-12/31/02 and 1,330,049-09/30/02                                    12,846              12,880
     Retained earnings - substantially restricted                                                     29,804              29,183
     Accumulated other comprehensive income (loss),
           net of tax of $40 -12/31/02 and $57 - 09/30/02                                              (222)               (194)
     Treasury stock, 404,668 common shares - 12/31/02
      359,368 common shares - 09/30/02, at cost                                                      (8,925)             (7,917)
                                                                                            -----------------     ---------------
          Total shareholders' equity                                                                  33,503              33,952
                                                                                            -----------------     ---------------
               Total Liabilities and Shareholders' equity                                        $   413,835          $  421,200
                                                                                            =================     ===============

                        MFB CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  Three months ended December 31, 2002 and 2001
                   (in thousands except per share information)

                                                                     Three Months Ended
                                                                          December 31,
                                                                 2002               2001
                                                             --------------     -------------
Interest income
     Loans receivable, including fees
          Mortgage loans                                         $   2,583          $  3,056
          Consumer and other loans                                     501               554
          Commercial loans                                           2,286             2,236
     Securities - taxable                                              589               736
     Other interest-bearing assets                                      80               158
                                                             --------------     -------------
          Total interest income                                      6,039             6,740
Interest expense
     Deposits                                                        1,556             1,955
     FHLB advances                                                   1,703             1,709
     Securities sold under agreements to repurchase                      -                53
                                                             --------------     -------------
          Total interest expense                                     3,259             3,717
                                                             --------------     -------------
Net interest income                                                  2,780             3,023
Provision for loan losses                                              450               232
                                                             --------------     -------------
Net interest income after provision for loan losses                  2,330             2,791
Noninterest income
     Service charges on deposit accounts                               296               260
     Trust fee income                                                  103                58
     Insurance commissions                                              41                38
     Net realized gains from sales of loans                            974               580
     Loan servicing fees, net                                        (193)              (58)
     Gain on sale of securities                                         40                 -
     Other income                                                       61                45
                                                             --------------     -------------
                                                             --------------     -------------
          Total noninterest income                                   1,322               923
Noninterest expense
     Salaries and employee benefits                                  1,608             1,398
     Occupancy and equipment                                           340               361
     Data processing expense                                           170               159
     Other expense                                                     465               390
                                                             --------------     -------------
          Total noninterest expense                                  2,583             2,308

Income before income taxes                                           1,069             1,406
Income tax expense                                                     308               507
                                                             --------------     -------------
Net income                                                        $    761           $   899
                                                             ==============     =============

Basic earnings per common share                                   $   0.58          $   0.67
Diluted earnings per common share                                 $   0.56          $   0.66




      See accompanying notes to (unaudited) consolidated financial statements
                              MFB CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                        SHAREHOLDERS' EQUITY (UNAUDITED)
                 Three months ended December 31, 2002 and 2001
                                (In thousands)

                                                                 Three Months Ended
                                                                    December 31,
                                                              2002             2001
                                                              ----             ----
Balance at beginning of period                                $ 33,952         $ 34,380
Purchase of treasury stock                                      (1,071)            (117)
Stock option exercise                                               29              115
Cash dividends declared                                           (140)            (134)
Comprehensive income (loss):
     Net income (loss)                                             761              899
     Net change in net unrealized gains and losses on
                  securities available for sale, net               (28)            (130)
of tax effects
                                                           ------------    -------------
Total comprehensive income (loss)                                 (449)             769

Balance at end of period                                      $ 33,503         $ 35,013
                                                           ============    =============






























    See accompanying notes to (unaudited) consolidated financial statements.
                                MFB CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                   Three months ended December 31, 2002 and 2001                                Three Months Ended
                                  (In Thousands)                                                       December 31,
                                                                                                   2002               2001
                                                                                                   ----               ----
Cash flows from operating activities
Net income                                                                                          $  761             $   899
Adjustments to reconcile net income to net cash from operating activities
     Depreciation and amortization, net of accretion                                                   332                 195
     Provision for loan losses                                                                         450                 232
     Net gains from sales of securities available for sale                                            (40)                   -
     Net realized gains from sales of loans                                                          (974)               (580)
     Amortization of mortgage servicing rights                                                         284                 120
     Origination of loans held for sale                                                           (34,681)            (25,584)
     Proceeds from sales of loans held for sale                                                     34,663              24,287
     Equity in loss of investment in limited partnership                                                35                  42
     Net change in:
          Accrued interest receivable                                                                   87                 123
          Other assets                                                                               1,258                 600
          Accrued expenses and other liabilities                                                     (705)               (257)
                                                                                                -----------       -------------
               Net cash from operating activities                                                    1,470                  77

Cash flows from investing activities
     Net change in loans receivable                                                                  7,898               7,595
     Proceeds from:
          Principal payments of mortgage-backed and related securities                               6,914               4,961
          Maturities and calls of securities available for sale                                      1,000               9,145
          Sales of securities available for sale                                                       160                   -
     Purchase of:
          Securities available for sale                                                            (7,660)            (24,630)
          Life insurance                                                                           (5,000)                   -
          Premises and equipment, net                                                                (121)                (67)
                                                                                                -----------       -------------
Net cash from investing activities                                                                   3,191             (2,996)

Cash flows from financing activities
     Purchase of MFB Corp common stock                                                             (1,071)               (117)
     Net change in deposits                                                                        (5,167)               1,582
     Net change in securities sold under agreement to repurchase                                         -               (979)
     Repayment of FHLB borrowings                                                                    (300)               (350)
     Proceeds from exercise of stock options                                                            29                  90
     Net change in advances from borrowers for taxes and insurance                                   (744)               (849)
     Cash dividends paid                                                                             (140)               (134)
                                                                                                -----------       -------------
               Net cash used in financing activities                                               (7,393)               (757)

     Net change in cash and cash equivalents                                                       (2,732)             (3,676)
     Cash and cash equivalents at beginning of period                                               27,582              34,223
                                                                                                -----------       -------------
Cash and cash equivalents at end of period                                                          24,850            $ 30,547
                                                                                                ===========       =============
Supplemental disclosures of cash flow information Cash paid during the period for:
          Interest                                                                                  $2,877             $ 3,734
          Income taxes                                                                                   -                 100

Supplemental schedule of noncash investing activities:
     Transfer from:
          Loans receivable to loans held for sale                                                  $10,457               $   -


                                 MFB CORP. AND SUBSIDIARIES
             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

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

Basis of Presentation: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of the financial statements. In the opinion of management, the consolidated financial statements contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of December 31, 2002 and September 30, 2002, and the consolidated statements of income, the condensed consolidated statements of changes in shareholders' equity and the consolidated statements of cash flows for the three months ended December 31, 2002 and 2001. All significant intercompany transactions and balances are eliminated in consolidation.

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
















                                   (Continued)
NOTE 2 - EARNINGS PER COMMON SHARE (Continued)

The computations of basic earnings per common share and diluted earnings per common share for the periods ended December 31, 2002 and 2001 are presented below.

                                                              Three Months Ended
                                                                  December 31,
                                                                2002           2001
                                                                ----           ----
                     (in thousands except per share information)
Basic Earnings Per Common Share

     Net income                                                   $ 761         $  899
                                                             ===========    ===========

     Weighted average common shares outstanding for
basic earnings per common share                                   1,316          1,339
                                                             ===========    ===========

Basic Earnings Per Common Share                                   $ .58         $  .67
                                                             ===========    ===========


Diluted Earnings Per Common Share

     Net income                                                   $ 761         $  899
                                                             ===========    ===========

     Weighted average common shares outstanding
for basic earnings per common share                               1,316          1,339
     Add: Dilutive effects of assumed exercises
of                 stock options                                     38             34
                                                             -----------    -----------
     Weighed average common and
dilutive                      potential common shares             1,354          1,373
outstanding
                                                             ===========    ===========

Diluted Earnings Per Common Share                                 $ .56          $ .66
                                                             ===========    ===========



Stock options for 51,750 common shares for the three months ended December 31, 2002 and 75,750 common shares for the three months ended December 30, 2001 were not considered in computing diluted earnings per common share because they were antidilutive.















NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale are as follows:



                                           ..........................December 31, 2002..........................
                                                                     -----------------
                                                                         (in thousands)

                                                                      Gross            Gross
                                                   Amortized       Unrealized        Unrealized          Fair
                                                     Cost             Gains            Losses            Value
Debt securities
     U.S. Government and federal agencies            $ 11,442           $   325           $    -          $ 11,767
     Municipal bonds                                      348                20                -               368
     Mortgage-backed                                   27,356               234             (29)            27,561
     Corporate notes                                    9,762               152            (604)             9,310
                                                  ------------    --------------    -------------    --------------
                                                       48,908               731            (633)            49,006
Marketable equity securities                            4,237                 -            (280)             3,957
                                                  ------------    --------------    -------------    --------------
                                                     $ 53,145           $   731          $ (913)          $ 52,963
                                                  ============    ==============    =============    ==============





                                           ..........................September 30, 2002.........................
                                                                     ------------------
                                                                                 (in thousands)

                                                                      Gross            Gross
                                                   Amortized       Unrealized        Unrealized          Fair
                                                     Cost             Gains            Losses            Value
Debt securities
     U.S. Government and federal agencies            $ 12,485           $   329          $     -          $ 12,814
     Municipal bonds                                      349                19                -               368
     Mortgage-backed                                   26,771               272              (6)            27,037
     Commercial paper                                       -                 -                -                 -
     Corporate notes                                    9,880               138            (609)             9,409
                                                  ------------    --------------    -------------    --------------
                                                       49,485               758            (615)            49,628
Marketable equity securities                            4,237                 -            (280)             3,957
                                                  ------------    --------------    -------------    --------------
                                                     $ 53,722           $   758         $  (895)          $ 53,585
                                                  ============    ==============    =============    ==============

NOTE 4 - LOANS RECEIVABLE, NET

Loans receivable at December 31, 2002 and September 30, 2002 are summarized as follows:

                                                                                             December 31,        September 30,
                                                                                                 2002                2002
                                                                                           -----------------    ----------------
First mortgage loans (principally conventional)                                                       (in thousands)
     Principal balances
          Secured by one to four family  residences                                             $   126,683          $  146,942
          Construction loans                                                                         12,135              15,863
          Others                                                                                      5,896               6,027
                                                                                           -----------------    ----------------
                                                                                                    144,714             168,832

          Less undisbursed portion of construction and other mortgage loans                           (116)               (103)
                                                                                           -----------------    ----------------
               Total first mortgage loans                                                           144,598             168,729

Commercial loans:
     Principal balances
          Commercial                                                                            $    49,304          $   48,438
          Commercial real estate                                                                     77,467              72,703
                                                                                           -----------------    ----------------
                                                                                           -----------------    ----------------
               Total commercial loans                                                               126,771             121,141

Consumer loans:
          Home equity and second mortgage                                                       $    21,548          $   21,150
          Other                                                                                       5,852               6,165
                                                                                           -----------------    ----------------
               Total consumer loans                                                                  27,400              27,315

Net deferred loan origination fees                                                                    (744)               (794)
                                                                                           -----------------    ----------------

Total loans receivable                                                                          $   298,025          $  316,391
                                                                                           =================    ================


Activity in the allowance for loan losses is summarized as follows for the three months ended December 31, 2002 and for the year ended September 30, 2002.

                                                                                            December 31,        September 30,
                                                                                                2002                 2002
                                                                                           ----------------    -----------------
                                                                                                      (in thousands)
Balance at beginning of year                                                                  $ 5,143                    $ 4,632
      Provision for loan losses                                                                   450                      3,370
      Charge-offs                                                                                 (11)                    (2,873)
      Recoveries                                                                                     -                        14
                                                                                           ----------------    -----------------
Balance at end of year                                                                       $  5,582             $        5,143
                                                                                           ================    =================













NOTE 4 - LOANS RECEIVABLE, NET (continued)

                                                                                         Quarter Ended           Year Ended
                                                                                         December 31,           September 30,
Impaired loans were as follows:                                                              2002                   2002
                                                                                       ------------------     ------------------
                                                                                                    (in thousands)
Quarter-ended and year-end balances with no allocated allowance for loan losses                 $      -               $      -

Quarter-ended and year-end loans with allocated allowances for loan losses                         5,881                  6,567
                                                                                       ------------------     ------------------
                                                                                Total           $  5,881               $  6,567
                                                                                       ==================     ==================

Amount of the allowance for loan losses allocated                                               $  1,848               $  1,773

Average of impaired loans                                                                          5,938                  8,070

Interest income recognized during impairment                                                          25                    227

Cash-basis interest income recognized during impairment                                               25                    226




Nonperforming loans were as follows at December 31, 2002 and September 30, 2002:
                                                                                         December 31,          September 30,
                                                                                             2002                  2002
                                                                                       ------------------    ------------------
                                                                                                   (in thousands)
Loans past due over 90 days still on accrual status                                               $    -                $    -
Nonaccrual loans                                                                                   4,822                 5,464
                                                                                       ------------------    ------------------
      Total Nonperforming loans                                                                 $  4,822              $  5,464

NOTE 5 - STOCK OPTIONS

The Board of Directors of the Company has adopted the MFB Corp. Stock Option Plans (the "Option Plans"). The number of options authorized under the Option Plans totals 450,000 shares of common stock. Officers, employees and outside directors of the Company and its subsidiary are eligible to participate in the Option Plans. The option exercise price must be no less than 85% of the fair market value of common stock on the date of the grant, and the option term cannot exceed ten years and one day from the date of the grant. As of December 31, 2002, all options granted have an exercise price of at least 100% of the market value of the common stock on the date of grant and no compensation expense was recognized for stock options for the quarters ended December 31, 2002 and 2001.

The following proforma information presents net income and basic and diluted earning per share had the fair value method been used to measure compensation for stock options granted. The exercise price of options granted is equivalent to the market price of the underlying stock at the grant date; therefore, no compensation expense has been recorded for stock options granted.

                                                                                        December 31,
                                                                                   2002                2001
                                                                                   ----                ----
                                                                                (in thousands except per share data)
     Net income as reported                                                     $        761    $        899
     Proforma net income                                                                 724             870
     Reported earnings per common share
         Basic                                                                          0.58            0.67
         Diluted                                                                        0.56            0.66
     Proforma earnings per common share
         Basic                                                                          0.55            0.65
         Diluted                                                                        0.53            0.63

The weighted average fair value of stock options granted during the three months ended December 31, 2002 and 2001 were $5.82 and $4.07. The fair value of options granted during the three months ended December 31, 2002 and 2001 were estimated using an option pricing model with the following weighted average information as of the grant dates: December 31,

                                                                                   2002              2001
                                                                                   ----              ----

     Risk free rate of interest                                                     3.72%             4.57%
     Expected option life                                                          8 years               8 years
      Expected dividend yield                                                       1.82%                2.05%
     Expected volatility                                                          23.23%               14.55%

In future years, as additional options are granted, the proforma effect on net income and earnings per share may increase. Stock options are used to reward directors and certain executive officers and provide them with an additional equity interest. Options are issued for ten year periods and have varying vesting schedules. Information about options available for grant and options granted follows:

                                                                                                    Weighted-
                                                                                                     Average
                                                      Available              Options                Exercise
                                                      For Grant            Outstanding                Price

     Balance at September 30, 2002                      153,500                185,950           $   17.53
             Options exercised                                -                 (2,900)               10.00
         Options issued                                 (59,000)                59,000                21.30
                                                   -------------          ------------           ----------
     Balance at December 31, 2002                        94,500                242,050                18.54
                                                   ============           ============           ==========

At December 31, 2002, options outstanding had a weighted average remaining life of approximately 5.4 years. There were 162,015 options exercisable December 31, 2002 with a weighted-average exercise price of $16.58.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


GENERAL

MFB Corp. is an Indiana unitary savings and loan holding company organized in 1993, and parent company of its wholly owned savings bank subsidiary, MFB Financial (the "Bank"). MFB Corp. and the Bank (collectively referred to as the "Company") conduct business from their main office in Mishawaka, Indiana and six branch locations in St. Joseph and Elkhart Counties of Indiana. The Bank offers a variety of lending, deposit, trust and other financial services to its retail and commercial customers. The Bank's wholly-owned subsidiary, Mishawaka Financial Services, Inc., offers general property, casualty and life insurance to customers in the Bank's market area. The Bank's wholly-owned subsidiaries, MFB Investments I, Inc., MFB Investments II, Inc. and MFB Investments, LP are Nevada corporations and a Nevada limited partnership that manage a portion of the Bank's investment portfolio.

The principal business of the Bank has historically consisted of attracting deposits from the general public and the business community and making loans secured by various types of collateral, including real estate and general business assets. The Bank is significantly affected by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors including interest rates paid on competing investments, account maturities, fee structures and level of personal income and savings. Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles. Sources of funds for lending activities of the Bank include deposits, borrowings, payments on loans and income provided from operations. The Company's earnings are primarily dependent upon the Bank's net interest income, the difference between interest income and interest expense.
























RESULTS OF OPERATION
COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

The Company's consolidated net income for the three months ended December 31, 2002 was $761,000 or $0.56 diluted earnings (losses) per common share, compared to net income of $899,000 or $0.66 diluted earnings (losses) per share, for the three months ended December 31, 2001. MFB Corp's reduction of net income from the prior year was attributable to a reduction in the Bank's net interest income, an increase in provision for loan losses, and an increase in noninterest expense; partially offset by an increase in noninterest income.

Net interest income before provision for loan losses for the three month period ended December 31, 2002 totaled $2.8 million compared to $3.0 million for the same period one year ago. Total interest income for the first quarter decreased $701,000 and total interest expense decreased $458,000 from the first quarter last year as a result of the overall decline in interest rates.

The provision for loan losses for the first quarter ended December 31, 2002 was $450,000 compared to $232,000 for the first quarter last year. The increase over last year is based on the evaluation of many factors including current economic conditions, changes in the character, mix and size of the loan portfolio, current and past delinquency trends, adequacy of collateral on loans and historical and estimated net charge-offs. The Company's commercial loan portfolio has continued to grow as a percentage of total loans.

Noninterest income increased from $923,000 for the three months ended December 31, 2001 to $1.32 million for the most recent three month period due to an increase in net gains on loan sales, trust fees, deposit fees and gain on sale of securities, offset by a reduction in net loan servicing fees. Net gains on loan sales totaling $974,000 for the first quarter ended December 31, 2002 were up 67.9% over the same period last year. An increase in fixed rate mortgage origination volume and improved secondary market pricing contributed to the increase over last year. Noninterest expenses increased 11.9% from $2.3 million for the first quarter ended December 31, 2001 to $2.6 million this current quarter. The increases for the three month period was primarily due to increases in salaries and employee benefits and other expense. The significant growth in salaries and benefits is the result of staffing several key positions in the organization designed to position the bank for growth in the coming years.

Corresponding to the decline in income before taxes and increased low income housing tax credits, income tax expense decreased from the first quarter ended December 31, 2001 to the first quarter ended December 31, 2002.

BALANCE SHEET COMPOSITION
COMPARISON OF DECEMBER 31, 2002 TO SEPTEMBER 30, 2002

The Company's total assets decreased $7.4 million from $421.2 million as of September 30, 2002 to $413.8 million as of December 31, 2002.

Cash and cash equivalents decreased $2.7 million from $27.6 million at September 30, 2002 to $24.9 million at
December 31, 2002. Net cash from investing activities amounted to $3.2 million and net cash used in financing activities totaled ($7.4) million during the three months ended December 31, 2002.

As of December 31, 2002, the total securities available for sale portfolio amounted to $53.0 million, a decrease of $600,000 from $53.6 million at September 30, 2002. The securities portfolio activity during that period included security purchases of $7.7 million, security maturities and sales of $1.2 million, and principal payments on mortgage-backed and related securities of $6.9 million.

As of December 31, 2002, loans receivable were $298.0 million, a decrease of $18.4 million from $316.4 million at September 30, 2002. Commercial loans outstanding increased by $5.7 million from $121.1 million at September 30, 2002 to $126.8 million at December 31, 2002. Due to increased volume of mortgage loans sold into the secondary market, mortgage loans declined $24.1 million from $168.7 million at September 30, 2002 to $144.6 million at December 31, 2002. Consumer loans, including home equity and second mortgages, increased $85,000 during the three month period. Loans held for sale at December 31, 2002 increased to $17.4 million from $6.4 million at September 30, 2002. This increase is due to a specific mortgage loan sale to two secondary market investors totaling approximately $10.2 million in loans that settled in January, 2003. Diversification of the asset mix in the balance sheet continued to be a focus to improve profit margins, control margin volatility and to appeal to a broader range of customers and potential customers.

During the first quarter ended December 31, 2002, the Company completed secondary market mortgage loans sales totaling $34.2 million and the net gains realized on these loan sales were $974,000 including $428,000 related to recording mortgage loans servicing rights. During the first quarter ended December 31, 2001 sales of $24.3 million yielded net gains on loan sales of $580,000, including $300,000 related to recording mortgage loan servicing rights. The loans sold this year were fixed rate mortgage loans with maturities of fifteen years or longer. The sale of loan production serves as a source of additional liquidity and management anticipates that the Company will continue to deliver fixed rate loans to the secondary market to meet consumer demand, manage interest rate risk, and diversify the asset mix of the Company. On a non-recurring basis, to meet liquidity needs that arise, the Company may sell certain adjustable rate loans from its portfolio.

The allowance for loan losses increased from $5.1 million, or 1.63% of loans, at September 30, 2002 to $5.6 million or 1.87% of loans at December 31, 2002. The allowance is maintained through the provision for loan losses, which is charged to earnings. During this three month period, $450,000 was added to the loan loss reserve due to the current state of the local, regional and national economy and due to the increasing percentage of commercial loans in the Company's loan portfolio. A total of $11,000 of net charge offs were recorded during the same period reducing the loan loss reserve.

The Company's non-performing assets have decreased from $5.9 million at September 30, 2002 to $4.8 million at December 31, 2002. The decrease was attributable to partial liquidations on non-accrual loans and sales of other real estate and nonperforming securities. Impaired loans have decreased from $6.6 million at September 30, 2002 to $5.9 million at December 31, 2002. In management's opinion, the allowance for loan losses is adequate to cover probable incurred losses at December 31, 2002.

Total liabilities decreased from $387.2 million at September 30, 2002 to $380.3 million at December 31, 2002. Total deposits decreased $5.2 million from $264.4 million at September 30, 2002 to $259.2 million at December 31, 2002, primarily due to a $7.2 million decrease in time certificates of deposits, offset by 2.0 million increase in DDA, Savings, NOW and MMDA deposits.

FHLB advances decreased from $119.2 million at September 30, 2002 to $118.9 million at December 31, 2002. The $118.9 million of Federal Home Loan Bank advances have a weighted average interest rate of 5.60% and mature over the next nine years. A total of $20.8 million of these advances mature in the next twelve months.

Total shareholders' equity decreased from $34.0 million as of September 30, 2002 to $33.5 million as of December 31, 2002. Net income of $761,000 was offset by a reduction in the market value of available for sale securities of $28,000 net of tax, cash dividend payments of $140,000 and the repurchase of 48,200 shares of outstanding common stock during this period at a cost of $1.1 million. MFB Corp's equity to assets ratio was 8.10% at December 31, 2002 compared to 8.06% at September 30, 2002. The book value of MFB Corp. stock increased from $25.53 at September 30, 2002 to $26.08 at December 31, 2002.

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

Liquid assets were $78.3 million as of December 31, 2002 compared to $81.7 million as of September 30, 2002. This $3.4 decrease was primarily due to a decrease in short-term deposits with other financial institutions. The sale of fixed rate loan production has provided a source of additional liquidity. Management believes the liquidity level as of December 31, 2002 is sufficient to meet anticipated cash needs.

Short-term borrowings or long-term debt, such as Federal Home Loan Bank advances, are used to compensate for reduction in other sources of funds such as deposits and to assist in asset/liability management. As of December 31, 2002, total FHLB borrowings amounted to $118.9 million and were used primarily to fund loan portfolio growth. The Bank had commitments to fund loan originations with borrowers totaling $91.6 million at December 31, 2002, including $67.2 million in available consumer and commercial lines and letters of credit. Certificates of deposits scheduled to mature in one year or less totaled $59.8 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient cash flow and other cash resources to meet current and anticipated loan funding commitments, deposit customer withdrawal requirements and operating expenses.

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

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

The Bank's actual capital and required capital amounts and ratios at December 31, 2002 and September 30, 2002 are presented below:

                                                                                                    Requirement to be
                                                                                                    Well Capitalized Under
                                                                       Requirement for Capital         Prompt Corrective
                                            Actual                    Adequacy Purposes                Actual Provisions
                                   Amount           Ratio           Amount          Ratio          Amount            Ratio
                                   ------           -----           ------          -----          ------            -----
As of December 31, 2002
     Total capital
      (to risk weighted              $ 36,630        12.88%          $  22,743        8.00%        $  28,428            10.00%
         assets)
     Tier 1 (core) capital
      (to risk weighted                33,076       11.63               11,491       4.00             17,057             6.00
         assets)
     Tier 1 (core) capital
     (to adjusted total                33,076       8.00                16,541       4.00             20,676             5.00
         assets)
As of September 30, 2002
     Total capital
      (to risk weighted             $  36,167        12.83%          $  22,553        8.00%        $  28,191            10.00%
        assets)
     Tier 1 (core) capital
      (to risk weighted                32,948       11.69               11,276       4.00             16,914             6.00
        assets)
     Tier 1 (core) capital
     (to adjusted total                32,948       7.83                16,824       4.00             21,032             5.00
         assets)

As of December 31, 2002, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.

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

CRITICAL ACCOUNTING POLICIES

Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Fact and circumstances which could affect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments and the valuation of mortgage servicing rights. The Company's critical accounting policies are discussed in detail in the Annual Report for the year ended September 30, 2002 (incorporated by reference as part of the Company's 10K filing) in Note 1 of the Notes to the Consolidated Financial Statements under "Securities," "Mortgage Banking Activities," and "Loans Receivable".


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to interest rate risk to the degree that its interest-bearing liabilities, primarily deposits and Federal Home Loan Bank
(FHLB) advances, reprice more rapidly, or at different rates than its interest-earning assets.

A key element of the Company's asset/liability plan is to protect net earnings by managing the maturity or repricing mismatch between its interest-earning assets and rate-sensitive liabilities. The Company has sought to reduce exposure to its earnings by holding adjustable rate loans and selling fixed rate loans into the secondary market, and by extending funding maturities through the use of FHLB advances and longer term certificates of deposit.

As part of its efforts to monitor and manage interest rate risk, the Company uses the Net Portfolio Value ("NPV") methodology adopted by the Office of Thrift Supervision (OTS) as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance-sheet contracts. The difference as a percentage of the value of assets is the NPV ratio which was 5.82% as of September 30, 2002 (the most recently available data). Management and the Board of Directors review the OTS measurements on a quarterly basis to determine whether the Company's interest rate exposure is within the limits established by the Board of Directors in the Company's interest rate risk policy. The Company's interest-earning assets and interest-bearing liabilities have not changed materially from September 30, 2002 to December 31, 2002.

The Company's asset/liability management strategy dictates acceptable limits on the amounts of change in NPV given certain changes in interest rates. The table presented here, as of September 30, 2002, is an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 300 basis points. Due to the abnormally low interest rate environment prevailing at September 30, 2002, meaningful data was not available from the OTS model for the (-200) and (-300) basis point scenario and therefore is not included in the table below.

                                               (dollars are in thousands)
       Interest Rate                              Net Portfolio Value                             NPV as % of Portfolio
      Changes in Basis                                                                                  Value of Assets
           Points                                                                               NPV
      (Rate Shock) (1)               $ Amount            $ Change           % Change           Ratio            Change (1)
-----------------------------    -----------------    ----------------    -------------     -------------    -----------------

            +300                           26,794               1,896               8%             6.50%                   68

            +200                           28,363               3,465              14%             6.78%                   95

            +100                           27,708               2,811              11%             6.54%                   71

             0                             24,898                   -                -             5.82%                    -

            -100                           21,306             (3,591)            (14%)             4.94%                 (88)

(1)      Expressed in basis points

As illustrated in the September 30, 2002 table, the Company's NPV will decline if rates fall, and the NPV would increase if rates were to rise. During the quarter ended September 30, 2002, the Company experienced a decrease in adjustable rate mortgages that reprice on a longer term basis and an increase in three and five year maturity CDs, both of which had the effect of increasing NPV in a rising rate scenario in the OTS model.

Specifically, the table indicates that at September 30, 2002, the Company's NPV was $24.9 million or 5.82% of the market value of portfolio assets. Based upon the assumptions utilized, an immediate 300 basis point increase in market interest rates would result in a $1.9 million or 8% increase in the Company's NPV and would result in a 68 basis point or 12% increase in the Company's NPV ratio to 6.50%. Conversely, an immediate 100 basis point decrease in market interest rates would result in a $3.6 million or 14% decrease in the Company's NPV, and a 88 basis point or 17.8% decrease in the Company's NPV ratio to 4.94%.

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

The Board of Directors and management of the Company believe that certain factors afford the Company the ability to operate successfully despite its exposure to interest rate risk. The Company manages its interest rate risk by originating and selling the majority of its fixed rate one-to-four family real estate loans. While the Company generally originates adjustable rate mortgage loans for its own portfolio, fixed rate first mortgage loans may be retained in the portfolio from time to time. Loans classified as held for sale as of December 31, 2002 totaled $17.4 million compared to $6.4 million at September 30, 2002. The Company retains the servicing on the majority of loans sold in the secondary market and, at December 31, 2002, $149 million in such loans were being serviced for others.

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

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended), as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and are designed to ensure that material information relating to the Company would be made known to such officers by others within the Company.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.

           None

Item 2.    Changes in Securities and Use of Proceeds.

           None

Item 3.    Defaults Upon Senior Securities.

           None

Item 4. Submission of Matters to a Vote of Security Holders (a) The Annual Meeting of Shareholders was held on January 21, 2003.
(b) Each of the persons named in the proxy statement as a nominee for director was elected. (c) The following are the voting results on each matter submitted to the shareholders:

                                               For       Against        Abstain
 1)   Election of Directors
      M. Gilbert Eberhart                    950,135      83,308              -
      Jonathan E. Kintner                    950,135      83,308              -

2)    Appointment of Crowe, Chizek         1,006,837      18,579          8,027
      & Company as auditors for 2003

The text of the matters referred to under this Item 4 is set forth in the proxy statement dated December 16, 2002 previously filed with the Securities and Exchange Commission, and is incorporated herein by reference.

Item 5.   Other Information.

           None

Item 6.    Exhibits and Reports on Form 8-K.

          (a)    MFB Corp. filed one Form 8-K report during the quarter ended
                 December 31, 2002. Date of report: October 18, 2002
                    Items reported: News release dated October 18,
                            2002 regarding the announcement of fourth quarter earnings (losses) and announcement of a cash dividend payable on November 12, 2002 to holders of record on October 29, 2002.

                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



MFB CORP.




Date: /s/ 02/12/03          By   /s/ Charles J Viater
    ---------                  --------------------------------------------
                                Charles J. Viater
                                President and Chief Executive Officer



Date :/s/ 02/12/03          By    /s/ Thomas J Flournoy
     --------                   --------------------------------------------
                                Thomas J. Flournoy
                                Chief Financial Officer

                                  CERTIFICATION

                  I,    Charles J. Viater, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of MFB Corp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date:_/s/ 02/12/03_____________              /s/ Charles J Viater
                                            ---------------------------------
                                               Charles J. Viater
                                               Chief Executive Officer

                                  CERTIFICATION

                  I,    Thomas J. Flournoy, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of MFB Corp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date ;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:_/s/ 02/12/03_________             /s/ Thomas J Flournoy
                                            -------------------------------
                                               Thomas J. Flournoy
                                               Chief Financial Officer



                                  CERTIFICATION

         By signing below, each of the undersigned officers hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her knowledge, (i) this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of MFB Corp.

         Signed this 12th day of February, 2003.




       Thomas J. Flournoy                                Charles J. Viater

    Chief Financial Officer                           Chief Executive Officer
----------------------------------                  ---------------------------
(Title)                                                       (Title)