Form 10-Q
period 2003-03-31
MFB CORP
filed 2003-05-08
CIK 916396

24




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2003


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

                                      None

(Former name, former address and former fiscal year,if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        (1)   Yes   X                         No
                                  ----                          -----
                        (2)   Yes   X                         No
                                 -----                          -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
                                        Yes ___          No   X
                                                          -------

The number of shares of the registrant's common stock, without par value, outstanding as of April 30, 2003 was 1,266,610.





                          MFB CORP. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX


                                                                        Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

Consolidated Balance Sheets
March 31 2003 (Unaudited) and September 30, 2002                              3

Consolidated Statements of Income (Unaudited)
Three and six  months ended March 31, 2003 and 2002                           4

Condensed Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
Three and six months ended March 31, 2003 and 2002                            5

Consolidated Statements of Cash Flows (Unaudited)
Six months ended March 31, 2003 and 2002                                      6

Notes to (Unaudited) Consolidated Financial Statements March 31, 2003         7

   Item 2.  Management's Discussion and Analysis of Financial Condition
               And Results of Operations                                     13

        Results of Operations                                                13

          Balance Sheet Composition                                          14

           Liquidity and Capital Resources                                   15

           Critical Accounting Policies                                      17

   Item 3. Quantitative and Qualitative Disclosures About Market Risk        17

   Item 4. Controls and Procedures                                           19

   Part II.  Other Information


   Items 1-6.                                                                20


Signatures                                                                   21

   Certifications                                                            22

                            MFB CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2003 and September 30, 2002
              (In thousands, except share information) (Unaudited)

                                                                                                March 31           September 30
                                                                                                  2003                 2002
ASSETS
Cash and due from financial institutions                                                         $    12,040          $   13,647
Interest - bearing deposits in other financial institutions - short term                              43,337              13,935
                                                                                            -----------------     ---------------
     Total cash and cash equivalents                                                                  55,377              27,582

Securities available for sale                                                                         47,659              53,585
Interest-bearing time deposits in other financial institutions                                           500                 500
Federal Home Loan Bank (FHLB) stock, at cost                                                           6,308               6,308
Investment in limited partnership                                                                      2,642               2,713

Loans held for sale                                                                                    3,171               6,404

Loans receivable                                                                                     307,771             316,391
     Less: allowance for loan losses                                                                 (5,603)             (5,143)
                                                                                            -----------------     ---------------
          Loan receivable, net                                                                       302,168             311,248

Accrued interest receivable                                                                            1,635               1,766
Premises and equipment, net                                                                            5,211               5,054
Mortgage servicing rights, net of accumulated amortization of
      $1,179 - 03/31/03 and $605 - 09/30/02                                                            1,753               1,617
Cash surrender value of life insurance                                                                 5,082                   -
Other assets                                                                                           3,707               4,423
                                                                                            -----------------     ---------------

     Total assets                                                                                $   435,213          $  421,200
                                                                                            =================     ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
          Noninterest-bearing demand deposits                                                    $    21,624          $   20,270
          Savings, NOW and MMDA deposits                                                              98,786              86,559
          Time deposits                                                                              158,954             157,548
                                                                                            -----------------     ---------------
               Total deposits                                                                        279,364             264,377

     FHLB advances
                                                                                            118,915               119,215
     Loans from Correspondent Banks                                                                      300                   -
     Advances from borrowers for taxes and insurance                                                   1,264               1,414
     Accrued expenses and other liabilities                                                            2,231               2,242
                                                                                            -----------------     ---------------
          Total liabilities                                                                          402,074             387,248

Shareholders' equity
     Common stock, no par value, 5,000,000 shares authorized;
     shares issued: 1,689,417-03/31/03 and 09/30/02
     shares outstanding: 1,266,610-03/31/03 and 1,330,049-09/30/02                                    12,778              12,880
     Retained earnings - substantially restricted                                                     30,133              29,183
     Accumulated other comprehensive income (loss),
           net of tax of $(9) -03/31/03 and $57 - 09/30/02                                             (438)               (194)
     Treasury stock, 422,807 common shares - 03/31/03
      359,368 common shares - 09/30/02, at cost                                                      (9,334)             (7,917)
                                                                                            -----------------     ---------------
          Total shareholders' equity                                                                  33,139              33,952
                                                                                            -----------------     ---------------
               Total Liabilities and Shareholders' equity                                        $   435,213          $  421,200
                                                                                            =================     ===============


                              MFB CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               Three and six months ended March 31, 2003 and 2002
                   (in thousands except per share information)


                                                          Three Months Ended             Six Months Ended
                                                               March 31                            March 31
                                                         2003              2002             2003            2002

Interest income
    Loans receivable, including fees
          Mortgage loans                                 $  2,251          $  2,850         $  4,834         $ 5,906
          Consumer and other loans                            448               479              949           1,030
          Commercial loans                                  2,248             2,120            4,534           4,360
    Securities - taxable                                      550               738            1,139           1,474
    Other interest-bearing assets                              71               132              151             289
                                                      ------------     -------------    -------------    ------------

          Total interest income                             5,568             6,319           11,607          13,059
Interest expense
    Deposits                                                1,447             1,731            3,003           3,686
    FHLB advances                                           1,666             1,671            3,369           3,380
    Securities sold under agreements to repurchase              -                40                -              92

                                                      ------------     -------------    -------------    ------------
          Total interest expense                            3,113             3,442            6,372           7,158
                                                      ------------     -------------    -------------    ------------

Net interest income                                         2,455             2,877            5,235           5,901
Provision for loan losses                                     450               452              900             685
                                                      ------------     -------------    -------------    ------------

Net interest income after provision for loan losses         2,005             2,425            4,335           5,216
Noninterest income
     Service charges on deposit accounts                      305               236              601             497
     Trust fee income                                         124                58              227             115
     Insurance commissions                                     44                30               85              69
     Net realized gains from sales of loans                   934               341            1,908             921
     Loan servicing fees, net                               (184)                 9            (377)            (50)
     Gain on sale of securities                                 0                 -               40               -
     Other income                                             211                22              272              67
                                                      ------------     -------------    -------------    ------------
                                                      ------------     -------------    -------------    ------------
          Total noninterest income                          1,434               696            2,756           1,619
Noninterest expense
     Salaries and employee benefits                         1,699             1,521            3,307           2,919
     Occupancy and equipment                                  392               374              732             735
     Data processing expense                                  191               169              361             328
     Other expense                                            596               551            1,061             941
                                                      ------------     -------------    -------------    ------------
                                                      ------------     -------------
          Total noninterest expense                         2,878             2,615            5,461           4,923

Income before income taxes                                    561               506            1,630           1,912
Income tax expense                                             91               135              399             642
                                                      ------------     -------------
                                                      ------------     -------------    -------------    ------------
Net income                                                $   470           $   371         $  1,231         $ 1,270
                                                      ============     =============    =============    ============
                                                      ============     =============

Basic earnings per common share                          $   0.37          $   0.28         $   0.95         $  0.95
Diluted earnings per common share                        $   0.36          $   0.26         $   0.92         $  0.92




     See accompanying notes to (unaudited) consolidated financial statements
                                   MFB CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                        SHAREHOLDERS' EQUITY (UNAUDITED)
                Three and six months ended March 31, 2003 and 2002
                                (In thousands)

                                                               Three Months Ended                Six Months Ended
                                                                        March 31,                   March 31,
                                                                2003           2002           2003           2002
                                                                ----           ----           ----           ----
      Balance at beginning of period                           $ 33,503       $ 35,013       $ 33,952       $ 34,380
      Purchase of treasury stock                                  (605)           (64)        (1,676)          (181)
      Stock option exercise                                         128              -            157            115
      Cash dividends declared                                     (141)          (141)          (281)          (275)
      Comprehensive income (loss):
           Net income (loss)                                        470            371          1,231          1,270
           Net change in net unrealized gains and losses
      on         securities available for sale, net of tax        (216)          (561)          (244)          (691)
      effects
                                                             -----------    -----------    -----------    -----------
                                                             -----------    -----------    -----------    -----------
               Total comprehensive income (loss)                    254          (190)            987            579
                                                             -----------    -----------    -----------    -----------
                                                             -----------    -----------    -----------    -----------

      Balance at end of period                                 $ 33,139       $ 34,618       $ 33,139       $ 34,618
                                                             ===========    ===========    ===========    ===========






























      See accompanying notes to (unaudited) consolidated financial statement
                                 MFB CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      Six months ended March 31, 2003 and 2002
                          (In Thousands)

                                                                                                     Six  Months Ended
                                                                                                         March 31,
                                                                                                   2003               2002
                                                                                                   ----               ----
Cash flows from operating activities
Net income                                                                                         $ 1,231            $  1,270
Adjustments to reconcile net income to net cash from operating activities
     Depreciation and amortization, net of accretion                                                   618                 540
     Provision for loan losses                                                                         900                 685
     Net gains from sales of securities available for sale                                            (40)                   -
     Net realized gains from sales of loans                                                        (1,908)               (921)
     Amortization of mortgage servicing rights                                                         574                 181
     Origination of loans held for sale                                                           (50,729)            (39,018)
     Proceeds from sales of loans held for sale                                                     64,816              41,269
     Equity in loss of investment in limited partnership                                                                    92
                                                                                                    71
      Appreciation in cash surrender value of life insurance                                          (82)                  -
     Net change in:
          Accrued interest receivable                                                                  131                (29)
          Other assets                                                                                 811                  90
          Accrued expenses and other liabilities                                                      (10)                (62)
                                                                                                -----------       -------------
               Net cash from operating activities                                                   16,383               4,097
Cash flows from investing activities
     Net change in interest-bearing time deposits in other financial institutions                        -                 500
     Net change in loans receivable                                                                (1,476)                 113
     Proceeds from:
          Principal payments of mortgage-backed and related securities                              13,916              13,433
          Sales, Maturities and calls of securities available for sale                               3,160              14,445
     Purchase of:
          Securities available for sale                                                           (11,816)            (42,321)
          Life insurance                                                                           (5,000)                   -
          Premises and equipment, net                                                                (379)               (147)
                                                                                                -----------       -------------
Net cash from investing activities                                                                 (1,595)            (13,977)
Cash flows from financing activities
     Purchase of MFB Corp common stock                                                             (1,676)               (181)
     Net change in deposits                                                                         14,987               8,350
     Net change in securities sold under agreement to repurchase                                         -                 341
     Repayment of FHLB borrowings                                                                    (300)               (350)
     Proceeds from other borrowings                                                                    300                   -
     Proceeds from exercise of stock options                                                           127                  90
     Net change in advances from borrowers for taxes and insurance                                   (150)                 (7)
     Cash dividends paid                                                                             (281)               (275)
                                                                                                -----------       -------------
               Net cash used in financing activities                                                13,007               7,968

     Net change in cash and cash equivalents                                                        27,795             (1,912)
     Cash and cash equivalents at beginning of period                                               27,582              34,223
                                                                                                -----------       -------------
Cash and cash equivalents at end of period                                                          55,377            $ 32,311
                                                                                                ===========       =============
Supplemental disclosures of cash flow information Cash paid during the period for:
          Interest                                                                                  $6,063             $ 7,198
          Income taxes                                                                                   -                 715
Supplemental schedule of noncash investing activities:
     Transfer from Loans receivable to loans held for sale                                          $9,657               $   -


                         MFB CORP. AND SUBSIDIARIES
             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

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

Basis of Presentation: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of the financial statements. In the opinion of management, the consolidated financial statements contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of March 31, 2003 and September 30, 2002, the consolidated statements of income and the condensed consolidated statements of changes in shareholders' equity for the three and six months ended March 31, 2003 and 2002 and the consolidated statements of cash flows for the six months ended March 31, 2003 and 2002. All significant intercompany transactions and balances are eliminated in consolidation.

Reclassifications: Some items in the prior consolidated financial statements have been reclassified to conform with the current presentation.






















                                   (Continued)
NOTE 2 - EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share shows the dilutive effect of additional potential common shares issuable under stock options.

The computations of basic earnings per common share and diluted earnings per common share for the periods ended March 31, 2003 and 2002 are presented below.

                                                                Three Months Ended           Six Months Ended
                                                                      March 31,                             March 31,
                                                                2003           2002           2003           2002
                                                                ----           ----           ----           ----
                                                                   (in thousands except per share information)
Basic Earnings  Per Common Share
Numerator
     Net income                                                   $ 470         $  371      $ 1,231           $ 1,270
                                                             ===========    ===========     ==========    ============

Denominator
     Weighted average common shares outstanding        for
basic earnings  per common share                                  1,280          1,339          1,298           1,339
                                                             ===========    ===========     ==========    ============

Basic Earnings  Per Common Share                                 $ 0.37         $ 0.28         $ 0.95         $  0.95
                                                             ===========    ===========     ==========    ============


Diluted Earnings  Per Common Share
Numerator
     Net income                                                   $ 470         $  371        $ 1,231         $ 1,270
                                                             ===========    ===========     ==========    ============

Denominator
     Weighted average common shares outstanding
for basic earnings per common share                               1,280          1,339          1,298           1,339
     Add: Dilutive effects of assumed exercises
of                 stock options                                     38             37             37              35
                                                             -----------    -----------     ----------    ------------
     Weighed average common and
dilutive                      potential common shares             1,318          1,376          1,335           1,374
outstanding
                                                             ===========    ===========     ==========    ============

Diluted Earnings  Per Common Share                               $ 0.36         $ 0.26         $ 0.92          $ 0.92
                                                             ===========    ===========     ==========    ============



Stock options for 42,500 and 51,750 common shares for the three and six months ended, respectively, March 31, 2003 and 75,750 common shares for the three and six months ended March 31, 2002 were not considered in computing diluted earnings per common share because they were antidilutive.








NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale are as follows:



                                           ...........................March 31, 2003............................
                                                                      --------------
                                                                         (in thousands)

                                                                      Gross            Gross
                                                   Amortized       Unrealized        Unrealized          Fair
                                                     Cost             Gains            Losses            Value
Debt securities
     U.S. Government and federal agencies             $ 9,406           $   279          $     -           $ 9,685
     Municipal bonds                                      348                20                -               368
     Mortgage-backed                                   24,350               146             (62)            24,434
     Corporate notes                                    9,765               185            (590)             9,360
                                                  ------------    --------------    -------------    --------------
                                                       43,869               630            (652)            43,847
Marketable equity securities                            4,237                 -            (425)             3,812
                                                  ------------    --------------    -------------    --------------
                                                     $ 48,106           $   630        $ (1,077)          $ 47,659
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
                                                  ============    ==============    =============    ==============

NOTE 4 - LOANS RECEIVABLE, NET

Loans receivable at March 31, 2003 and September 30, 2002 are summarized as follows:

                                                                                              March 31,          September 30,
                                                                                                 2003                2002
                                                                                           -----------------    ----------------
First mortgage loans (principally conventional)                                                       (in thousands)
     Principal balances
          Secured by one to four family  residences                                             $   129,711          $  146,942
          Construction loans                                                                         16,631              15,863
          Others                                                                                      5,827               6,027
                                                                                           -----------------    ----------------
                                                                                                    152,169             168,832

          Less undisbursed portion of construction and other mortgage loans                           (229)               (103)
                                                                                           -----------------    ----------------
               Total first mortgage loans                                                           151,940             168,729

Commercial loans:
     Principal balances
          Commercial                                                                            $    51,088          $   48,438
          Commercial real estate                                                                     79,437              72,703
                                                                                           -----------------    ----------------
                                                                                           -----------------    ----------------
               Total commercial loans                                                               130,525             121,141

Consumer loans:
          Home equity and second mortgage                                                       $    20,339          $   21,150
          Other                                                                                       5,701               6,165
                                                                                           -----------------    ----------------
               Total consumer loans                                                                  26,040              27,315

Net deferred loan origination fees                                                                    (734)               (794)
                                                                                           -----------------    ----------------

Total loans receivable                                                                          $   307,771          $  316,391
                                                                                           =================    ================


Activity in the allowance for loan losses is summarized as follows for the six months ended March 31, 2003 and for the year ended September 30, 2002.

                                                                                              March 31,         September 30,
                                                                                                2003                 2002
                                                                                           ----------------    -----------------
                                                                                                      (in thousands)
Balance at beginning of period                                                                $ 5,143                   $ 4,632
     Provision for loan losses                                                                    900                     3,370
     Charge-offs                                                                                 (440)                   (2,873)
     Recoveries                                                                                      -                       14
                                                                                           ----------------    -----------------
Balance at end of period                                                                     $  5,603            $        5,143
                                                                                           ================    =================













NOTE 4 - LOANS RECEIVABLE, NET (continued)

                                                                                         Quarter Ended           Year Ended
                                                                                           March 31,            September 30,
Impaired loans were as follows:                                                              2003                   2002
                                                                                       ------------------     ------------------
                                                                                                    (in thousands)
Quarter-ended and year-end balances with no allocated allowance for loan losses                 $    -                 $    -
Quarter-ended and year-end loans with allocated allowances for loan losses                         4,503                  6,567
                                                                                       ------------------     ------------------
                                                                                Total           $  4,503               $  6,567
                                                                                       ==================     ==================

Amount of the allowance for loan losses allocated                                               $  1,873               $  1,773

Average of impaired loans                                                                          5,207                  8,070

Interest income recognized during impairment                                                          28                    227

Cash-basis interest income recognized during impairment                                               23                    226




Nonperforming loans were as follows:
                                                                                           March 31,           September 30,
                                                                                             2003                  2002
                                                                                       ------------------    ------------------
                                                                                                   (in thousands)
Loans past due over 90 days still on accrual status                                               $    -                $    -
Nonaccrual loans                                                                                   3,456                 5,464
                                                                                       ------------------    ------------------
      Total Nonperforming loans                                                                 $  3,456              $  5,464
                                                                                       ==================    ==================

NOTE 5 - STOCK BASED COMPENSATION

The Board of Directors of the Company has adopted the MFB Corp. Stock Option Plans (the "Option Plans"). The number of options authorized under the Option Plans totals 450,000 shares of common stock. Officers, employees and outside directors of the Company and its subsidiary are eligible to participate in the Option Plans. The option exercise price must be no less than 85% of the fair market value of common stock on the date of the grant, and the option term cannot exceed ten years and one day from the date of the grant. As of March 31, 2003, all options granted have an exercise price of at least 100% of the market value of the common stock on the date of grant and no compensation expense was recognized for stock options for the six months ended March 31, 2003 and 2002.

Compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                  Three Months Ending                Six Months Ended
                                                            March 31,                              March 31,
                                                    2003            2002               2003           2002
                                                    ----            ----               ----           ----
Net income as reported                       $       470      $      371      $        1,231   $        1,270

Less:  Stock-based compensation
 expense determined under fair value
 based method                                         67              70                 106               99
                                            ------------      ------------      -------------    ---------------

Pro forma net income                       $         403     $       301    $          1,125   $        1,171

Basic earnings per share as reported        $        .37      $      .28      $          .95   $          .95
Pro forma basic earnings per share                   .32             .23                 .87              .87

Diluted earnings per share as reported               .36             .26                 .92              .92
Pro forma diluted earnings per share                 .31             .22                 .84              .85

The weighted average fair value of stock options granted during the six months ended March 31, 2003 and 2002 were $5.82 and $4.45. The fair value of options granted during the six months ended March 31, 2003 and 2002 were estimated using an option pricing model with the following weighted average information as of the grant dates: March 31,

                                                     2003                       2002
                                                     ----                       ----
     Risk free rate of interest                      3.72%                   4.83%
     Expected option life                            8 years                  8 years
      Expected dividend yield                        1.82%                   2.17%
     Expected volatility                             23.23%               14.41%

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

RESULTS OF OPERATION
COMPARISON OF THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2002

The Company's consolidated net income for the three months ended March 31, 2003 was $470,000 or $0.36 diluted earnings per common share, compared to net income of $371,000 or $0.26 diluted earnings per share, for the three months ended March 31, 2002. The Company's consolidated net income for the six months ended March 31, 2003 was $1.23 million or $.92 diluted earnings per share, compared to net income of $1.27 million, or $.92 diluted earnings per share, for the same period last year. MFB Corp's increase in net income for the second fiscal quarter from the prior comparable period was primarily attributable to an increase in noninterest income, offset by a reduction in net interest income and increase in noninterest expense. The decrease in net income for the six months ended March 31, 2003 over the same period last year was due to the decrease in net interest income and increase in noninterest expense, offset by the increase in noninterest income.

Net interest income before provision for loan losses for the three month period ended March 31, 2003 totaled $2.46 million compared to $2.88 million for the same period one year ago. Total interest income for the second quarter decreased $751,000 and total interest expense decreased $329,000 from the second quarter last year as a result of the overall decline in interest rates. For the six months ended March 31, 2003 net interest income declined from $5.90 million last year to $5.24 million this year.

The provision for loan losses for the quarter ended March 31, 2003 was $450,000 compared to $452,000 for the same quarter last year. The provision for loan losses for the six months ended March 31, 2003 was $900,000 compared to $685,000 for the same period last year. This increase over last year is based on the evaluation of many factors including current economic conditions, changes in the character, mix and size of the loan porfolio, current and past delinquency trends, adequacy of collateral on loans, historical and estimated net charge-offs and the current level of impaired loans and nonperforming loans compared to peer banks. The Company's commercial loan portfolio has continued to grow as a percentage of total loans.

Noninterest income increased from $696,000 for the three months ended March 31, 2002 to $1.43 million for the most recent three month period due to an increase in net gains on loan sales, trust fees, deposit fees and other income. For the six months ended March 31, 2003 noninterest income increased 70.1% from $1.62 million to $2.76 million. Net gains on loan sales totaling $934,000 for the second quarter ended March 31, 2003 and $1.91 million for the sixth month period this year were up significantly over the same periods last year. An increase in fixed rate mortgage origination volume and improved secondary market pricing contributed to the increase over last year. Noninterest expenses increased 10.1% from $2.62 million for the second quarter ended March 31, 2002 to $2.88 million this current quarter. For the six months ended March 31, 2003 noninterest expense increased 10.9% from $4.92 million last year to $5.46 million this year. These increases were primarily due to increases in salaries and employee benefits and other expense. The significant growth in salaries and benefits is the result of staffing several key positions in the organization designed to position the bank for growth in the coming years.

Primarily as a result of increased non-taxable income and increased low income housing tax credits, income tax expense decreased from the three and six months ended March 31, 2002 to the three and six months ended March 31, 2003.

BALANCE SHEET COMPOSITION
COMPARISON OF MARCH 31, 2003 TO SEPTEMBER 30, 2002

The Company's total assets increased $14.0 million from $421.2 million as of September 30, 2002 to $435.2 million as of March 31, 2003.

Cash and cash equivalents increased from $27.6 million at September 30, 2002 to $55.4 million at
March 31, 2003. Net cash from operating activities amounted to $16.4 million and net cash from financing activities totaled $13.0 million during the six months ended March 31, 2003.

As of March 31, 2003, the total securities available for sale portfolio amounted to $47.7 million, a decrease of $5.9 million from $53.6 million at September 30, 2002. The securities portfolio activity during that period included security purchases of $11.8 million, security maturities and sales of $3.2 million, and principal payments on mortgage-backed and related securities of $13.9 million.

As of March 31, 2003, loans receivable were $307.8 million, a decrease of $8.6 million from $316.4 million at September 30, 2002. Commercial loans outstanding increased by $9.4 million from $121.1 million at September 30, 2002 to $130.5 million at March 31, 2003. Due to increased volume of mortgage loans sold into the secondary market, mortgage loans declined from $168.7 million at September 30, 2002 to $151.9 million at March 31, 2003. A sale of $9.7 million of specific adjustable rate loans to two secondary market investors settled in January 2003. Consumer loans, including home equity and second mortgages, decreased $1.3 during the six month period. Loans held for sale at March 31, 2003 decreased to $3.2 million from $6.4 million at September 30, 2002. Diversification of the asset mix in the balance sheet continued to be a focus to improve profit margins, control margin volatility and to appeal to a broader range of customers and potential customers.

During the second quarter ended March 31, 2003, the Company completed secondary market mortgage loans sales totaling $29.6 million and the net gains realized on these loan sales were $934,000 including $283,000 related to recording mortgage loans servicing rights. During the second quarter ended March 31, 2002 mortgage loan sales of $16.7 million yielded net gains on loan sales of $341,000, including $208,000 related to recording mortgage loan servicing rights. The loans sold this year were primarily fixed rate mortgage loans with maturities of fifteen years or longer. The sale of loan production serves as a source of additional liquidity and management anticipates that the Company will continue to deliver fixed rate loans to the secondary market to meet consumer demand, manage interest rate risk, and diversify the asset mix of the Company. On a non-recurring basis, to meet liquidity needs that arise, the Company may sell certain adjustable rate loans from its portfolio.

The allowance for loan losses increased from $5.1 million, or 1.63% of loans, at September 30, 2002 to $5.6 million or 1.82% of loans at March 31, 2003. The allowance is maintained through the provision for loan losses, which is charged to earnings. During the six month period ended March 31, 2003, $900,000 was added to the loan loss reserve through the loan loss provision and a total of $440,000 of net charge offs were recorded during the same period.

The Company's non-performing assets have decreased from $5.95 million at September 30, 2002 to $3.72 million at March 31, 2003. The decrease was attributable to partial liquidations on non-accrual loans and sales of other real estate and nonperforming securities. Impaired loans have decreased from $6.6 million at September 30, 2002 to $4.5 million at March 31, 2003. In management's opinion, the allowance for loan losses is adequate to cover probable incurred losses at March 31, 2003.

Total liabilities increased from $387.2 million at September 30, 2002 to $402.1 million at March 31, 2003. Total deposits increased $15.0 million from $264.4 million at September 30, 2002 to $279.4 million at March 31, 2003.The increase consisted of a $12.2 million increase in Savings, Now and MMDA deposits, $1.4 million increase in noninterest bearing demand deposits and $1.4 million increase in time deposits.

FHLB advances decreased from $119.2 million at September 30, 2002 to $118.9 million at March 31, 2003. The $118.9 million of Federal Home Loan Bank advances have a weighted average interest rate of 5.60% and mature over the next nine years. A total of $20.8 million of these advances mature in the next twelve months.

Total shareholders' equity decreased from $34.0 million as of September 30, 2002 to $33.1 million as of March 31, 2003. Net income of $1.23 million was offset by a reduction in the market value of available for sale securities of $244,000 net of tax, cash dividend payments of $281,000 and the repurchase of 75,339 shares of outstanding common stock during this period at a cost of $1.68 million. MFB Corp's equity to assets ratio was 7.61% at March 31, 2003 compared to 8.06% at September 30, 2002. The book value of MFB Corp. stock increased from $25.53 at September 30, 2002 to $26.16 at March 31, 2003.

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

Liquid assets were $103.5 million as of March 31, 2003 compared to $81.7 million as of September 30, 2002. This $21.8 increase was primarily due to an increase in short-term deposits with other financial institutions. The sale of fixed rate loan production has provided a source of additional liquidity. Management believes the liquidity level as of March 31, 2003 is sufficient to meet anticipated cash needs.

Short-term borrowings or long-term debt, such as Federal Home Loan Bank advances, are used to compensate for reduction in other sources of funds such as deposits and to assist in asset/liability management. As of March 31, 2003, total FHLB borrowings amounted to $118.9 million and were originally used primarily to fund loan portfolio growth. The Bank had commitments to fund loan originations with borrowers totaling $117.3 million at March 31, 2003, including $68.4 million in available consumer and commercial lines and letters of credit. Certificates of deposits scheduled to mature in one year or less totaled $54.4 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient cash flow and other cash resources to meet current and anticipated loan funding commitments, deposit customer withdrawal requirements and operating expenses.

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

The Bank's actual capital and required capital amounts and ratios at March 31, 2003 and September 30, 2002 are presented below:

                                          Actual                  Requirement for Capital             Requirement to be
                                                                                                    Well Capitalized Under
                                                                                                      Prompt Corrective
                                                                     Adequacy Purposes                Actual Provisions
                                   Amount           Ratio           Amount          Ratio          Amount            Ratio
                                   ------           -----           ------          -----          ------            -----
As of March 31, 2003
     Total capital
      (to risk weighted              $ 35,667        12.33%          $  23,149        8.00%        $  28,937            10.00%
assets)
     Tier 1 (core) capital
      (to risk weighted                32,289       11.16               11,575       4.00             17,362             6.00
assets)
     Tier 1 (core) capital
     (to adjusted total                32,289        7.44               17,399       4.00             21,748             5.00
assets)

As of September 30, 2002
     Total capital
      (to risk weighted             $  36,167        12.83%          $  22,553        8.00%        $  28,191            10.00%
assets)
     Tier 1 (core) capital
      (to risk weighted                32,948       11.69               11,276       4.00             16,914             6.00
assets)
     Tier 1 (core) capital
     (to adjusted total                32,948       7.83                16,824       4.00             21,032             5.00
assets)

As of March 31, 2003, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.

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

CRITICAL ACCOUNTING POLICIES

Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments and the valuation of mortgage servicing rights. The Company's critical accounting policies are discussed in detail in the Annual Report for the year ended September 30, 2002 (incorporated by reference as part of the Company's 10K filing) in Note 1 of the Notes to the Consolidated Financial Statements under "Securities," "Mortgage Banking Activities," and "Loans Receivable". If Management were to underestimate the allowance for loan losses, earnings could be reduced in the future as a result of greater than expected net loan losses. Overestimations of the required allowance could result in future increases in income, as loan loss recoveries increase or provisions for loan losses decrease. Fluctuations in the fair value of securities will affect the level of capital in the case of securities held for sale or earnings directly in the case of other securities. Fluctuations in the valuation of mortgage servicing rights as a result of market conditions or the level of interest rates will affect the carrying value of that asset on the balance sheet as well as the income recorded from loan servicing in the income statement.


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

As part of its efforts to monitor and manage interest rate risk, the Company uses the Net Portfolio Value ("NPV") methodology adopted by the Office of Thrift Supervision (OTS) as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance-sheet contracts. The difference as a percentage of the value of assets is the NPV ratio which was 5.30% as of December 31, 2002 (the most recently available data). Management and the Board of Directors review the OTS measurements on a quarterly basis to determine whether the Company's interest rate exposure is within the limits established by the Board of Directors in the Company's interest rate risk policy.

The Company's asset/liability management strategy dictates acceptable limits on the amounts of change in NPV given certain changes in interest rates. The table presented here, as of December 31, 2002, is an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 300 basis points. Due to the abnormally low interest rate environment prevailing at December 31, 2002, meaningful data was not available from the OTS model for the (-200) and (-300) basis point scenario and therefore is not included in the table below.



                                            (dollars are in thousands)
       Interest Rate                              Net Portfolio Value                             NPV as % of Portfolio
      Changes in Basis                                                                                  Value of Assets
             Points                                                                               NPV
      (Rate Shock) (1)               $ Amount            $ Change           % Change           Ratio            Change (1)
-----------------------------    -----------------    ----------------    -------------     -------------    -----------------

            +300                           21,443               (686)             (3%)             5.35%                    5

            +200                           23,189               1,061               5%             5.69%                   39

            +100                           23,648               1,520               7%             5.72%                   42

             0                             22,128                   -                -             5.30%                    -

            -100                           19,228             (2,900)            (13%)             4.56%                 (74)

(1)      Expressed in basis points

As illustrated in the December 31, 2002 table, the Company's NPV will decline if rates fall, and the NPV would generally increase if rates were to rise. Specifically, the table indicates that at December 30, 2002, the Company's NPV was $22.1 million or 5.30% of the market value of portfolio assets. Based upon the assumptions utilized, an immediate 100 basis point increase in market interest rates would result in a $1.5 million or 7% increase in the Company's NPV and would result in a 42 basis point or 8% increase in the Company's NPV ratio to 5.72%. Conversely, an immediate 100 basis point decrease in market interest rates would result in a $2.9 million or 13% decrease in the Company's NPV, and a 74 basis point or 14% decrease in the Company's NPV ratio to 4.56%.

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

The Board of Directors and management of the Company believe that certain factors afford the Company the ability to operate successfully despite its exposure to interest rate risk. The Company manages its interest rate risk by originating and selling the majority of its fixed rate one-to-four family real estate loans. While the Company generally originates adjustable rate mortgage loans for its own portfolio, fixed rate first mortgage loans may be retained in the portfolio from time to time. Loans classified as held for sale as of March 31, 2003 totaled $3.2 million compared to $6.4 million at September 30, 2002. The Company retains the servicing on the majority of loans sold in the secondary market and, at March 31, 2003, $160 million in such loans were being serviced for others.

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

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended), as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and are designed to ensure that material information relating to the Company would be made known to such officers by others within the Company on a timely basis.

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

           None

Item 3.    Defaults Upon Senior Securities.

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           The results of the January 21, 2003 Annual Meeting of Shareholders were reported in MFB Corp's Form 10Q for the quarter ended December 31, 2002.

Item 5.   Other Information.

           None

Item 6.    Exhibits and Reports on Form 8-K.

(a)      Exhibits
              99.1 Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) MFB Corp. filed one Form 8-K report during the quarter ended March 31, 2003. Date of report: January 23, 2003
                                 Items reported: News release dated January 23,
                                      2003 regarding the announcement of first quarter earnings and announcement of a cash dividend payable on
                                                     February 18, 2003 to
holders of record on February 4, 2003.

                                                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



MFB CORP.



Date /s/ 05/08/03               By /s/ Charles J Viater
    ---------                    --------------------------------------------
                                            Charles J. Viater
                                       President and Chief Executive Officer



Date /s/ 05/08/03               By /s/ Thomas J Flournoy
     ---------                   ---------------------------------------------
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



     Date:_/s/ 05/08/03          /s/ Charles J Viater
                                ----------------------------------------------
                                              Charles J. Viater
                                            Chief Executive Officer

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

     Date:_/s/ 05/08/03________               /s/ Thomas J Flournoy
                                            ---------------------------------
                                                 Thomas J. Flournoy
                                               Chief Financial Officer



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

         Signed this __8th__ day of _May___________, 2003.




/s/Thomas J Flournoy                            /s/ Charles J Viater
Thomas J. Flournoy                                  Charles J. Viater

Chief Financial Officer                              Chief Executive Officer
(Title)                                                       (Title)


A signed original of this written statement required by Section 906 has been proved to MFB Corp. and will be retained by MFB Corp. and forwarded to the Securities and Exchange Commission or its staff upon request.