Form 10-Q
period 2003-06-30
MFB CORP
filed 2003-08-06
CIK 916396

8




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2003


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

 (1)   Yes   X                                                    No
           -----                                                      -----
 (2)   Yes   X                                                    No
           -----                                                       -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
                                         Yes ___          No   X
                                                            -------

The number of shares of the registrant's common stock, without par value, outstanding as of July 31, 2003 was 1,271,710.





                               MFB CORP. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX


                                                                    Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

       Consolidated Balance Sheets
       June 30 2003 (Unaudited) and September 30, 2002                        3

       Consolidated Statements of Income (Unaudited)
       Three and nine months ended June 30, 2003 and 2002                     4

Condensed Consolidated Statements of Changes in Shareholders'
Equity (Unaudited) Three and nine months ended June 30, 2003 and 2002         5

       Consolidated Statements of Cash Flows (Unaudited)
       Nine months ended June 30, 2003 and 2002                               6

Notes to (Unaudited) Consolidated Financial Statements June 30, 2003          7

   Item 2.  Management's Discussion and Analysis of Financial Condition
                 And Results of Operations                                   13

        Results of Operations                                                13

          Balance Sheet Composition                                          15

           Liquidity and Capital Resources                                   16

           Critical Accounting Policies                                      17

   Item 3. Quantitative and Qualitative Disclosures About Market Risk        18

   Item 4. Controls and Procedures                                           20

   Part II.  Other Information

   Items  1-6.                                                               21


   Signatures                                                                22

   Certifications                                                            23

                            MFB CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      June 30, 2003 and September 30, 2002
              (In thousands, except share information) (Unaudited)

                                                                                               June 30,          September 30,
                                                                                                 2003                 2002
ASSETS
Cash and due from financial institutions                                                        $    11,374           $   13,647
Interest - bearing deposits in other financial institutions - short term                             20,947               13,935
                                                                                           -----------------    -----------------
     Total cash and cash equivalents                                                                 32,321               27,582

Securities available for sale                                                                        50,711               53,585
Interest-bearing time deposits in other financial institutions                                        1,000                  500
Federal Home Loan Bank (FHLB) stock, at cost                                                          6,391                6,308
Investment in limited partnership                                                                     2,603                2,713

Loans held for sale                                                                                   1,586                6,404

Loans receivable                                                                                    319,973              316,391
     Less: allowance for loan losses                                                                (5,713)              (5,143)
                                                                                           -----------------    -----------------
          Loan receivable, net                                                                      314,260              311,248

Accrued interest receivable                                                                           1,649                1,766
Premises and equipment, net                                                                           6,070                5,054
Mortgage servicing rights                                                                               907                1,617
Cash surrender value of life insurance                                                                5,149                    -
Other assets                                                                                          3,697                4,423
                                                                                           -----------------    -----------------

     Total assets                                                                               $   426,344           $  421,200
                                                                                           =================    =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
          Noninterest-bearing demand deposits                                                   $    26,227           $   20,270
          Savings, NOW and MMDA deposits                                                            101,841               86,559
          Time deposits                                                                             156,569              157,548
                                                                                           -----------------    -----------------
               Total deposits                                                                       284,637              264,377

     FHLB advances                                                                                                       119,215
                                                                                           103,790
     Loans from Correspondent Banks                                                                     300                    -
     Advances from borrowers for taxes and insurance                                                    661                1,414
     Accrued expenses and other liabilities                                                           4,211                2,242
                                                                                           -----------------    -----------------
          Total liabilities                                                                         393,599              387,248

Shareholders' equity
     Common stock, no par value, 5,000,000 shares authorized;
          shares issued: 1,689,417-06/30/03 and 09/30/02;
          shares outstanding: 1,267,610-06/30/03 and 1,330,049-09/30/02                              12,766               12,880
     Retained earnings - substantially restricted                                                    30,055               29,183
     Accumulated other comprehensive income (loss),
          net of tax of $(133) -06/30/03 and $57 - 09/30/02                                           (764)                (194)
     Treasury stock, 421,807common shares - 06/30/03;
          359,368 common shares - 09/30/02, at cost                                                 (9,312)              (7,917)
                                                                                           -----------------    -----------------
          Total shareholders' equity                                                                 32,745               33,952
                                                                                           -----------------    -----------------
               Total Liabilities and Shareholders' equity                                       $   426,344           $  421,200
                                                                                           =================    =================


                            MFB CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               Three and nine months ended June 30, 2003 and 2002
                   (in thousands except per share information)


                                                          Three Months Ended             Nine Months Ended
                                                               June 30                            June 30
                                                            2003              2002             2003            2002

Interest income
    Loans receivable, including fees
          Mortgage loans                                 $  2,212          $  2,773         $  7,045         $ 8,679
          Consumer and other loans                            434               481            1,378           1,511
          Commercial loans                                  2,332             2,235            6,871           6,595
    Securities - taxable                                      482               811            1,621           2,285
    Other interest-bearing assets                             127                65              278             354

          Total interest income                             5,587             6,365           17,193          19,424

Interest expense
    Deposits                                                1,442             1,607            4,444           5,292
    FHLB advances                                           1,623             1,689            4,992           5,069
    Securities sold under agreements to repurchase              -                36                -             129

          Total interest expense                            3,065             3,332            9,436          10,490

Net interest income                                         2,522             3,033            7,757           8,934
Provision for loan losses                                     110             2,235            1,010           2,919

Net interest income after provision for loan losses         2,412               798            6,747           6,015

Noninterest income
     Service charges on deposit accounts                      371               262              973             759
     Trust fee income                                         132                53              358             168
     Insurance commissions                                     46                47              130             116
     Net realized gains from sales of loans                   737               151            2,645           1,072
     Loan servicing fees, net of amortization               (320)                28            (697)            (21)
     Mortgage Servicing impairment charge                   (704)                 -            (704)               -
     Gain (loss) on securities                                  0             (831)               40           (831)
     Other income                                             149                37              422             104

          Total noninterest income                            411             (253)            3,167           1,367
Noninterest expense
     Salaries and employee benefits                         1,759             1,494            5,066           4,414
     Occupancy and equipment                                  424               372            1,156           1,107
     Data processing expense                                  127               172              488             500
     Other expense                                            665               564            1,726           1,505

          Total noninterest expense                         2,975             2,602            8,436           7,526

Income (loss) before income taxes                           (152)           (2,057)            1,478           (144)

Income tax expense (benefit)                                (213)             (860)              186           (217)

Net income (loss)                                         $    61         $ (1,197)         $  1,292          $   73


Basic earnings (loss) per common share                    $   .05         $  (0.90)         $   1.00         $  0.05
Diluted earnings (loss) per common share                  $   .05         $ ( 0.90)          $   .97         $  0.05




     See accompanying notes to (unaudited) consolidated financial statements
                                MFB CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                        SHAREHOLDERS' EQUITY (UNAUDITED)
              Three and nine months ended June 30, 2003 and 2002
                                  (In thousands)

                                                                 Three Months Ended           Nine Months Ended
                                                                      June 30,                    June 30,
                                                                2003           2002           2003           2002
                                                                ----           ----           ----           ----
      Balance at beginning of period                           $ 33,139       $ 34,618       $ 33,952       $ 34,380
      Purchase of treasury stock                                      -          (250)        (1,676)          (431)
      Stock option exercise                                          10              -            167            115
      Cash dividends declared                                     (139)          (140)          (420)          (415)
      Comprehensive income (loss):
           Net income (loss)                                         61        (1,197)          1,292             73
           Net change in net unrealized gains and losses
      on         securities available for sale, net of tax        (326)            277          (570)          (414)
      effects
                                                             -----------    -----------    -----------    -----------
                                                             -----------    -----------    -----------    -----------
               Total comprehensive income (loss)                  (265)          (920)            722          (341)
                                                             -----------    -----------    -----------    -----------
                                                             -----------    -----------    -----------    -----------

      Balance at end of period                                 $ 32,745       $ 33,308       $ 32,745       $ 33,308
                                                             ===========    ===========    ===========    ===========






























See accompanying notes to (unaudited) consolidated financial statement
                          MFB CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   Nine months ended June 30, 2003 and 2002
                                  (In Thousands)

                                                                                                     Nine Months Ended
                                                                                                            June 30,
                                                                                                   2003               2002
                                                                                                   ----               ----
Cash flows from operating activities
Net income                                                                                         $ 1,292               $  73
Adjustments to reconcile net income to net cash from operating activities
     Depreciation and amortization, net of accretion                                                   937                 857
     Provision for loan losses                                                                       1,010               2,919
     Net (gains) losses from sales or valuation of securities available for sale                      (40)                 831
     Net realized gains from sales of loans                                                        (2,645)             (1,072)
     Amortization of mortgage servicing rights                                                         999                 225
     Impairment of mortgage servicing rights                                                           704                   -
     Origination of loans held for sale                                                           (71,651)            (47,680)
     Proceeds from sales of loans held for sale                                                     87,778              49,845
     Equity in loss of investment in limited partnership                                               111                 129
     Appreciation in cash surrender value of life insurance                                           (149)                 -
     Net change in:
          Accrued interest receivable                                                                  117                (73)
          Other assets                                                                                 946             (1,132)
          Accrued expenses and other liabilities                                                     1,969                (76)
                                                                                                -----------       -------------
               Net cash from operating activities                                                   21,378               4,846
Cash flows from investing activities
     Net change in interest-bearing time deposits in other financial institutions                        -                 500
     Net change in loans receivable                                                               (13,679)             (8,681)
     Proceeds from:
          Principal payments of mortgage-backed and related securities                              24,549              17,205
          Sales, Maturities and calls of securities available for sale                               4,160              22,309
     Purchase of:
          Securities available for sale                                                           (27,152)            (54,211)
          Life insurance                                                                           (5,000)                   -
          FHLB stock                                                                                  (83)                   -
          Interest-bearing time deposits in other financial institutions                             (500)                   -
          Premises and equipment, net                                                              (1,356)               (168)
                                                                                                -----------       -------------
Net cash used in investing activities                                                             (19,061)            (23,046)
Cash flows from financing activities
     Purchase of MFB Corp common stock                                                             (1,676)               (431)
     Net change in deposits                                                                         20,260              10,484
     Net change in securities sold under agreement to repurchase                                         -             (2,241)
     Repayment of FHLB borrowings                                                                 (15,425)               (470)
     Proceeds from other borrowings                                                                    300                   -
     Proceeds from exercise of stock options                                                           136                  90
     Net change in advances from borrowers for taxes and insurance                                   (753)               (794)
     Cash dividends paid                                                                             (420)               (415)
                                                                                                -----------       -------------

               Net cash from financing activities                                                    2,422               6,223
                                                                                                -----------       -------------

     Net change in cash and cash equivalents                                                         4,739            (11,977)
     Cash and cash equivalents at beginning of period                                               27,582              34,223
                                                                                                -----------       -------------
Cash and cash equivalents at end of period                                                          32,321            $ 22,246
                                                                                                ===========       =============
Supplemental disclosures of cash flow information Cash paid during the period for:
          Interest                                                                                  $7,639            $ 10,594
          Income taxes                                                                                 100                 812
Supplemental schedule of noncash investing activities:
     Transfer from Loans receivable to loans held for sale                                          $9,657               $   -

                             MFB CORP. AND SUBSIDIARIES
             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

NOTE 1 - BASIS OF PRESENTATION  AND ACCOUNTING POLICIES

Nature of Operations: MFB Corp. is an Indiana unitary savings and loan holding company organized in 1993, and parent company of its wholly owned federal savings bank subsidiary, MFB Financial (the "Bank"). MFB Corp. and the Bank (collectively referred to as the "Company") conduct business from their main office in Mishawaka, Indiana, and six branch locations in St. Joseph and Elkhart Counties of Indiana. The Bank offers a variety of lending, deposit, trust and other financial services to its retail and commercial customers. The Bank's wholly-owned subsidiary, Mishawaka Financial Services, Inc., offers general property, casualty and life insurance to customers in the Bank's market area. The Bank's wholly-owned subsidiaries, MFB Investments I, Inc., MFB Investments II, Inc. and MFB Investments, LP are Nevada corporations and a Nevada limited partnership that manage the Bank's investment portfolio.

Basis of Presentation: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of the financial statements. In the opinion of management, the consolidated financial statements contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of June 30, 2003 and September 30, 2002, the consolidated statements of income and the condensed consolidated statements of changes in shareholders' equity for the three and nine months ended June 30, 2003 and 2002 and the consolidated statements of cash flows for the nine months ended June 30, 2003 and 2002. All significant intercompany transactions and balances are eliminated in consolidation.

Reclassifications: Some items in the prior consolidated financial statements have been reclassified to conform with the current presentation.






















                                   (Continued)
NOTE 2 - EARNINGS  (LOSS) PER COMMON SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share shows the dilutive effect of additional potential common shares issuable under stock options.

The computations of basic earnings (loss) per common share and diluted earnings
(loss) per common share for the periods ended June 30, 2003 and 2002 are presented below.

                                                              Three Months Ended           Nine Months Ended
                                                                      June 30,                             June 30,
                                                                2003           2002           2003           2002
                                                                ----           ----           ----           ----
                                                                   (in thousands except per share information)
Basic Earnings (Loss) Per Common Share
Numerator
     Net income (loss)                                            $  61       $(1,197)      $ 1,292            $   73
                                                             ===========    ===========     ==========    ============

Denominator
     Weighted average common shares outstanding        for
basic earnings (loss) per common share                            1,267          1,330          1,288           1,336
                                                             ===========    ===========     ==========    ============

Basic Earnings (Loss)  Per Common Share                          $ 0.05        $(0.90)         $ 1.00         $  0.05
                                                             ===========    ===========     ==========    ============


Diluted Earnings (Loss)  Per Common Share
Numerator
     Net income (loss)                                            $  61       $(1,197)        $ 1,292          $   73
                                                             ===========    ===========     ==========    ============

Denominator
     Weighted average common shares outstanding
for basic earnings (loss) per common share                        1,267          1,330          1,288           1,336
     Add: Dilutive effects of assumed exercises
of                 stock options                                     36              -             42              39
                                                             -----------    -----------     ----------    ------------
     Weighed average common and
dilutive                      potential common shares             1,303          1,330          1,330           1,375
outstanding
                                                             ===========    ===========     ==========    ============

Diluted Earnings (Loss) Per Common Share                         $ 0.05        $(0.90)         $ 0.97          $ 0.05
                                                             ===========    ===========     ==========    ============



Stock options for 42,500 and 51,750 common shares for the three and nine months ended June 30, 2003, respectively, and stock options for 193,650 and 64,667 common shares for the three and nine months ended June 30, 2002, respectively, were not considered in computing diluted earnings per common share because they were anti-dilutive.








NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale are as follows:



                                           ............................June 30, 2003............................
                                                                       -------------
                                                                         (in thousands)

                                                                      Gross            Gross
                                                   Amortized       Unrealized        Unrealized          Fair
                                                     Cost             Gains            Losses            Value
Debt securities
     U.S. Government and federal agencies            $ 10,389           $   258          $     -          $ 10,647
     Municipal bonds                                      347                23                -               370
     Mortgage-backed                                   26,866                68            (257)            26,677
     Corporate notes                                    9,768               245            (672)             9,341
                                                  ------------    --------------    -------------    --------------
                                                       47,370               594            (929)            47,035
Marketable equity securities                            4,237                 -            (561)             3,676
                                                  ------------    --------------    -------------    --------------
                                                     $ 51,607           $   594        $ (1,490)          $ 50,711
                                                  ============    ==============    =============    ==============





                                           ..........................September 30, 2002.........................
                                                                     ------------------
                                                                                 (in thousands)

                                                                      Gross            Gross
                                                   Amortized       Unrealized        Unrealized          Fair
                                                     Cost             Gains            Losses            Value
Debt securities
     U.S. Government and federal agencies            $ 12,485           $   329          $     -          $ 12,814
     Municipal bonds                                      349                19                -               368
     Mortgage-backed                                   26,771               272              (6)            27,037
     Corporate notes                                    9,880               138            (609)             9,409
                                                  ------------    --------------    -------------    --------------
                                                       49,485               758            (615)            49,628
Marketable equity securities                            4,237                 -            (280)             3,957
                                                  ------------    --------------    -------------    --------------
                                                     $ 53,722           $   758         $  (895)          $ 53,585
                                                  ============    ==============    =============    ==============

NOTE 4 - LOANS RECEIVABLE, NET

Loans receivable at June 30, 2003 and September 30, 2002 are summarized as follows:

                                                                                               June 30,          September 30,
                                                                                                 2003                2002
                                                                                           -----------------    ----------------
First mortgage loans (principally conventional)                                                       (in thousands)
     Principal balances
          Secured by one to four family  residences                                             $   134,450          $  146,942
          Construction loans                                                                         20,654              15,863
          Others                                                                                      7,073               6,027
                                                                                           -----------------    ----------------
                                                                                                    162,177             168,832

          Less un-disbursed portion of construction and other mortgage loans                           (18)               (103)
                                                                                           -----------------    ----------------
               Total first mortgage loans                                                           162,159             168,729

Commercial loans:
     Principal balances
          Commercial                                                                            $    51,592          $   48,438
          Commercial real estate                                                                     79,151              72,703
                                                                                           -----------------    ----------------
                                                                                           -----------------    ----------------
               Total commercial loans                                                               130,743             121,141

Consumer loans:
          Home equity and second mortgage                                                       $    22,387          $   21,150
          Other                                                                                       5,508               6,165
                                                                                           -----------------    ----------------
               Total consumer loans                                                                  27,895              27,315

Net deferred loan origination fees                                                                    (824)               (794)
                                                                                           -----------------    ----------------

Total loans receivable                                                                          $   319,973          $  316,391
                                                                                           =================    ================


Activity in the allowance for loan losses is summarized as follows for the nine months ended June 30, 2003 and for the year ended September 30, 2002.

                                                                                              June 30,          September 30,
                                                                                                2003                 2002
                                                                                           ----------------    -----------------
                                                                                                      (in thousands)
Balance at beginning of period                                                              $   5,143                $ 4,632
     Provision for loan losses                                                                  1,010                  3,370
     Charge-offs                                                                                 (442)                (2,873)
     Recoveries                                                                                     2                     14
                                                                                           ----------------    -----------------
Balance at end of period                                                                     $  5,713         $        5,143
                                                                                           ================    =================













NOTE 4 - LOANS RECEIVABLE, NET (continued)

                                                                                         Quarter Ended           Year Ended
                                                                                           June 30,             September 30,
Impaired loans were as follows:                                                              2003                   2002
                                                                                       ------------------     ------------------
                                                                                                    (in thousands)
Quarter-ended and year-end balances with no allocated allowance for loan losses            $          -         $       -
Quarter-ended and year-end loans with allocated allowances for loan losses                         5,045                  6,567
                                                                                       ------------------     ------------------
                                                                                Total           $  5,045               $  6,567
                                                                                       ==================     ==================

Amount of the allowance for loan losses allocated                                               $  1,907               $  1,773

Average of impaired loans                                                                          4,904                  8,070

Interest income recognized during impairment                                                          22                    227

Cash-basis interest income recognized during impairment                                               12                    226




Non-performing loans were as follows:
                                                                                           June 30,            September 30,
                                                                                             2003                  2002
                                                                                       ------------------    ------------------
                                                                                                   (in thousands)
Loans past due over 90 days still on accrual status                                               $    -                $    -
Non-accrual loans                                                                                  3,704                 5,464
                                                                                       ------------------    ------------------
      Total Non-performing loans                                                                $  3,704              $  5,464
                                                                                       ==================    ==================

NOTE 5 - STOCK BASED COMPENSATION

The Board of Directors of the Company has adopted the MFB Corp. Stock Option Plans (the "Option Plans"). The number of options authorized under the Option Plans totals 450,000 shares of common stock. Officers, employees and outside directors of the Company and its subsidiary are eligible to participate in the Option Plans. The option exercise price must be no less than 85% of the fair market value of common stock on the date of the grant, and the option term cannot exceed ten years and one day from the date of the grant. As of June 30, 2003, all options granted have an exercise price of at least 100% of the market value of the common stock on the date of grant and no compensation expense was recognized for stock options during the nine months ended June 30, 2003 and 2002.

Compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                    Three Months Ending                   Nine Months Ended
                                                           June 30,                            June 30,
                                                      2003           2002                 2003           2002
                                                      ----           ----                 ----           ----

Net income (loss) as reported                  $        61      $    (1,197)       $     1,292      $       73

Less:  Stock-based compensation
 expense determined under fair value
 based method                                           54               35                161             134
                                               -----------      -----------        -----------      ----------

Pro forma net income (loss)                    $         7      $    (1,232)      $      1,131     $       (61)

Basic earnings (loss) per share as reported    $       .05      $      (.90)      $       1.00     $       .05
Pro forma basic earnings (loss) per share              .01             (.92)               .88            (.05)

Diluted earnings (loss) per share as reported          .05             (.90)               .97             .05
Pro forma diluted earnings (loss) per share            .01             (.92)               .85            (.05)

The weighted average fair value of stock options granted during the nine months ended June 30, 2003 and 2002 were $5.82 and $4.45. The fair value of options granted during the nine months ended June 30, 2003 and 2002 were estimated using an option pricing model with the following weighted average information as of the grant dates:

                                                                                           June 30,
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

The Company's earnings (losses) are primarily dependent upon the Bank's net interest income, the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on such loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on such deposits and borrowings. The Company's earnings (losses) are also affected by the Bank's provisions for loan losses, service charges, fee income, gains from sales of loans, valuation and fees related to mortgage loan servicing operations, income from subsidiaries activities, operating expenses and income taxes.

RESULTS OF OPERATION
COMPARISON OF THREE AND NINE MONTHS ENDED JUNE 30, 2003 AND 2002

The Company's consolidated net income for the three months ended June 30, 2003 was $61,000 or $0.05 diluted earnings per common share, compared to net loss of ($1,197,000) million or $(0.90) diluted loss per share, for the three months ended June 30, 2002. The Company's consolidated net income for the nine months ended June 30, 2003 was $1.29 million or $0.97 diluted earnings per share, compared to $73,000, or $0.05 diluted earnings per share, for the same period last year.

The increase in net income over last year for both the three and nine months periods ending June 30, 2003 was primarily due to a significant reduction in the loan loss provision and increased non-interest income, offset by reduced net interest income and increased non-interest expense. Both the third quarters ending June 30, 2003 and 2002 had significant charges for declines in value of assets held as discussed below.

Net interest income before provision for loan losses for the three month period ended June 30, 2003 totaled $2.52 million compared to $3.03 million for the same period one year ago. Total interest income for the third quarter decreased $778,000 while total interest expense decreased $267,000 from the third quarter last year as a result of greater sensitivity to interest rate declines of the Company's interest earning assets over its interest bearing liabilities. For the nine months ended June 30, 2003 net interest income declined from $8.93 million last year to $7.76 million this year.

The provision for loan losses for the quarter ended June 30, 2003 was $110,000 compared to $2,235,000 for the same quarter last year. The provision for loan losses for the nine months ended June 30, 2003 was $1,010,000 compared to $2,919,000 for the same period last year. The significantly higher provision last year for the three and nine months ended June 30, 2002 was primarily due to a $750,000 charge on one specific commercial loan and a $770,000 charge to the loan loss provision as a result of increasing loss allocations on specific classified loans. The provision is based on the evaluation of many factors including current economic conditions, changes in the character, mix and size of the loan portfolio, current and past delinquency trends, adequacy of collateral on loans, historical and estimated net charge-offs and the current level of impaired loans and nonperforming loans. The Company's commercial loan portfolio has continued to grow as a percentage of total loans.

Total non-interest income was $411,000 for the three months ended June 30, 2003 compared to ($253,000) for the three month period ending June 30, 2002. Net income for the third quarter this year was impacted by a $704,000 non-cash impairment charge related to the decline in the market value of servicing rights associated with MFB Financials $161 million mortgage loan servicing portfolio. Record low interest rate levels have significantly reduced the value of mortgage servicing portfolios throughout the mortgage banking industry. During the third quarter of last year, MFB Corp. recorded an $831,000 charge on the decline in value of a $1.0 million WorldCom, Inc. corporate investment. Other non-interest income (excluding gains and losses on securities and the mortgage servicing impairment charge) has nearly doubled from the third quarter last year to the third quarter this year, increasing from $578,000 to $1.12 million, and has increased from $2.20 million for the nine months ended June 30, 2002 to $3.83 million for the nine months ended June 30, 2003. Significant growth occurred in deposit fees, trust fees, gains on sales of mortgage loans and other fee income for both the three and nine month periods. Net gains on loan sales totaling $737,000 for the third quarter ended June 30, 2003 and $2.65 million for the nine month period this year were up significantly over the same periods last year. An increase in fixed rate mortgage origination volume and improved secondary market pricing contributed to the increase over last year.

Non-interest expenses increased 14.3% from $2.60 million for the third quarter ended June 30, 2002 to $2.98 million this current quarter. For the nine months ended June 30, 2003 non-interest expense increased 12.1% from $7.53 million last year to $8.44 million this year. These increases were primarily due to increases in salaries and employee benefits and other expense. The significant growth in salaries and benefits is the result of staffing several key positions in the organization designed to position the bank for growth in the coming years. Other expense has increased over last year primarily due to increases in advertising, telephone, postage and real estate foreclosure expenses.

Primarily as a result of increased taxable income, income tax expense increased for the three and nine months ended June 30, 2003, compared to the same periods ended June 30, 2002.

BALANCE SHEET COMPOSITION
COMPARISON OF JUNE 30, 2003 TO SEPTEMBER 30, 2002

The Company's total assets increased $5.1 million from $421.2 million as of September 30, 2002 to $426.3 million as of June 30, 2003.

Cash and cash equivalents increased from $27.6 million at September 30, 2002 to $32.3 million at
June 30, 2003. Net cash from operating activities amounted to $21.4 million, net cash from financing activities totaled $2.4 million and the net cash used in investing activities amounted to $19.1 during the nine months ended June 30, 2003.

As of June 30, 2003, the total securities available for sale portfolio amounted to $50.7 million, a decrease of $2.9 million from $53.6 million at September 30, 2002. The securities portfolio activity during that period included security purchases of $27.2 million, security maturities and sales of $4.2 million, and principal payments on mortgage-backed and related securities of $24.5 million.

As of June 30, 2003, loans receivable were $320.0 million, an increase of $3.6 million from $316.4 million at September 30, 2002. Commercial loans outstanding increased by $9.6 million from $121.1 million at September 30, 2002 to $130.7 million at June 30, 2003. Due to increased volume of mortgage loans sold into the secondary market, mortgage loans declined from $168.7 million at September 30, 2002 to $162.2 million at June 30, 2003. Consumer loans, including home equity and second mortgages, increased $580,000 during the nine month period. Loans held for sale at June 30, 2003 decreased to $1.6 million from $6.4 million at September 30, 2002. Diversification of the mix of loans on the balance sheet continues to be a focus to improve profit margins, control margin volatility and to appeal to a broader range of customers and potential customers.

During the third quarter ended June 30, 2003, the Company completed secondary market mortgage loan sales totaling $22.6 million and the net gains realized on these loan sales were $737,000 including $283,000 related to recording mortgage loans servicing rights. During the third quarter ended June 30, 2002 mortgage loan sales of $8.6 million yielded net gains on loan sales of $151,000, including $107,000 related to recording mortgage loan servicing rights. The loans sold this year were primarily fixed rate mortgage loans with maturities of fifteen years or longer. The sale of loan production serves as a source of additional liquidity and management anticipates that the Company will continue to deliver fixed rate loans to the secondary market to meet consumer demand, manage interest rate risk, and diversify the asset mix of the Company. On a non-recurring basis, to meet liquidity needs that arise, the Company may sell certain adjustable rate loans from its portfolio.

The allowance for loan losses increased from $5.1 million, or 1.63% of loans, at September 30, 2002 to $5.7 million or 1.79% of loans at June 30, 2003. The increasing percentage of commercial loans in the portfolio has contributed to the increase in the Company's allowance for loan losses. The allowance is maintained through the provision for loan losses, which is charged to earnings. During the nine month period ended June 30, 2003, $1,010,000 was added to the loan loss reserve through the loan loss provision and a total of $440,000 of net charge offs were recorded during the same period.

The Company's non-performing assets have decreased from $5.95 million at September 30, 2002 to $4.24 million at June 30, 2003. The decrease was attributable to partial liquidations on non-accrual loans and sales of other real estate and non-performing securities. Impaired loans have decreased from $6.6 million at September 30, 2002 to $5.0 million at June 30, 2003. In management's opinion, the allowance for loan losses is adequate to cover probable incurred losses at June 30, 2003.

Total liabilities increased from $387.2 million at September 30, 2002 to $393.6 million at June 30, 2003. Total deposits increased $20.2 million from $264.4 million at September 30, 2002 to $284.6 million at June 30, 2003.The increase consisted of a $15.3 million increase in Savings, Now and MMDA deposits, $5.9 million increase in non-interest bearing demand deposits and $1.0 million decrease in time deposits.

FHLB advances decreased from $119.2 million at September 30, 2002 to $103.8 million at June 30, 2003. The $103.8 million of Federal Home Loan Bank advances have a weighted average interest rate of 5.46% and mature over the next nine years. One $15.0 million advance carrying a rate of 6.60% matured in June, 2003. A total of $5.8 million of the remaining advances mature in the next twelve months.

Total shareholders' equity decreased from $34.0 million as of September 30, 2002 to $32.7 million as of June 30, 2003. Net income of $1.29 million was offset by a reduction in the market value of available for sale securities of $570,000 net of tax, cash dividend payments of $420,000 and the repurchase of 75,339 shares of outstanding common stock during this period at a cost of $1.68 million. MFB Corp's equity to assets ratio was 7.68% at June 30, 2003 compared to 8.06% at September 30, 2002. The book value of MFB Corp. stock increased from $25.53 at September 30, 2002 to $25.83 at June 30, 2003.

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

Liquid assets were $84.0 million as of June 30, 2003 compared to $81.7 million as of September 30, 2002. This $2.3 increase was primarily due to an increase in short-term deposits with other financial institutions. The sale of fixed rate loan production has provided a source of additional liquidity. Management believes the liquidity level as of June 30, 2003 is sufficient to meet anticipated cash needs.

Short-term borrowings or long-term debt, such as Federal Home Loan Bank advances, are used to compensate for reduction in other sources of funds such as deposits and to assist in asset/liability management. As of June 30, 2003, total FHLB borrowings amounted to $103.8 million and were originally used primarily to fund loan portfolio growth. The Bank had commitments to fund loan originations with borrowers totaling $110.7 million at June 30, 2003, including $75.7 million in available consumer and commercial lines and letters of credit. Certificates of deposit scheduled to mature in one year or less totaled $51.1 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient cash flow and other cash resources to meet current and anticipated loan funding commitments, deposit customer withdrawal requirements and operating expenses.

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

The Bank's actual capital and required capital amounts and ratios at June 30, 2003 and September 30, 2002 are presented below:

                                          Actual                  Requirement for Capital             Requirement to be
                                                                                                    Well Capitalized Under
                                                                                                      Prompt Corrective
                                                                     Adequacy Purposes                Actual Provisions
                                   Amount           Ratio           Amount          Ratio          Amount            Ratio
                                   ------           -----           ------          -----          ------            -----
As of June 30, 2003
     Total capital
      (to risk weighted              $ 35,568        12.24%          $  23,239        8.00%        $  29,048            10.00%
assets)
     Tier 1 (core) capital
      (to risk weighted                32,263       11.11               11,619       4.00             17,429             6.00
assets)
     Tier 1 (core) capital
     (to adjusted total                32,263        7.58               17,029       4.00             21,287             5.00
assets)

As of September 30, 2002
     Total capital
      (to risk weighted             $  36,167        12.83%          $  22,553        8.00%        $  28,191            10.00%
assets)
     Tier 1 (core) capital
      (to risk weighted                32,948       11.69               11,276       4.00             16,914            6.00
assets)
     Tier 1 (core) capital
     (to adjusted total                32,948       7.83                16,824       4.00             21,032            5.00
assets)


As of June 30, 2003, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.

The forgoing discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve a number of risks and uncertainties. A number of factors could cause results to differ materially from the objectives and estimates expressed in such forward-looking statements. These factors include, but are not limited to, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, changes in the position of banking regulators on the adequacy of our allowance for loan losses and competition, changes in the value of the Company's mortgage servicing rights, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These factors should be considered in evaluating any forward-looking statements, and undue reliance should not be placed on such statements. MFB Corp. does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

As part of its efforts to monitor and manage interest rate risk, the Company uses the Net Portfolio Value ("NPV") methodology adopted by the Office of Thrift Supervision (OTS) as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance-sheet contracts. The difference as a percentage of the value of assets is the NPV ratio which was 5.41% as of March 31, 2003 (the most recently available data). Management and the Board of Directors review the OTS measurements on a quarterly basis to determine whether the Company's interest rate exposure is within the limits established by the Board of Directors in the Company's interest rate risk policy.

The Company's asset/liability management strategy dictates acceptable limits on the amounts of change in NPV given certain changes in interest rates. The table presented here, as of March 31, 2003 (the most recently available data), is an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 300 basis points. Due to the abnormally low interest rate environment prevailing at March 31, 2003, meaningful data was not available from the OTS model for the (-200) and (-300) basis point scenario and therefore is not included in the table below.


                                            (Dollars are in thousands)
       Interest Rate                              Net Portfolio Value                             NPV as % of Portfolio
                                                  -------------------
      Changes in Basis                                                                                  Value of Assets
                                                                                            -------     ---------------
           Points                                                                               NPV
      (Rate Shock) (1)               $ Amount            $ Change           % Change           Ratio            Change (1)
-----------------------------    -----------------    ----------------    -------------     -------------    -----------------

            +300                           25,308               1,431               6%             5.95%                   53

            +200                           26,109               2,232               9%             6.05%                   64

            +100                           25,760               1,883               8%             5.90%                   49

             0                             23,878                   -                -             5.41%                    -

            -100                           20,516             (3,362)            (14%)             4.61%                 (80)
(1)      Expressed in basis points


As illustrated in the March 31, 2003 table, the Company's NPV will decline if rates fall, and the NPV would increase if rates were to rise. Specifically, the table indicates that at March 31, 2003, the Company's NPV was $23.9 million or 5.41% of the market value of portfolio assets. Based upon the assumptions utilized, an immediate 100 basis point increase in market interest rates would result in a $1.9 million or 8% increase in the Company's NPV and would result in a 49 basis point or 8% increase in the Company's NPV ratio to 5.90%. Conversely, an immediate 100 basis point decrease in market interest rates would result in a $3.4 million or 14% decrease in the Company's NPV, and a 80 basis point or 14% decrease in the Company's NPV ratio to 4.61%.

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

The Board of Directors and management of the Company believe that certain factors afford the Company the ability to operate successfully despite its exposure to interest rate risk. The Company manages its interest rate risk by originating and selling the majority of its fixed rate one-to-four family real estate loans. While the Company generally originates adjustable rate mortgage loans for its own portfolio, fixed rate first mortgage loans may be retained in the portfolio from time to time. Loans classified as held for sale as of June 30, 2003 totaled $1.6 million compared to $6.4 million at September 30, 2002. The Company retains the servicing on the majority of loans sold in the secondary market and, at June 30, 2003, $161.3 million in such loans were being serviced for others.

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





Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the most recent fiscal quarter covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and are designed to ensure that material information relating to the Company would be made known to such officers by others within the Company on a timely basis.

(b) Changes in internal controls. There were no significant changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation of controls that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

           None

Item 5.   Other Information.

           None

Item 6.    Exhibits and Reports on Form 8-K.

(a)      Exhibits
              31(1) Certification required by 17 C.F.R. ss. 240.13a-14(a). 31(2) Certification required by 17 C.F.R. ss. 240.13a-14(a).
              32    Certification pursuant to 18 U.S.C.ss.1350, as adopted
                        pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) MFB Corp. filed one Form 8-K report during the quarter ended June 30, 2003. Date of report: April 23, 2003
                                 Items reported: News release dated April 23,
                                      2003 regarding the announcement of second quarter earnings and announcement of a cash dividend payable on May 20, 2003 to holders of record on May 6, 2003.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



MFB CORP.




Date  /s/ 08/05/03              By    /s/ Charles J Viater
    ---------                      --------------------------------------------
                                          Charles J. Viater
                                       President and Chief Executive Officer



Date /s/ 08/05/03                By /s/ Thomas J Flournoy
     ---------                      -------------------------------------------
                                        Thomas J. Flournoy
                                        Chief Financial Officer

                                                                    Exhibit 31



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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a. Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:__/s/ 08/05/03__                        /s/ Charles J Viater
                                            -----------------------------------
                                                   Charles J. Viater
                                                  Chief Executive Officer

                                                                 Exhibit 31



                                  CERTIFICATION

                  I,    Thomas J. Flournoy, certify that:

6.                I have reviewed this quarterly report on Form 10-Q of MFB
                  Corp;

7. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

8. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

9. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a. Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

10. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



     Date:___/s/ 08/05/03__                    /s/ Thomas J Flournoy
                                         -------------------------------------
                                              Thomas J. Flournoy
                                             Chief Financial Officer

                                                                   Exhibit 32

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

         Signed this 5th day of Auguts, 2003.





Thomas J. Flournoy                                         Charles J. Viater

Chief Financial Officer                              Chief Executive Officer


A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to MFB Corp. and will be retained by MFB Corp. and furnished to the Securities and Exchange Commission or its staff upon request.