Form 10-K
period 2003-09-30
MFB CORP
filed 2003-12-19
CIK 916396

Microsoft Word 10.0.4219;

                                        1
                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
[X]      Annual Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the fiscal year ended September 30, 2003
                                      or
[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act)  Yes_____                      No   X
                                                                   -----

The aggregate market value of the issuer's voting stock held by non-affiliates, as of March 31, 2003, was $24,509,695.

The number of shares of the registrant's common stock, without par value, outstanding as of December 5, 2003, was 1,301,210 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 2003 are incorporated by reference into Part II.

Portions of the Proxy Statement for the 2003 Annual Meeting of the Shareholders are incorporated into Part I and Part III.

                            Exhibit Index on Page 49
                               Page 1 of 52 pages

                                    MFB CORP.
                                    Form 10-K
                                      INDEX


PART I
Item 1.             Business                                                 1
Item 2.             Properties                                              41
Item 3.             Legal Proceedings                                       42
Item 4.             Submission of Matters to a Vote of Security Holders     42
Item 4.5            Executive Officers of Registrant                        42

PART II

Item 5.             Market for Registrant's Common Equity and Related
                           Stockholder Matters                              43
Item 6.             Selected Financial Data                                 43
Item 7.             Management's Discussion and Analysis of Financial
                           Condition and Results of Operations              43
Item 7A.            Quantitative and Qualitative Disclosures
                           About Market Risk                                44
Item 8.             Financial Statements and Supplementary Data             44
Item 9.             Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure              44
Item 9A.            Controls and Procedures                                 44

PART III

Item 10.            Directors and Executive Officers of the Registrant      45
Item 11.            Executive Compensation                                  45
Item 12.            Security Ownership of Certain Beneficial Owners
                           and Management and Related Stockholder Matters   45
Item 13.            Certain Relationships and Related Transactions          46
Item 14.            Principal Accountant Fees and Services                  46

PART IV

Item 15.            Exhibits, Financial Statement Schedules, and Reports
                           on Form 8-K                                      46
Signatures                                                                  48
Exhibit List                                                                49
Certifications                                                              50


                                     PART 1


Item 1.           Business.

General

MFB Corp. ("MFB" or the "Company") is an Indiana corporation organized in December, 1993, and parent company of its wholly owned savings bank subsidiary, MFB Financial ("MFB Financial" or the "Bank"). MFB Corp. became a unitary savings and loan holding company upon the conversion of Mishawaka Federal Savings from a federal mutual savings and loan association to a federal stock savings bank on March 24, 1994. On November 1, 1996, Mishawaka Federal Savings officially changed its name to MFB Financial.

MFB Financial offers a number of consumer and commercial financial services. These services include: (i) residential real estate loans; (ii) home equity and second mortgage loans; (iii) construction loans; (iv) commercial loans; (v) loans secured by deposits and other consumer loans; (vi) NOW accounts;
(vii)statement and passbook savings accounts; (viii) certificates of deposit;
(ix) consumer and commercial demand deposit accounts; (x) individual retirement accounts; (xi) trust and brokerage services; and (xii) a variety of insurance products and brokerage services through Mishawaka Financial Services, Inc., its insurance agency subsidiary. The Bank's wholly-owned subsidiaries, MFB Investments I,Inc., MFB Investments II, Inc. and MFB Investments, LP are Nevada corporations and a Nevada limited partnership that manage a portion of the Bank's investment portfolio. MFB Financial provides its banking services through its seven offices in St. Joseph and Elkhart counties, Indiana.

Lending Activities

General. The Company's principal source of revenue is interest income from residential mortgage loans, construction loans, commercial loans and consumer loans. MFB Financial has concentrated its mortgage lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one-to-four family residential real property. At September 30, 2003, $158.3 million, or 49.8% of the Company's total loan portfolio, consisted of mortgage loans and residential construction loans on one-to-four family residential real property, and multi-family loans which are generally secured by first mortgages on the property. A large majority of the residential real estate loans originated by MFB Financial are secured by properties located in St. Joseph and Elkhart Counties. In an effort to diversify the asset mix of the Bank and enhance loan yields, home equity loan, commercial loan and consumer loan programs have been established over the past eight years. Commercial loans include term loans, construction loans for commercial buildings, working capital lines of credit and letters of credit. Consumer loans include loans secured by deposits, home equity and second mortgage loans, new and used car loans, boat and recreational vehicle loans and personal loans. At September 30, 2003, 40.8% of the Company's loan portfolio consists of commercial loans and 9.4% of the loan portfolio consists of consumer loans.

Residential Mortgage Loans. Residential mortgage loans consist of one-to-four family loans. MFB Financial offers fixed-rate loans with a maximum term of thirty years for the purpose of purchasing or refinancing residential properties and building sites. It is the Company's intent to document and underwrite these loans to standards established by the secondary market to assure that they meet the investor quality guidelines.

A significant number of the residential mortgage loans made and retained in the loan portfolio by MFB Financial feature adjustable rates. Adjustable rate loans permit the Bank to better match the interest it earns on loans with the interest it pays on deposits. A variety of programs are offered to borrowers. A majority of these loans adjust on an annual basis after initial terms of one to seven years. Initial offering rates, adjustment caps and margins are adjusted periodically to reflect market conditions and the loans are underwritten to secondary market standards to allow saleability as an option.

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

Residential mortgage loans in excess of $700,000 must be approved by a majority of the members of MFB Financial's Board of Directors. Loans under that amount are approved by loan officers subject to their individual lending limit.

Construction Loans. MFB Financial offers construction loans on residential and commercial real estate to builders or developers constructing such properties and to owners who are to occupy the premises. Both residential and commercial construction and development loans to builders are underwritten in the corporate lending department with consistent underwriting standards, including adequate collateral and sufficient debt coverage ratios. The loan reviews are based on current economic conditions and personal guarantees are generally required. Construction loans to owners who will occupy the premises are underwritten in the mortgage loan department.

Generally, construction loans are 12-month adjustable rate mortgage loans with interest calculated on the amount disbursed under the loan and payable on a monthly basis. Interest rates for such loans are generally tied to the National Prime Rate. A construction loan fee is also charged for these loans. MFB Financial normally requires an 80% or less loan-to-value ratio for its construction loans. Inspections are made in conjunction with disbursements under a construction loan, and the construction phase is generally limited to six to twelve months.

Commercial Loans. MFB Financial's commercial lending department focuses on meeting the borrowing needs of local businesses primarily located in St. Joseph and Elkhart counties. Loans may be secured by real estate, equipment, inventory, receivables or other appropriate collateral. Terms vary and adjustable rate loans are generally indexed to the prime rate. Loans with longer amortization periods generally contain fixed interest rate balloon payment provisions of seven years or less. Personal guarantees by business principals are generally required in order to manage risk on these loans.

When appropriate, MFB Financial uses guaranteed lending programs, such as the Small Business Administration and the Indiana Department of Finance Authority, to reduce risk. Lending activity is controlled with individual loan officer lending limits and a loan committee consisting of various board members. Commercial lending activity has allowed MFB Financial to diversify its balance sheet, increase market penetration and improve earnings.

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

Origination and Sale of Loans. Fixed-rate mortgages secured by single family owner occupied dwellings are documented and underwritten to conform to the standards for sale in the secondary market. This provides management with the opportunity to deliver loans with the intent of increasing its servicing portfolio and corresponding fee income and creates liquidity in order to fund the acquisition of other assets for the Bank. As loans are originated with the intent of sale in the secondary market, the Bank can choose to manage and eliminate interest rate risk by committing forward sales utilizing a Best Efforts program in which no penalties are incurred for non-delivery of a loan, or utilize FHLMC mandatory delivery programs. Adjustable rate mortgages continue to be originated by the Bank utilizing standard industry notes and mortgages. They also can be sold to private institutional investors should the Bank desire additional liquidity or held in portfolio and provide yields that should better reflect changing market conditions. MFB Financial confines its loan origination activities primarily in St Joseph and Elkhart Counties and the surrounding area. MFB's loan originations are generated from referrals from builders, developers, real estate brokers, existing customers, and limited newspaper and periodical advertising. All loan applications are underwritten at MFB Financial's main office.

A savings institution generally may not make any loans to one borrower or its related entities if the total of all such loans exceeds 15% of its capital (plus up to an additional 10% of capital in the case of loans fully collateralized by readily marketable collateral); provided, however, that loans up to $500,000, regardless of the percentage limitations, may be made and certain housing development loans of up to $30 million or 30% of capital, whichever is less, are permitted. MFB Financial's portfolio of loans currently contains no loans that exceed the 15% of capital limitation.

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

Nonperforming and Classified Assets

Nonperforming assets. Nonperforming assets were $4.55 million and $5.95 million at September 30, 2003 and 2002, respectively. Nonperforming assets include nonperforming loans (loans delinquent 90 days or more and non-accrual loans), other real estate owned, repossessions and nonperforming investment securities. Nonperforming loans totaled $3.84 million and $5.46 million at September 30, 2003 and 2002, respectively. The decrease in nonperforming loans from last year was due primarily to loan repayments, sale of collateral and charge off of those loans. Impaired loans consist of non-accrual loans and other loans where principal and interest may not be collected in accordance with the original loan terms. Impaired loans were $4.0 million and $6.57 million at September 30, 2003 and 2002, respectively. Impaired loans declined from last year due to charge offs and payments on those loans.

Classified assets. Federal regulations and MFB Financial's Classification of Assets policy provide for the classification of loans and other assets such as debt and equity securities considered by the Office of Thrift Supervision ("OTS") to be of lesser quality as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the Bank will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention" by management. At September 30, 2003, the Bank had classified $5.8 million of its assets as "special mention," $12.8 million as "substandard", $-0- as "doubtful", $-0- as "loss" for regulatory purposes.

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

The Company maintains an internal loan review function reporting directly to the Board of Directors. Loan review focuses on the commercial loan portfolio. The primary objectives are to evaluate the credit risk of individual loan relationships, as well as the aggregate credit risk associated with the entire commercial loan portfolio, to help ensure that underwriting standards are followed and provide a foundation for assessing the adequacy of the allowance for loan losses. The Company has established a goal of reviewing 60% of all commercial loans annually, based on dollar amounts outstanding. During the twelve months ending September 30, 2003, 66% of the commercial loans were reviewed at least once. The Company reviews all "special mention" loans at least semi-annually and all "substandard," "doubtful" and "loss" assets at least quarterly.

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

When a loan is 30 days in default, personal contact is made with the borrower to establish an acceptable repayment schedule. When loans are ninety days in default, contact is made with the borrower by an employee of MFB Financial after consultation with a Senior Loan Officer who attempts to establish an acceptable repayment schedule. Management is authorized to commence foreclosure or repossession proceedings for any loan upon making a determination that it is prudent to do so. All loans on which foreclosure or repossession proceedings have been commenced are placed on non-accrual status.

Allowance for Loan Losses

The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision is determined in conjunction with management's review and evaluation of current economic conditions, changes in the character and size of the loan and lease portfolio, delinquencies (current status as well as past trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan and lease portfolio. During the fiscal year ended September 30, 2003, the Bank continued to experience growth in the commercial loan portfolio. Total commercial loans at September 30, 2003 were $130.6 million compared to $121.1 million at September 30, 2002, a 7.84 % increase. Concurrently, the Bank continued to improve its loan review and risk assessment procedures and experienced improvement in the quality of its commercial loan portfolio. Based on the factors above, the provision for loan losses was reduced from $3.4 million during the period ended September 30, 2002 to $1.1 million for the period ending September 30, 2003. The balance of the allowance for loan losses at September 30, 2003 was $5.2 million or 1.63% of loans, compared to $5.1 million or 1.63% of loans, one year ago. In management's opinion, MFB Financial's allowance for loan losses is adequate to absorb probable incurred losses existing at September 30, 2003.


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

The Company's investment portfolio consists of U.S. Treasury Bonds, U.S. government agency securities, municipal bonds, mortgage-backed securities, commercial paper, corporate debt securities, equity securities and Federal Home Loan Bank ("FHLB") stock. Investment securities declined from $53.6 million at September 30, 2002 to $40.0 million at September 30, 2003 primarily due to significant principal paydowns of the Company's mortgage-backed securities related to the heavy mortgage refinancing volume during that period. During the fiscal year ended September 30, 2002, the Company recorded an $895,000 write down on a $1.0 million WorldCom, Inc. corporate debt security. That security was sold in October 2002 for a gain of $40,000 over the reduced book value.

Liquidity. Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Liquid assets include cash, U.S. Treasury obligations, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances and specified state or federal agency obligations. Subject to various restrictions, FHLB-member savings institutions may also invest in certain corporate debt securities, commercial paper, mutual funds, mortgage-related securities, and first lien residential mortgage loans. The Financial Regulatory Relief and Economic Efficiency Act of 2000, which was signed into law on December 27, 2000, repealed the former statutory requirement that all savings associations maintain an average daily balance of liquid assets in a minimum amount of not less than 4% or more than 10% of their withdrawable accounts plus short-term borrowings. Savings associations remain subject to the OTS regulation that requires them to maintain sufficient liquidity to ensure their safe and sound operation. Liquid assets were $81.4 million as of September 30, 2003 comparable to the $81.7 million at September 30, 2002, and management believes the liquidity level as of September 30, 2003 is sufficient to meet anticipated liquidity needs.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts offered by MFB Financial has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. MFB Financial has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. MFB Financial manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, the Bank's savings, NOW and non-interest-bearing checking accounts have been relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. Over the past two years, the Bank has offered a 3 and 5 year rising rate certificate of deposit to increase its competitiveness in the market. The balance of those certificates of deposit at September 30, 2003 was $55.4 million. The Bank has also introduced other new deposit products in the past year, including a new 25 month certificate of deposit and money market account, with the objective of attracting new customers.

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

MFB Financial's borrowings consist mainly of advances from the FHLB of Indianapolis secured by a blanket collateral agreement and based on percentage of unencumbered loans and investment securities held by the bank. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. There are regulatory restrictions on advances from the Federal Home Loan Banks, See "Regulation--Federal Home Loan Bank System" and "--Qualified Thrift Lender." At September 30, 2003, MFB Financial had $98.8 million in Federal Home Loan Bank borrowings outstanding at an average rate of 5.47% compared to $119.2 million at September 30, 2002 at an average rate of 5.60%. MFB Financial does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.


Bank Subsidiaries

The Bank's insurance agency subsidiary, Mishawaka Financial Services, Inc. ("Mishawaka Financial"), was organized in 1975 and currently is engaged in the sale of credit life, general fire and accident, auto, property and health and life insurance, as agent to the Bank's customers and the general public. During fiscal year 2003, Mishawaka Financial received approximately $171,000 in commissions versus approximately $155,000 in commissions received during fiscal year 2002. During the fiscal year ending September 30, 2002, the Company established three new wholly-owned subsidiaries of the Bank to manage a portion of its investment portfolio. MFB Investments I, Inc. and MFB Investments II, Inc. are Nevada corporations which jointly own MFB Investments, LP, a Nevada limited partnership which holds and manages investment securities previously owned by the Bank. A total of $38.3 million in investment securities are currently managed by MFB Investments, LP. All intercompany balances and transactions between all of the subsidiaries have been eliminated in the consolidation.

Employees

As of September 30, 2003, MFB Financial employed 130 persons on a full-time basis and 19 persons on a part-time basis. None of MFB Financial's employees are represented by a collective bargaining group. Management considers its employee relations to be excellent.

(1) Average outstanding balance reflects unrealized gain (loss) on securities available for sale. (2) Average outstanding balances reflect unrealized gain
(loss) on loans held for sale. (3) Total loans less deferred net loan fees and loans in process.

                                       12
I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     A. The following are the average balance sheets for the years ending September 30:


                                                                        2003            2002             2001
                                                                       Average         Average          Average
                                                                     Outstanding     Outstanding      Outstanding
                                                                       Balance         Balance          Balance
Assets:                                                                            (In thousands)
Interest-earning assets:
     Interest-bearing deposits                                     $      30,856    $     22,797    $     18,422
     Mortgage-backed securities (1)                                       25,852          26,261          19,707
     Other securities available for sale (1)                              24,412          30,216          28,589
     FHLB stock                                                            6,359           6,308           6,308
     Loans held for sale (2)                                               1,532             353             293
     Loans receivable (3)                                                316,223         314,210         317,403
                                                                   -------------    ------------    ------------
         Total interest-earning assets                                   405,234         400,145         390,722
Non-interest earning assets, net
  of allowance for loan losses                                            21,643          17,675          17,168
                                                                   -------------    ------------    ------------

              Total assets                                         $     426,877    $    417,820    $    407,890
                                                                   =============    ============    ============

Liabilities and shareholders' equity:
Interest-bearing liabilities:
     Savings accounts                                              $      28,714    $     19,249    $     15,946
     NOW and money market accounts                                        67,389          59,433          51,520
     Certificates of deposit                                             155,740         155,519         167,519
     Repurchase agreements                                                     -           9,988           8,416
      Other Borrowings                                                       155               -               -
     FHLB advances                                                       114,146         119,297         114,903
                                                                   -------------    ------------    ------------
         Total interest-bearing liabilities                              366,144         363,486         358,304
Other liabilities                                                         27,129          19,020          16,333
                                                                   -------------    ------------    ------------
     Total liabilities                                                   393,273         382,506         374,637

Shareholders' equity
         Common stock                                                     13,020          12,944          13,077
         Retained earnings                                                29,901          30,402          28,227
         Net unrealized gain(loss) on securities
              available for sale                                            (419)           (196)           (434)
         Treasury stock                                                   (8,898)         (7,836)         (7,617)
                                                                   --------------   ------------    ------------
         Total shareholders' equity                                       33,604          35,314          33,253
                                                                   -------------    ------------    ------------

         Total liabilities and shareholders' equity                $     426,877    $    417,820    $    407,890
                                                                   =============    ============    ============


(1) Average balances does not reflect unrealized gain (loss) on securities available for sale and yield is based on amortized cost.
(2)     Total loans less deferred net loan fees and loans in process.
(3) Interest rate spread is calculated by subtracting average interest rate cost from average interest rate earned for the period indicated.
(4) The net yield on average interest-earning assets is calculated by dividing net interest income by average interest-earning assets for the period indicated.
                                       13
I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

     B. The following tables set forth, for the years indicated, the condensed average balance of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average interest rates earned or paid thereon.

                                                                      --------Year Ended September 30, 2003-------
                                                                              -----------------------------
                                                                         Average                          Average
                                                                         Balance         Interest       Yield/Cost
                             (Dollars in thousands)

INTEREST-EARNING ASSETS
     Interest-bearing deposits                                        $     30,856    $        341         1.11%
      Mortgage-backed securities (1)                                        25,800             574         2.22
     Other securities available for sale (1)                                24,982           1,040         4.16
     FHLB stock                                                              6,359             338         5.32
     Loans held for sale                                                     1,532              94         6.14
     Loans receivable (2)                                                  316,223          20,547         6.50
                                                                      ------------    ------------     --------
         Total interest-earning assets                                $    405,752          22,934         5.65
                                                                      ============    ------------     --------

INTEREST-BEARING LIABILITIES
     Savings accounts                                                 $     28,714             273          .95%
     NOW and money market accounts                                          67,389             508          .75
     Certificates of deposit                                               155,740           5,020         3.22
     Repurchase agreements                                                       -               -            -
      Other Borrowings                                                            155            6         3.68
     FHLB advances                                                         114,146           6,438         5.64
                                                                      ------------    ------------     --------
         Total interest-bearing liabilities                           $    366,144          12,245         3.34
                                                                      ============    ------------     --------

Net interest-earning assets                                           $     39,608
                                                                      ============

Net interest income                                                                   $     10,689
                                                                                      ============

Interest rate spread (3)                                                                                   2.31%
                                                                                                           =====

Net yield on average interest-earning assets (4)                                                           2.63%
                                                                                                           =====


(1) Average balance does not reflect unrealized gain (loss) on securities available for sale and yield is based on amortized cost.
(2)     Total loans less deferred net loan fees and loans in process.
(3) Interest rate spread is calculated by subtracting average interest rate cost from average interest rate earned for the period indicated.
(4) The net yield on average interest-earning assets is calculated by dividing net interest income by average interest-earning assets for the period indicated.
                                       15
I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)



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
                                                                                                           =====





                                       16
I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

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


                                                                               Increase (Decrease) in
                              Net Interest Income
                             Total Net Due to Due to
                                                                    Change              Rate             Volume
                                 (In thousands)
Year ended September 30, 2003 compared
  to year ended September 30, 2002
      Interest-earning assets
         Interest-bearing deposits                               $       (88)      $      (211)      $        123
         Mortgage-backed securities                                     (569)             (560)                (9)
         Other securities available for sale                            (403)             (145)              (258)
         FHLB stock                                                      (60)              (63)                 3
         Loans held for sale                                              72                 -                 72
         Loans receivable                                             (1,783)           (1,925)               142
                                                                 ------------      ------------      ------------
             Total                                                    (2,831)           (2,904)                73

      Interest-bearing liabilities                                        57               (37)                94
         Savings accounts                                               (192)             (277)                85
         NOW and money market accounts                                  (964)             (972)                 8
         Certificates of deposit                                        (154)                -               (154)
         Repurchase agreements                                             -                 -                  -
             Other Borrowings                                              6                 -                  6
         FHLB advances                                                  (337)              (46)              (291)
                                                                 ------------      ------------      -------------
             Total                                                    (1,584)           (1,332)              (252)
                                                                 ------------      ------------      -------------

Change in net interest income                                    $    (1,247)      $    (1,572)      $        325
                                                                 ============      ============      ============


                                       19
I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)



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
                                                                 ============      ============      ============



II.     INVESTMENT PORTFOLIO


A. The following table sets forth the amortized cost and fair value of securities available for sale: At September 30, 2003 2002 2001

                         Amortized        Fair          Amortized         Fair          Amortized         Fair
                           Cost           Value           Cost            Value           Cost            Value
                           ----           -----           ----            -----           ----            -----
                                                              (In thousands)
Debt securities
     U.S. Government
       and federal
       agencies       $     9,369    $      9,563      $    12,485     $   12,814      $    2,920     $     3,022
     Municipal bonds          346             369              349            368             145             145
     Mortgage-
       backed              16,808          16,769           26,771         27,037          20,091          20,320
     Commercial
       Paper                    -               -                -              -           4,995           4,995
     Corporate notes        9,771           9,486            9,880          9,409          15,329          15,207
                      -----------    ------------      -----------     ----------      ----------     -----------

                           36,294          36,187           49,485         49,628          43,480          43,689

Marketable equity
  securities                4,237           3,841            4,237          3,957           4,252           4,171
                      -----------    ------------      -----------     ----------      ----------     -----------

                      $    40,531    $     40,028      $    53,722     $   53,585      $   47,732     $    47,860
                      ===========    ============      ===========     ==========      ==========     ===========



The following table sets forth the amortized cost and estimated market value of Federal Home Loan Bank (FHLB) stock:

                                                           At September 30,
                      -------------------------------------------------------------------------------------------
                                  2003                           2002                              2001
                      --------------------------       --------------------------      --------------------------
                                        Estimated                      Estimated                        Estimated
                         Amortized       Market         Amortized        Market         Amortized        Market
                           Cost           Value           Cost            Value           Cost            Value
                           ----           -----           ----            -----           ----            -----
                                                              (In thousands)
Other securities
FHLB stock, at
   cost               $     6,471    $      6,471      $     6,308     $    6,308      $    6,308     $     6,308
                      ===========    ============      ===========     ==========      ==========     ===========


B. The maturity distribution and weighted average interest rates of debt securities available for sale, excluding mortgage-backed securities, are as follows:

                                          Amount at September 30, 2003, which matures in
           ------------------------------------------------------------------------------------------------------------
                                          One                 One to             Over Five to        Over 10
               Year or Less           Five Years             Ten Years               Years                Totals
           --------------------  --------------------  --------------------  --------------------  --------------------
                       Amortized    Fair     Amortized    Fair     Amortized    Fair     Amortized    Fair     AmortizedFair
                         Cost       Value      Cost       Value      Cost       Value      Cost      Value       Cost Value
                         ----       -----      ----       -----      ----       -----      ----      ------      ---- -----

                                                                (Dollars in thousands)
U.S. Government and federal
  agencies $   1,903  $   1,933  $   3,448      3,594  $   4,018  $   4,036  $          $          $   9,369  $   9,563
Municipal bonds                        346        369                                                    346        369
Corporate notes 2,045     2,090      3,765      3,911                            3,961      3,485      9,771      9,486
                ----- ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

           $    3,948 $   4,023  $   7,559  $   7,874  $   4,018  $   4,036  $   3,961  $   3,485  $  19,486  $  19,418
           ========== =========  =========  =========  =========  =========  =========  =========  =========  =========


Weighted
average yield   5.80 %                4.97%                 4.53%                1.77%                 4.40%



There were no securities held to maturity at September 30, 2003.

The weighted average interest rates are based upon coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

C. There were no investments in securities of any one issuer which exceeded 10% of the shareholders' equity of the Company at September 30, 2003.

                                       21
III.     LOAN PORTFOLIO

         A. The following table sets forth the composition of MFB Corp.'s consolidated loan portfolio and mortgage-backed securities by loan type as of the dates indicated, including a reconciliation of gross loans receivable to net loans receivable after consideration of the allowance for loan losses, deferred net loan fees and loans in process:


----------------------------------------------------------September 30,-----------------------------------------------------------
                         2003               2002                 2001                2000                 1999

                            Percent            Percent               Percent            Percent              Percent
                              of                  of                   of                 of                    of
                   Amount   Total     Amount    Total      Amount     Total      Amount  Total      Amount    Total
                                                                                                   (Dollars in thousands)
Mortgage loans
Residential    $   129,472  40.60% $  146,943   46.31%  $  157,187    50.29%  $ 185,267  58.23% $   191,480    70.62%
Resl constr.        22,066   6.92      15,863    5.00       18,658     5.97      13,146   4.13       11,158     4.12
Multi-family         6,728   2.11       6,027    1.90        4,331     1.38       3,631   1.14        3,299     1.22

Commercial and other loans
Commercial loans   130,623  40.96     121,140   38.18      105,575    33.78      91,105  28.64       47,399    17.48
Home equity and second
mortgage loans      24,535   7.70      21,151    6.67       20,275     6.49      18,917   5.95       13,308     4.91
Financing leases       -       -                  -          -               -             -             17      .01
Other                5,462   1.71       6,165    1.94        6,537     2.09       6,089   1.91        4,461     1.64
                 ---------- -------   --------  -------  ----------- --------  -------- ------     ---------  ---------
Gross loans rec    318,886 100.00%    317,289  100.00%     312,563   100.00%    318,155 100.00%     271,122   100.00%

Less
Allow Loan Loss     (5,198)            (5,143)              (4,632)              (1,672)               (638)
Def net loan fees     (820)              (794)                (807)                (923)               (933)
Loans in process        89               (104)                (143)                 (54)                (87)
                 -----------       -------------        -------------        ------------       -------------

Net loans rec  $   312,957       $    311,248         $    306,981         $    315,506            $269,464

Mortgage-backed securities
FHLMC certificates $ 6,966       $     13,748         $      3,617             $    610            $    868
CMO - REMIC          9,803             13,289               16,703               13,602              25,582

Net MBS        $    16,769       $     27,037         $     20,320          $    14,212             $26,450


Mortgage loans
Adj rate       $   113,639  71.80 $   132,836  78.68  $    140,284  77.86%  $   157,144  77.78% $    142,756    69.32%
Fixed rate          44,627  28.20      35,997  21.32        39,892  22.14        44,900  22.22        63,181    30.68
Total          $   158,266 100.00%$   168,833 100.00% $    180,176 100.00%  $   202,044 100.00% $    205,937   100.00%



        B. Loan Maturity. The following table sets forth certain information at September 30, 2003, regarding the dollar amount of loans maturing in MFB Corp.'s consolidated loan portfolio based on the date that final payment is due under the terms of the loan. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

                             Balance      Due during years ended September 30,
                           Outstanding                                        2007         2009           2014        2019
                         at September 30,                                      and          to             to          and
                              2003          2004      2005         2006        2008        2013           2018       Following

                                                                         (In thousands)
Mortgage Loans
Residential            $    129,472  $        27  $       73  $       150  $     1,057 $     8,008  $     28,087  $    92,069
Residential construction       22,066     22,066          -            -            -            -            -            -
Multi-family                    6,728      2,614         799           50        3,211          27            26           -
Commercial and other Loans-
Commercial loans              130,623     51,509       9,536        8,869       56,955       2,974           618          162
Home equity and second         24,535      2,802         880        1,390        8,359      10,850           148          107
        mortgage
Other                           5,462      1,532         911        1,268        1,549         186             -           17


Total                    $    318,886  $  80,550  $   12,199  $    11,727  $    71,131 $    22,045  $     28,879  $    92,355

The following table sets forth, as of September 30, 2003, the dollar amount of all loans due after one year which have fixed interest rates and floating or adjustable interest rates.

                                                     Due After September 30, 2003
                                                               Variable
                                              Fixed Rates        Rates           Total
                                                                 (In thousands)
Mortgage loans
      Residential & Construction              $     39,921    $   111,617    $  151,538
      Multi-family                                   4,706          2,022         6,728


Commercial and other loans
      Commercial loans                              85,626         44,997       130,623
      Home equity and second mortgage                8,066         16,469        24,535
      Other                                          5,462              -         5,462
                                              ------------    -----------    ----------

      Total                                   $    143,781    $   175,105    $  318,886
                                              ============    ===========    ==========

                                       22
III. LOAN PORTFOLIO (Continued)

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

                                                                  At September 30,
                                    -----------------------------------------------------------------------------
                                       2003            2002             2001            2000              1999
                                       ----            ----             ----            ----              ----
                                                               (Dollars in thousands)

Accruing loans delinquent
 more than 90 days                 $        -       $       -       $       152     $       60       $        96
Non-accruing loans                       3,845           5,464             2,632              6                 -
                                    ----------       ---------       -----------     ----------       -----------
Total nonperforming
        loans                            3,845           5,464             2,784             66                96
Real estate owned, net                     704             365                 -              -               100
Nonperforming Investments                    -             120                 -              -                 -
                                    ----------       ---------       -----------     ----------       -----------
      Total nonperforming
        assets                      $    4,549       $   5,949       $     2,784     $       66       $       196
                                    ==========       =========       ===========     ==========       ===========

Nonperforming loans to
  total loans                           1.21%            1.73%             .89%           .02%              .03%
Nonperforming assets to
  total loans                           1.43%            1.88%             .89%           .02%              .06%

Management believes that the allowance for loan losses balance at September 30, 2003 is adequate to absorb estimated losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

                                       23
III. LOAN PORTFOLIO (Continued)

         C. Risk Elements (Continued)

                2.    Potential Problem Loans

                      As of September 30, 2003, impaired loans totaled $4.0 million. Loans are classified as impaired loans if there are serious doubts as to the ability of the borrower to comply with present loan repayment terms, which may result in disclosure of such loans pursuant to Item III.C.1. The impaired loans had specific loan loss allowances totaling $1.4 million at September 30, 2003. A total of $3.6 million of the impaired loans are nonaccrual loans and included in the nonperforming loans of $3.8 million in the table above.

                3.    Foreign Outstandings

                      None

                4.    Loan Concentrations

                      MFB Financial historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one-to-four family and multi-family residential real property. These loans continue to be a major focus of MFB Financial's loan origination activities, representing 49.8% of the total loan portfolio at September 30, 2003. However, MFB Financial continues to place increased emphasis on diversifying its balance sheet and improving earnings with significant growth in commercial lending, which represent 40.8% of the total loan portfolio at September 30, 2003.


         D.     Other Interest-Earning Assets

                There are no other interest-earning assets as of September 30, 2003 which would be required to be disclosed under Item III. C.1 or 2 if such assets were loans.

*      Not including loans held for sale
                                       24
     IV.   SUMMARY OF LOAN LOSS EXPERIENCE

           A. The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in
                conjunction   with management's review and evaluation of current
                economic conditions (including those of MFB Corp.'s lending area), changes in the characteristic and size of the loan portfolio, loan delinquencies (current status as well as past trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, MFB Corp.'s allowance for loan losses is adequate to absorb probable incurred losses from loans at September 30, 2003.


                The following table analyzes changes in the consolidated allowance for loan losses during the past five years ended September 30, 2003.

                                                              Years Ended September 30,
                                  -------------------------------------------------------------------------------
                                       2003            2002             2001            2000              1999
                                       ----            ----             ----            ----              ----
                                                               (Dollars in thousands)
Balance of allowance at
  beginning of period             $      5,143     $     4,632     $       1,672     $      638      $        454
Add:
      Recoveries of loans
        previously charged-
        off--residential real
        estate loans                         -              14                 4              -                 -
          Commercial real estate 333 Less charge offs:
      Commercial loans                  (1,060)              -                 -              -                 -
        Home Equity                         (7)              -                 -              -                 -
      Commercial real estate
        loans                             (305)         (2,826)              (91)           (51)              (45)
      Consumer loans                       (16)            (46)              (50)           (21)               (1)
                                  -------------    -----------     -------------     ----------      ------------
Net charge-offs                         (1,055)         (2,858)             (137)           (72)              (46)

Provisions for loan losses               1,110           3,369             3,097          1,106               230
                                  ------------     -----------     -------------     ----------      ------------

Balance of allowance at
  end of period                   $      5,198     $     5,143     $       4,632     $    1,672      $        638
                                  ============     ===========     =============     ==========      ============

Net charge-offs to total
  average loans out-
  standing for period *                 .33%            .91%             .04%            .02%                .02%
Allowance at end of
  period to total loans
  at end of period  *                  1.63%           1.63%           1.49%             .53%               .24%


(1) Includes home equity and second mortgage loans, repossessed assets, and other loans including, education loans and loans secured by deposits.

                                       25


     IV. SUMMARY OF LOAN LOSS EXPERIENCE (Continued)


        Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of MFB Corp.'s allowance for loan losses at the dates indicated.



                                                             September 30,
                                        2003                 2002                 2001               2000               1999
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

                                                                  (Dollars in thousands)
Balance at end of period
  applicable to

      Residential               $     94    40.60%   $     121    46.31%   $      96   50.77%  $     99   58.23%   $   110   70.62%

      Commercial                   4,591    40.96        4,814    38.18        4,359   33.45      1,379   28.64        387   17.48

      Multi-family                     7     2.11            6     1.90            4    1.37          4    1.14          3    1.22

      Residential construction        22     6.92           16     5.00           19    5.91         13    4.13         11    4.12

      Consumer loans (1)              70     9.41           67     8.61           70    8.50         65    7.86         45    6.56

      Unallocated                    414                   119                    84       -        112       -         82       -
                                --------    ------       -----   -----     --------   ------   --------  -------     ------  ------

          Total                 $  5,198   100.00%   $   5,143   100.00%   $   4,632  100.00%  $  1,672  100.00%    $  638 $100.00%

V.       DEPOSITS

        The average amount of deposits and average rates paid are summarized as follows for the years ended September 30:


                                                      2 0 0 3                      2 0 0 2                         2 0 0 1
                                              Average        Average         Average        Average        Average         Average
                                              Amount          Rate           Amount          Rate          Amount           Rate
                                                                              (Dollars in thousands)
         Savings accounts               $     28,714          .95%     $     19,249         1.12%   $      15,946           2.25%
         Now and money market accounts        67,389          .75            59,433         1.18           51,520           2.42
         Certificates of deposit             155,740         3.22           155,519         3.85          167,519           5.65
         Demand deposits (noninterest-bearing 23,833                         16,939                        13,194

                                        $    275,676                   $    251,140                 $     248,179


        Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at September 30, 2003 is summarized as follows:

                                                                                                                         Amount
                                                                                                                     (In thousands)

         Three months or less                                                                                        $     10,505
         Over three months and through six months                                                                           2,120
         Over six months and through twelve months                                                                          3,393
         Over twelve months                                                                                                22,777
                                                                                                                     ------------
                                                                                                                     $     38,795

                                       27
VI.      RETURN ON EQUITY AND ASSETS

         The ratio of net income to average total assets and average shareholders' equity and certain other ratios are as follows:

                                                                               September 30,
                                                              ----------------------------------------------
                                                                 2003              2002             2001
                                                                 ----              ----             ----
                                                                          (Dollars in thousands)

        Average total assets                                  $    426,877      $    417,820     $    407,890
                                                              ============      ============     ============

        Average shareholders' equity                          $     33,604      $     35,314     $     33,253
                                                              ============      ============     ============

        Net income                                            $      2,400      $        649     $      1,910
                                                              ============      ============     ============

        Return on average total assets                                .56%            .16%              .47%
                                                              ============      ==========       ==========

        Return on average shareholders' equity                       7.14%           1.84%             5.75%
                                                              ============      ==========       ==========

        Dividend payout ratio (dividends
          declared per share divided by net
          income per share)                                         23.26%            84.69%           27.82%
                                                              ============      ============     ===========

        Average shareholders' equity
          to average total assets                                    7.87%           8.45%             8.15%
                                                              ============      ==========       ==========

VII.     SHORT-TERM AND FEDERAL HOME LOAN BANK BORROWINGS
The following table sets forth the maximum month-end balance and average balance of FHLB advances and securities sold under agreements to repurchase at the dates indicated.

                                                                               September 30,
                                                              ----------------------------------------------
                                                                 2003              2002             2001
                                                                 ----              ----             ----
                                                                          (Dollars in thousands)
Maximum Balance:
FHLB advances.............................................    $119,215        $   119,685       $   119,685
Securities sold under agreements to.................                 --            14,330            11,022
        repurchase

Average Balance:
FHLB advances:............................................       114,146          119,297           114,903
Securities sold under agreements to.......................           --             9,988             8,416
        repurchase

Average Rate Paid On:
FHLB advances.............................................           5.64%           5.68%             5.75%
Securities sold under agreements to.......................          --               1.54              3.47
        repurchase

The following table sets forth the Bank's borrowings at the dates indicated:
                                                                               September 30,
                                                              ----------------------------------------------
                                                                 2003              2002             2001
                                                                 ----              ----             ----
                                                                          (Dollars in thousands)
Amounts Outstanding:
FHLB advances.............................................    $    98,790     $   119,215       $   119,685
Securities sold under agreements to.......................              -               -            11,022
        Repurchase

Weighted Average Interest Rate:
FHLB Advances.............................................           5.47%           5.60%             5.60%
Securities sold under agreements to repurchase............           -               -                 2.28


                                       52
                                   COMPETITION

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

The OTS has extensive authority over the operations of savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Bank was as of March 31, 2002. When these examinations are conducted by the OTS, the examiners may require the Company to provide for higher general or specific loan loss reserves. To fund the operations of the OTS, all savings institutions are subject to a semi-annual assessment, based on the total assets, condition, and complexity of operations. The Bank's OTS assessment for the fiscal year ended September 30, 2003, was approximately $96,000.

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

Recent Legislative Developments

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 - federal legislation which modernizes the laws governing the financial services industry. The new law establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. As a result of this legislation, bank holding companies will be permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities. To the extent the law permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer wider varieties of financial services than are currently offered by MFB and that could aggressively compete in the markets currently served by MFB. The statute grandfathered MFB's status as a unitary savings and loan holding company and its authority to engage in commercial activities. The legislation also provides, however, that a company that acquires a unitary savings and loan holding company through a merger or other business combination may engage only in those activities that are permissible for a multiple savings and loan holding company or for a financial holding company. This provision likely could reduce the number of potential acquirers of MFB. The law also increases commercial banks' access to loan funding by the Federal Home Loan Bank System, and includes new provisions in the privacy area, restricting the ability of financial institutions to share nonpublic personal customer information with third parties.

On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (the "Patriot Act"). The Patriot Act is intended to strengthen the ability of U.S. Law Enforcement to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions is significant and wide-ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all the following matters, among others: money laundering, suspicious activities and currency transaction reporting, and currency crimes.

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reportings. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934 (the "1934 Act"). In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits;
(iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions become effective over a period of 30 to 270 days and are subject to rulemaking by the Securities and Exchange Commission. Management expects that significant additional efforts will be required in complying with the provisions of the Sarbanes-Oxley Act.

Federal Home Loan Bank System

The Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member financial institutions. At September 30, 2003, the Bank's investment in stock of the FHLB of Indianapolis was $6.47 million.

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

In addition to the assessment for deposit insurance, savings institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the SAIF. By law, payments on Financing Corporation obligations have been shared equally between the members of both insurance funds since January 1, 2000. The Bank's annual deposit insurance premium for the year ended September 30, 2003, including the Financing Corporation payments, was approximately $44,000 based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

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

Regulatory Capital

Currently, savings institutions are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations with the highest rating for safety and soundness maintain "core capital" of at least 3% of total assets, with other savings associations maintaining core capital of 4% to 5% of total assets, depending on their condition. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits), less nonqualifying intangibles. Under the tangible capital requirement, a savings bank must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights and purchased credit card relationships which may be included subject to certain limits) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings bank to account for the relative risks inherent in the type and amount of assets held by the savings bank. The total risk-based capital requirement requires a savings bank to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%) with a credit risk-free asset such as cash requiring no risk-based capital and an asset with a significant credit risk such as a non-accrual loan being assigned a factor of 100%. At September 30, 2003, based on the capital standards then in effect, the Bank was in compliance with all capital requirements imposed by law.

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

Prompt Corrective Action

Applicable Federal law requires that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, five capital tiers have been established: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At each successively lower capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. OTS regulations define these capital levels as follows: (1) well-capitalized institutions must have total risk-based capital of at least 10%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 6% and a leverage ratio of at least 5% and are not subject to any order or written directive of the OTS to maintain a specific capital level for any capital measure; (2) adequately capitalized associations are those that meet the regulatory minimum of total risk-based capital of 8%, core risk-based capital of 4% and a leverage ratio of 4%, but which are not well capitalized; (3) undercapitalized institutions are those that do not meet the requirements for adequately capitalized institutions, but that are not significantly undercapitalized; (4) significantly undercapitalized institutions have total risk-based capital of less than 6%, core risk-based capital of less than 3% and a leverage ratio of less than 3%; and (5) critically undercapitalized institutions are those with tangible capital of less than 2% of total assets. In addition, the OTS can downgrade an institution's designation notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or if the institution is deemed to be in an unsafe or unsound condition. Each undercapitalized institution must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Significantly undercapitalized institutions must restrict the payment of bonuses and raises to their senior executive officers. Furthermore, a critically undercapitalized institution must be placed in conservatorship or receivership within 90 days after reaching such capitalization level, except under limited circumstances. It will also be prohibited from making payments on any subordinate debt securities without the prior approval of the FDIC and will be subject to significant additional operating restrictions. The Bank's capital at September 30, 2003, meets the standards for a well-capitalized institution.

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

Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings bank subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company must, within one year of the savings association's failure to meet the QTL test, register as a bank holding company and become subject to all of the provisions of the Bank Holding Company Act of 1956. See-"Qualified Thrift Lender." At September 30, 2003, the Bank's asset composition was in excess of that required to qualify the Bank as a Qualified Thrift Lender.

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

Loans to One Borrower

Under OTS regulations, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings bank may lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the savings bank meets its regulatory capital requirements and the OTS authorizes the savings bank to use this expanded lending authority. At September 30, 2003, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its regulatory lending limits. Management does not believe that the loans-to-one-borrower limits will have a significant impact on the Bank's business operations or earnings.

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

At September 30, 2003, 77.67% of the Bank's portfolio assets (as defined on that date) were invested in qualified thrift investment (as defined on that date), and therefore the Bank's asset composition was in excess of that required to qualify the Bank as a QTL. Also, the Bank does not expect to significantly change its lending or investment activities in the near future, and therefore expects to continue to qualify as a QTL, although there can be no such assurance.

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



                                    TAXATION

Federal Taxation

Historically, savings institutions, such as the Bank, had been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, in August, 1996, legislation was enacted that repealed the reserve method of accounting for federal income tax purposes. As a result, the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The recapture is occurring over a six-year period, the commencement of which began with the Bank's taxable year ending September 30, 1999, since the Bank met certain residential lending requirements. In addition, the pre-1988 reserve, for which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) the Bank no longer qualifies as a bank under the Code, or (ii) excess dividends or distributions are paid out by the Bank. The amount of bad debt to be recaptured is approximately $219,000.

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

Item 2.  Properties.

At September 30, 2003, MFB Financial conducted its business from its main office at 121 South Church Street, Mishawaka, Indiana 46544, and six full service financial centers. The main office and five branch offices are owned by MFB Financial, while the South Bend office is leased. During the fiscal year ended September 30, 2003, MFB Financial opened one new office in Elkhart, Indiana and closed its nearby office in Goshen, Indiana. A third branch office in South Bend is currently under construction and expected to open in February 2004.

On October 31, 2003, MFB Financial completed the purchase of a new headquarters building located in Mishawaka, Indiana. The building formerly was owned by U.S. Steel Corporation which it obtained in its acquisition of the National Steel Corporation earlier in 2003. The Bank plans to retain its current headquarters facility in downtown Mishawaka as a branch while relocating all executive, administrative, operational, and business sales and development functions to the new headquarters building.

The following table provides certain information with respect to MFB Financial's offices as of September 30, 2003:
                                         Year                       Approximate
Description and Address                 Opened                   Square Footage
Main Office
121 S. Church Street
Mishawaka, IN 46544                       1961                          13,738

Branch Office
411 W. McKinley Ave.
Mishawaka, IN 46545                       1975                           4,800

Branch Office
402 W. Cleveland Rd.
Mishawaka, IN 46545                       1977                           2,540

Branch Office
2427 Mishawaka Ave.
South Bend, IN 46615                      1978                           2,600

Branch Office
25990 County Road 6
Elkhart, In. 46514                        1999                           3,250

Branch Office
100 E. Wayne St., Suite 150
South Bend, In. 46601                     2000                           3,222

Branch Office
23132 U.S. 33
Elkhart, In. 46517                        2003                           2,750

MFB Financial also operates seven automatic teller machines (ATMs), one at each office listed above. MFB Financial's ATMs participate in the nationwide CIRRUS ATM network.

MFB Financial owns computer and data processing equipment which is used for transaction processing and accounting. In 2003, MFB Financial also renegotiated its contract for data processing and reporting services with BISYS, Inc. in Houston, Texas. The cost of these data processing services was approximately $54,000 per month for the year ended September 30, 2003.

Item 3.  Legal Proceedings.

The Bank is involved in various legal actions arising in the normal course of its business. In the opinion of management, the resolutions of these legal actions are in the aggregate not expected to have a material adverse effect on the Company's results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of MFB's shareholders during the quarter ended September 30, 2003.

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

Charles J. Viater (age 49) has served as President and Chief Executive Officer of MFB Financial since September 1, 1995. Previously, he served as Chief Financial Officer of Amity Bancshares and Executive Vice President of Amity Federal Savings in Tinley Park, Illinois.

Donald R. Kyle (age 56) has served as Executive Vice President and Chief Operating Officer of MFB Financial since July, 1999. Previously, he served as Regional President of a midwest money center bank.

Thomas J. Flournoy (age 48) began serving as Vice President and Chief Financial Officer in October, 2001. Previously, he served as Vice President and Controller of a regional midwest bank.

M. Gilbert Eberhart (age 69) has served as Secretary of MFB Financial since 1987 and of MFB since its organization. He is also a dentist based in Mishawaka.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Information concerning the market price of and dividends paid on the common stock of MFB and related shareholder matters is incorporated by reference to page 46 of MFB's Annual Report to Shareholders for the fiscal year ended September 30, 2003 (the "Annual Report"). MFB sold no equity securities during the period covered by this report that were not registered under the Securities Act of 1933 (the "1933 Act").

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

Item 6.  Selected Financial Data.

The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Data" on page 2 of the Annual Report.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure.
------ -----------------------------------------------------------------------

Not Applicable.

Item 9A.          Controls and Procedures.

a) Evaluation of disclosure controls and procedures. MFB's chief executive officer and chief financial officer, after evaluating the effectiveness of MFB's disclosure controls and procedures (as defined in Sections 13a
         - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934, as amended), as of September 30, 2003 (the "Evaluation Date"), have concluded that as of the Evaluation Date, MFB's disclosure controls and procedures were adequate and are designed to ensure that material information relating to MFB would be made known to such officers by others within MFB.

b) Changes in internal controls. There were no significant changes in MFB's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

The information required by this item with respect to directors is incorporated by reference to page 4 of MFB's Proxy Statement for its 2003 Annual Shareholder Meeting (the "Proxy Statement"). Information concerning MFB's executive officers is included in Item 4.5 in Part I of this report. Information concerning compliance by such persons with Section 16(a) of the 1934 Act is incorporated by reference to page 3 of the Proxy Statement.

Code of Ethics

The Company has adopted an Ethics Policy that applies to all officers, employees and directors of the Company and its subsidiaries. A copy of the Ethics Policy is attached on Exhibit 14 to this Annual Report.

Item 11.          Executive Compensation

The information required by this item with respect to executive compensation is incorporated by reference to pages 6 through 10 of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information on security ownership of management and certain beneficial owners is incorporated by reference to pages 1 to 4 of the Proxy Statement.

The following table provides the information about MFB's common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of September 30, 2003.

                                                                                                     Number of securities remaining
                                                                                                      available for future issuance
                                                                                                    under equity compensation plans
                                       Number of securities to be                                          as of September 30, 2003
                                     issued upon exercise of          Weighted-average exercise     (excluding securities reflected
                                     outstanding options, warrants     price of outstanding options,            in column (a)
                                     and rights as of September 30,         warrants and rights                      (c)
                                                  2003                              (b)
                                                  (a)
          Plan category
Equity compensation plans                       211,450                                                             94,500
approved by security holders
                                                                      $                         19.71
quity compensation plans not
approved by security holders                       -                                 -                                -

Total                                           211,450               $                         19.71               94,500


(1)      Includes the following plans: MFB's stock option plan, 1997 stock option plan and 2002 stock option plan.

Item 13.          Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to page 11 of the Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to page 11 and 12 of the Proxy Statement.


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following financial statements are incorporated by reference as part of this report:

                                                                                    Pages in the Annual
                                                                                  Report to Shareholders
Financial Statements
Report of Independent Auditors                                                              19
Consolidated Balance Sheets at September 30, 2003 and 2002                                  20
Consolidated Statements of Income for the Years Ended September 30, 2003, 2002              21
     and 2001
Consolidated Statements of Shareholders' Equity for the Years ended                         22
     September 30, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the Years ended September 30, 2003,              23-24
     2002 and 2001
Notes to Consolidated Financial Statements                                                 25-47

(b) MFB filed two Form 8-K reports during the fiscal quarter ended September 30, 2003:

Date of report:  July 16, 2003
Item reported : News release dated July 16, 2003, regarding the announcement of third quarter earnings and declaration of a $.11 per share cash dividend payable on August 12, 2003 to holders of record on July 29, 2003.

Date of report:  September 9, 2003
Item reported : News release dated September 9, 2003, regarding announcement of agreement to acquire former National Steel Corporation headquarters.



(c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page 47.

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

                                    MFB CORP.

Date: December _____, 2003                             By: /s/ Charles J Viater
                                             Charles J. Viater, President and
                                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  /s/ Charles J. Viater                                                           /s/ M. Gilbert Eberhart
Charles J. Viater                                                                M. Gilbert Eberhart, Director
President, Chief Executive Officer
and Director                                                                    Date: December _____, 2003
(Principal Executive Officer)
                                                                                     /s/ Thomas F. Hums
Date: December _____, 2003                                                       Thomas F. Hums,
                                                                                 Chairman of the Board

                                                                                Date: December _____, 2003

/s/ Thomas J. Flournoy                                                           /s/ Johnathan E. Kintner
Thomas J. Flournoy                                                               Jonathan E. Kintner, Director
Vice President and
Chief Financial Officer                                                         Date: December _____, 2003
(Principal Financial and Accounting
Officer)                                                                            /s/ Christine A. Lauber
                                                                                 Christine A. Lauber, Director
Date: December _____, 2003
                                                                                Date: December _____, 2003


                                                                                    /s/ Michael J. Marien
                                                                                 Michael J. Marien, Director

                                                                                Date: December _____, 2003


                                                                                     /s/ Reginald H. Wagle
                                                                                 Reginald H. Wagle, Director

                                                                                 Date: December _____, 2003


                                  EXHIBIT LIST
Exhibit Index
3(l)         The Articles of Incorporation of the Registrant are incorporated by
             Reference to Exhibit 3(l) to the Registration Statement on Form S-
             I (Registration No. 33-73098).
3(2)         The Code of By-Laws of Registrant.
10(1)        MFB Financial Recognition and Retention Plans and Trusts.* 10(2)
             MFB Corp. Stock Option Plan.* 10(3) The MFB Corp. 1997 Stock Option
             Plan. *
10(4)        MFB Corp. 2002 Stock Option Plan. *
10(5)        Employment Agreement between MFB Financial and Charles J. Viater dated January 19, 1999.
10(6)        Employment Agreement between MFB Financial and Donald R. Kyle dated
             July 1, 1999 is incorporated by reference to Exhibit 10(8) to the
             Registrant's Form 10-K filed for its fiscal year end September 30,
             2000. *
10(7)        Employment Agreement between MFB Financial and Thomas J. Flournoy dated October 22, 2001 is incorporated by reference to Exhibit
             10(7) to the Registrant's Form 10-K filed for its fiscal year ended
             September 30, 2002. *
11           Statement regarding computation of earnings per share (**)
13           Shareholder Annual Report.
14           Code of Ethics.
21           Subsidiaries of the Registrant.
23           Consent of Crowe Chizek and Company LLC.
31.1         Certification of Charles J. Viater.
31.2         Certification of Thomas J. Flournoy.
32           Certification of Officers.

* Management contracts and plans required to be filed as exhibits are included as Exhibits 10(1) - 10(7).

** See Notes 1 and 2 of Notes to Consolidated Financial Statements, included in the 2003 Shareholder Annual Report as Exhibit 13.

                                  EXHIBIT 31.1
                                  CERTIFICATION

         I, Charles J. Viater , certify that:

1.                I have reviewed this annual report on Form 10-K of MFB Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

         Dated: December _____, 2003


                                /s/ Charles J. Viater, Chief Executive Officer
                                                  Charles J. Viater
                                              Chief Executive Officer

                                  EXHIBIT 31.2
                                  CERTIFICATION

         I, Thomas J. Flournoy, certify that:

1.                I have reviewed this annual report on Form 10-K of MFB Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

         Dated: December _____, 2003


                               /s/ Thomas J. Flournoy, Chief Financial Officer
                                                Thomas J. Flournoy
                                              Chief Financial Officer

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

         Signed this_____ day of December, 2003.




     /s/ Thomas J. Flournoy                          /s/ Charles J. Viater
(Signature of Authorized Officer)             (Signature of Authorized Officer)

Thomas J. Flournoy                                    Charles J. Viater
    (Typed Name)                                         (Typed Name)

Chief Financial Officer                            Chief Executive Officer
      (Title)                                             (Title)






INDS01 CVS 632721v2