Form 10-Q
period 2003-12-31
MFB CORP
filed 2004-02-09
CIK 916396

Microsoft Word 10.0.4219;8




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED December 31, 2003


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

Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act)
                                                  Yes ___          No   X_


The number of shares of the registrant's common stock, without par value, outstanding as of January 31, 2004 was 1,303,810.





                              MFB CORP. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX


                                                                                                               Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

       Consolidated Balance Sheets
       December 31, 2003 (Unaudited) and September 30, 2003                                                        3

       Consolidated Statements of Income (Unaudited)
       Three months ended December 31, 2003 and 2002                                                               4

       Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
         Three months ended December 31, 2003 and 2002                                                             5

       Consolidated Statements of Cash Flows (Unaudited)
       Three months ended December 31, 2003 and 2002                                                               6

       Notes to (Unaudited) Consolidated Financial Statements December 31, 2003                                    7

   Item 2.  Management's Discussion and Analysis of Financial Condition
                 And Results of Operations

        General                                                                                                   13

          Results of Operations                                                                                   13

          Balance Sheet Composition                                                                               15

          Liquidity and Capital Resources                                                                         16

          Critical Accounting Policies                                                                            17

   Item 3. Quantitative and Qualitative Disclosures About Market Risk                                             18

   Item 4. Controls and Procedures                                                                                20

   Part II.  Other Information


   Items 1-6.                                                                                                     21


Signatures                                                                                                        22

   Certifications                                                                                                 23


                              MFB CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    December 31, 2003 and September 30, 2003
              (In thousands, except share information) (Unaudited)

                                                                                             December 31,        September 30,
                                                                                                 2003                 2003

ASSETS
Cash and due from financial institutions                                                        $    22,269           $   13,881
Interest - bearing deposits in other financial institutions - short term                              5,645               26,476
                                                                                           -----------------    -----------------
     Total cash and cash equivalents                                                                 27,914               40,357

Securities available for sale                                                                        38,806               40,029
Interest-bearing time deposits in other financial institutions                                        2,001                1,001
Federal Home Loan Bank (FHLB) stock, at cost                                                          6,552                6,471
Investment in limited partnership                                                                     2,480                2,548

Loans held for sale                                                                                   2,553                6,625

Loans receivable                                                                                    327,208              318,154
     Less: allowance for loan losses                                                                (5,373)              (5,198)
                                                                                           -----------------    -----------------
          Loan receivable, net                                                                      321,835              312,956

Accrued interest receivable                                                                           1,519                1,522
Premises and equipment, net                                                                          13,250                6,090
Mortgage servicing rights                                                                             1,613                1,373
Cash surrender value of life insurance                                                                5,287                5,217
Other assets                                                                                          5,749                4,434
                                                                                           -----------------    -----------------

     Total assets                                                                               $   429,559           $  428,623
                                                                                           =================    =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
          Noninterest-bearing demand deposits                                                   $    27,135           $   26,481
          Savings, NOW and MMDA deposits                                                            111,803              107,341
          Time deposits                                                                             155,425              158,284
                                                                                           -----------------    -----------------
               Total deposits                                                                       294,363              292,106

     FHLB advances                                                                                   97,990               98,790
     Loans from correspondent banks                                                                     300                  300
     Advances from borrowers for taxes and insurance                                                    165                1,153
     Accrued expenses and other liabilities                                                           1,977                2,023
                                                                                           -----------------    -----------------
          Total liabilities                                                                         394,795              394,372

Shareholders' equity
     Common stock, no par value, 5,000,000 shares authorized;
          shares issued: 1,689,417-12/31/03 and 9/30/03;
          shares outstanding: 1,303,810-12/31/03 and 1,287,710-9/30/03                               12,549               12,560
     Retained earnings - substantially restricted                                                    31,503               31,022
     Accumulated other comprehensive income (loss),
          net of tax of $(36) -12/31/03 and $(36) - 9/30/03                                           (768)                (466)
     Treasury stock, 385,607 common shares - 12/31/03;
          401,707 common shares - 9/30/03, at cost                                                  (8,520)              (8,865)
                                                                                           -----------------    -----------------
          Total shareholders' equity                                                                 34,764               34,251
                                                                                           -----------------    -----------------
               Total Liabilities and Shareholders' equity                                       $   429,559           $  428,623
                                                                                           =================    =================

   See accompanying notes to (unaudited) consolidated financial statements
                              MFB CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  Three months ended December 31, 2003 and 2002
                   (in thousands except per share information)


                                                            Three Months Ended
                                                                  December 31
                                                             2003              2002


Interest income
    Loans receivable, including fees
          Mortgage loans                                 $  2,237          $  2,583
          Consumer and other loans                            456               501
          Commercial loans                                  2,372             2,286
    Securities - taxable                                      410               589
    Other interest-bearing assets                              52                80
                                                      ------------     -------------
                                                      ------------     -------------
          Total interest income                             5,527             6,039
Interest expense
    Deposits                                                1,347             1,556
    FHLB advances                                           1,372             1,703
                                                      ------------     -------------
          Total interest expense                            2,719             3,259
                                                      ------------     -------------
                                                      ------------     -------------
Net interest income                                         2,808             2,780
Provision for loan losses                                     300               450
                                                      ------------     -------------
                                                      ------------     -------------
Net interest income after provision for loan losses         2,508             2,330
Noninterest income
     Service charges on deposit accounts                      689               296
     Trust fee income                                         126               103
     Insurance commissions                                     50                41
     Net realized gains from sales of loans                   310               974
     Loan servicing fees, net of amortization                (19)             (193)
     Mortgage servicing impairment recovery                   168                 -
     Gain on securities                                         -                40
     Other income                                             150                61
                                                      ------------     -------------
                                                      ------------     -------------
          Total noninterest income                          1,474             1,322
Noninterest expense
     Salaries and employee benefits                         1,732             1,608
     Occupancy and equipment                                  532               340
     Data processing expense                                  121               170
     Other expense                                            870               465
                                                      ------------     -------------
                                                      ------------     -------------
          Total noninterest expense                         3,255             2,583

Income before income taxes                                    727             1,069
Income tax expense                                            108               308
                                                      ------------     -------------
                                                      ------------     -------------
Net income                                                $   619             $ 761
                                                      ============     =============
                                                      ============     =============

Basic earnings per common share                          $   0.48           $  0.58
Diluted earnings per common share                        $   0.45         $    0.56





      See accompanying notes to (unaudited) consolidated financial statements
                          MFB CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                        SHAREHOLDERS' EQUITY (UNAUDITED)
                 Three months ended December 31, 2003 and 2002
                                (In thousands)

                                                                Three Months Ended
                                                                     December 31,
                                                                2003           2002
                                                                ----           ----
      Balance at beginning of period                           $ 34,251       $ 33,952
      Purchase of treasury stock                                     -          (1,071)
      Stock option exercise                                         338             29
      Cash dividends declared                                      (142)          (140)
      Comprehensive income:
           Net income                                               619            761
           Net change in net unrealized gains and losses
      on         securities available for sale, net of tax         (302)           (28)
      effects
                                                             -----------    -----------
                                                             -----------    -----------
               Total comprehensive income                           321            733
                                                             -----------    -----------
                                                             -----------    -----------

      Balance at end of period                                 $ 34,764       $ 33,503
                                                             ===========    ===========






























 See accompanying notes to (unaudited) consolidated financial statement
                            MFB CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     Three months ended December 31, 2003 and 2002                                      Three Months Ended
                                 (In Thousands)                                                              December 31,
                                                                                                      2003                2002
                                                                                                      ----                ----
Cash flows from operating activities
Net income                                                                                           $ 619              $  761
Adjustments to reconcile net income to net cash from operating activities
     Depreciation and amortization, net of accretion                                                   284                 332
     Provision for loan losses                                                                         300                 450
     Net gains from sales or valuation of securities available for sale                                  -                (40)
     Net realized gains from sales of loans                                                          (310)               (974)
     Amortization of mortgage servicing rights                                                         113                 284
     Recovery of mortgage servicing rights                                                           (168)                   -
     Origination of loans held for sale                                                           (10,644)            (34,681)
     Proceeds from sales of loans held for sale                                                     14,843              34,663
     Equity in loss of investment in limited partnership                                                68                  35
     Appreciation in cash surrender value of life insurance                                            (70)                  -
     Net change in:
          Accrued interest receivable                                                                    3                  87
          Other assets                                                                             (1,217)               1,258
          Accrued expenses and other liabilities                                                      (46)               (705)
                                                                                                -----------       -------------
               Net cash from operating activities                                                    3,775               1,470
Cash flows from investing activities
     Net change in interest-bearing time deposits in other financial institutions                  (1,000)                   -
     Net change in loans receivable                                                                (9,179)               7,898
      Proceeds from:
          Principal payments of mortgage-backed and related securities                               2,320               6,914
          Sales of securities available for sale                                                         -                 160
          Maturities and calls of securities available for sale                                        500               1,000
     Purchase of:
          Securities available for sale                                                            (1,997)             (7,660)
          Life insurance                                                                                 -             (5,000)
          FHLB stock                                                                                  (81)                 -
          Premises and equipment, net                                                              (7,347)               (121)
                                                                                                -----------       -------------
Net cash from investing activities                                                                (16,784)               3,191
Cash flows from financing activities
     Purchase of MFB Corp common stock                                                                   -             (1,071)
     Net change in deposits                                                                          2,257             (5,167)
     Repayment of FHLB borrowings                                                                    (800)               (300)
     Proceeds from exercise of stock options                                                           239                  29
     Net change in advances from borrowers for taxes and insurance                                   (988)               (744)
     Cash dividends paid                                                                             (142)               (140)
                                                                                                -----------       -------------
                                                                                                -----------       -------------
               Net cash from financing activities                                                      566             (7,393)
                                                                                                -----------       -------------
                                                                                                -----------       -------------
     Net change in cash and cash equivalents                                                      (12,443)             (2,732)
     Cash and cash equivalents at beginning of period                                               40,357              27,582
                                                                                                -----------       -------------
Cash and cash equivalents at end of period                                                       $ 27,914             $ 24,850
                                                                                                ===========       =============
Supplemental disclosures of cash flow information Cash paid during the period for:
          Interest                                                                                  $2,650             $ 2,877
          Income taxes                                                                                  90                   -
Supplemental schedule of noncash investing activities:
      Transfer from:
          Loans receivable to other real estate owned                                               $1,200                   -


                           MFB CORP. AND SUBSIDIARIES
             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

NOTE 1 - BASIS OF PRESENTATION  AND ACCOUNTING POLICIES

Nature of Operations: MFB Corp. is an Indiana unitary savings and loan holding company organized in 1993, and parent company of its wholly owned federal savings bank subsidiary, MFB Financial (the "Bank"). MFB Corp. and the Bank (collectively referred to as the "Company") conduct business from their main office in Mishawaka, Indiana, and eight branch locations in St. Joseph and Elkhart Counties of Indiana. A new branch facility was opened in South Bend, Indiana on January 20, 2004. The Bank offers a variety of lending, deposit, trust and other financial services to its retail and commercial customers. The Bank's wholly-owned subsidiary, Mishawaka Financial Services, Inc., offers general property, casualty and life insurance to customers in the Bank's market area. The Bank's wholly-owned subsidiaries, MFB Investments I, Inc., MFB Investments II, Inc. and MFB Investments, LP are Nevada corporations and a Nevada limited partnership that manage the Bank's investment portfolio.

Basis of Presentation: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of the financial statements. In the opinion of management, the consolidated financial statements contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of December 31, 2003 and September 30, 2003, the consolidated statements of income, the condensed consolidated statements of changes in shareholders' equity and the consolidated statements of cash flows for the three months ended December 31, 2003 and 2002. All significant intercompany transactions and balances are eliminated in consolidation.

Reclassifications: Items in the prior consolidated financial statements are reclassified to conform with the current presentation.

Stock Based Compensation: The Board of Directors of the Company has adopted the MFB Corp. Stock Option Plans (the "Option Plans"). The number of options authorized under the Option Plans totals 450,000 shares of common stock. Officers, employees and outside directors of the Company and its subsidiary are eligible to participate in the Option Plans. The option exercise price must be no less than 85% of the fair market value of common stock on the date of the grant, and the option term cannot exceed ten years and one day from the date of the grant. As of December 31, 2003, all options granted have an exercise price of at least 100% of the market value of the common stock on the date of grant and no compensation expense was recognized for stock options during the three months ended December 31, 2003 and 2002.

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












                                                                                         Three Months Ending
                                                                                              December 31,
                                                                                          2003            2002

Net income as reported                                                             $       619      $      761

Less:  Stock-based compensation
 expense determined under fair value
 based method                                                                               49              37
                                                                                   -----------      ----------

Pro forma net income                                                               $       570      $      724

Basic earnings per share as reported                                               $       .48      $      .58
Pro forma basic earnings per share                                                         .44             .55

Diluted earnings per share as reported                                                     .45             .56
Pro forma diluted earnings per share                                                       .42             .53

The weighted average fair value of stock options granted during the three months ended December 31, 2003 and 2002 were $9.59 and $5.82 The fair value of options granted during the three months ended December 31, 2003 and 2002 were estimated using an option pricing model with the following weighted average information as of the grant dates:

                                                                                           December 31,
                                                                                   2003              2002
                                                                                   ----              ----
     Risk free rate of interest                                                     4.21%             3.72%
     Expected option life                                                         8 years                8 years
       Expected dividend yield                                                      1.37%                1.82%
     Expected volatility                                                          23.91%               23.23%

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

The computations of basic earnings per common share and diluted earnings per common share for the periods ended December 31, 2003 and 2002 are presented below.

                                                                                                Three Months Ended
                                                                                                   December 31,
                                                                                               2003           2002
                                                                                               ----           ----
                                                                                (in thousands except per share information)
Basic Earnings  Per Common Share
Numerator
         Net income                                                                             $  619      $     761
                                                                                            ===========    ===========

Denominator
Weighted average common shares outstanding for basic earnings  per common share
                                                                                                 1,295          1,316
                                                                                            ===========    ===========

Basic Earnings  Per Common Share                                                                $ 0.48          $0.58
                                                                                            ===========    ===========


Diluted Earnings  Per Common Share
Numerator
         Net income                                                                             $  619      $     761
                                                                                            ===========    ===========

Denominator
         Weighted average common shares outstanding for basic earnings per common share
                                                                                                 1,295          1,316
     Add: Dilutive effects of assumed exercises of  stock options
                                                                                                    69             38
                                                                                            -----------    -----------
         Weighed average common and dilutive potential common shares outstanding
                                                                                                 1,364          1,354
                                                                                            ===========    ===========

Diluted Earnings Per Common Share                                                               $ 0.45          $0.56
                                                                                            ===========    ===========



Stock options for 51,750 common shares for the three months ended December 31, 2002 were not considered in computing diluted earnings per share because they were antidilutive. There were no antidilutive stock options for the three months ended December 31, 2003.








NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale are as follows:



                                           ..........................December 31, 2003..........................
                                                                     -----------------
                                                                         (in thousands)

                                                                      Gross            Gross
                                                   Amortized       Unrealized        Unrealized          Fair
                                                     Cost             Gains            Losses            Value
Debt securities
     U.S. Government and federal agencies            $ 11,349           $   132              (1)          $ 11,480
     Municipal bonds                                      345                19                -               364
     Mortgage-backed                                   14,405                52            (134)            14,323
     Corporate notes                                    9,273               208            (382)             9,099
                                                  ------------    --------------    -------------    --------------
                                                       35,372               411            (517)            35,266
Marketable equity securities                            4,237                 -            (697)             3,540
                                                  ------------    --------------    -------------    --------------
                                                     $ 39,609           $   411        $ (1,214)          $ 38,806
                                                  ============    ==============    =============    ==============





                                           ..........................September 30, 2003.........................
                                                                     ------------------
                                                                                 (in thousands)

                                                                      Gross            Gross
                                                   Amortized       Unrealized        Unrealized          Fair
                                                     Cost             Gains            Losses            Value
Debt securities
     U.S. Government and federal agencies             $ 9,369           $   194          $     -             9,563
     Municipal bonds                                      346                23                -               369
     Mortgage-backed                                   16,808                68            (106)            16,770
     Corporate notes                                    9,771               196            (481)             9,486
                                                  ------------    --------------    -------------    --------------
                                                       36,294               481            (587)            36,188
Marketable equity securities                            4,237                 -            (396)             3,841
                                                  ------------    --------------    -------------    --------------
                                                     $ 40,531           $   481         $  (983)          $ 40,029
                                                  ============    ==============    =============    ==============

NOTE 4 - LOANS RECEIVABLE, NET

Loans receivable at December 31, 2003 and September 30, 2003 are summarized as follows:

                                                                                             December 31,        September 30,
                                                                                                 2003                2003
                                                                                           -----------------    ----------------
First mortgage loans (principally conventional)                                                       (in thousands)
     Principal balances
          Secured by one to four family  residences                                             $   132,691          $  129,472
          Construction loans                                                                         17,832              22,066
          Others                                                                                      6,619               6,728
                                                                                           -----------------    ----------------
                                                                                                    157,142             158,266

          Less undisbursed portion of construction and other mortgage loans                            (99)                  62
                                                                                           -----------------    ----------------
               Total first mortgage loans                                                           157,043             158,328

Commercial loans:
     Principal balances
          Commercial                                                                            $    55,929          $   49,709
          Commercial real estate                                                                     84,430              80,914
                                                                                           -----------------    ----------------
                                                                                           -----------------    ----------------
               Total commercial loans                                                               140,359             130,623

Consumer loans:
          Home equity and second mortgage                                                       $    25,471          $   24,535
          Other                                                                                       5,158               5,489
                                                                                           -----------------    ----------------
               Total consumer loans                                                                  30,629              30,024

Net deferred loan origination fees                                                                    (823)               (821)
                                                                                           -----------------    ----------------

Total loans receivable                                                                          $   327,208          $  318,154
                                                                                           =================    ================


Activity in the allowance for loan losses is summarized as follows for the three months ended December 31, 2003 and for the year ended September 30, 2003.

                                                                                            December 31,        September 30,
                                                                                                2003                 2003
                                                                                           ----------------    -----------------
                                                                                                      (in thousands)
Balance at beginning of period                                                                $ 5,198              $ 5,143
     Provision for loan losses                                                                    300                1,110
     Charge-offs                                                                                 (132)              (1,388)
     Recoveries                                                                                     7                  333
                                                                                            ----------------    -----------------
Balance at end of period                                                                     $  5,373              $ 5,198
                                                                                           ================    =================













NOTE 4 - LOANS RECEIVABLE, NET (continued)

                                                                                         Quarter Ended           Year Ended
                                                                                         December 31,           September 30,
Impaired loans were as follows:                                                              2003                   2003
                                                                                       ------------------     ------------------
                                                                                                    (in thousands)
Quarter-ended and year-end balances with no allocated allowance for loan losses                  $    -                 $    -
Quarter-ended and year-end loans with allocated allowances for loan losses                         2,624                  4,027
                                                                                       ------------------     ------------------
                                                                                Total           $  2,624               $  4,027
                                                                                       ==================     ==================

Amount of the allowance for loan losses allocated                                               $  1,020               $  1,370

Average of impaired loans                                                                          3,842                  5,233

Interest income recognized during impairment                                                          15                     82

Cash-basis interest income recognized during impairment                                               12                     66




Non-performing assets were as follows:
                                                                                         December 31,          September 30,
                                                                                             2003                  2003
                                                                                       ------------------    ------------------
                                                                                                   (in thousands)
Loans past due over 90 days still on accrual status                                               $    -                $    -
Non-accrual loans                                                                                  1,893                 3,844
                                                                                       ------------------    ------------------
                                                                                       ------------------    ------------------
      Total non-performing loans                                                                   1,893                 3,844
Other real estate                                                                                  1,730                   705
                                                                                       ------------------    ------------------
                                                                                       ------------------    ------------------
     Total non-performing assets                                                                $  3,623              $  4,549
                                                                                       ==================    ==================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



GENERAL

The principal business of MFB Financial has historically consisted of attracting deposits from the general public and the small business community and making loans secured by various types of collateral, including real estate and general business assets. The Bank is significantly affected by prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors, including interest rates paid on competing investments, account maturities, fee structures, and level of personal income and savings. Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles. Sources of funds for lending activities of the Bank include deposits, borrowings, payments on loans, sales of loans and income provided from operations.

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

RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

The Company's consolidated net income for the three months ended December 31, 2003 was $619,000 or $0.45 diluted earnings per common share, compared to net income of $761,000 million or $0.56 diluted earnings per share, for the three months ended December 31, 2002.

The decrease in net income over last year for the three months period ending December 31, 2003 was primarily due to increased non-interest expense, offset by increased non-interest income and a reduction in the loan loss provision.

MFB Corp.'s net interest income before provision for loan losses for the three month period ending December 31, 2003 totaled $2.8 million comparable to the $2.8 million for the same period last year. Interest income was $5.5 million for the three months ended December 31, 2003 a decrease from the interest income of $6.0 million for the three months ended December 31, 2002. This was offset by a decrease in interest expense from $3.2 million for the three months ended December 31, 2002 to $2.7 million for the three months ended December 31, 2003. The decrease in interest income and interest expense was due to the overall decline in the rate environment.

The provision for loan losses for the quarter ending December 31, 2003 was $300,000 compared to $450,000 for the same quarter last year. The provision is based on several factors including the current economic environment, current and past delinquency trends, change in the character and mix of the loan portfolio, adequacy of collateral on loans and historical and estimated loan charge offs. The lower provision this year for the three months ending December 31, 2003, compared to last year, was also attributable to a decline in nonperforming assets from 1.62% of loans at December 31, 2002 to 1.11% of loans at December 31, 2003.

Non-interest income for the first quarter this year was impacted by a $168,000 ($100,000 net of tax) non-cash recovery of an impairment charge recorded during the third quarter of the prior year. This recovery is related to the increase in the market value of servicing rights associated with MFB Financial's $170 million mortgage loan servicing portfolio. Other non-interest income (excluding investment securities gains and losses and the mortgage servicing impairment recovery) stayed relatively the same between the first quarters of 2003 and 2002. Significant growth occurred in deposit fees, trust fees and loan servicing fees (net of amortization), offset by a significant reduction in net gains from loan sales. Mortgage loan sales into the secondary market decreased from $34.2 million during the first quarter of 2002 to $14.7 million during the first quarter of 2003 due to the slow down in mortgage refinancings from last year.

Non-interest expense increased from $2.6 million for the first quarter last year to $3.3 million for the first quarter this year. Increases for the quarter were due to increases in salaries and employee benefits, occupancy and equipment, and other expense partially offset by a reduction in data processing expense. The occupancy and equipment increase was primarily due to the operating expenses of the new corporate headquarters and additional furniture and equipment expenses. The increase in other expense is primarily due to the increase in consulting, advertising, and other real estate losses and expenses.

Income tax expense decreased from last year for the three month period ended December 31, 2003 due to decreased net income before taxes and additional non-taxable income

BALANCE SHEET COMPOSITION
COMPARISON OF DECEMBER 31, 2003 TO SEPTEMBER 30, 2003

The Company's total assets increased from $428.6 million as of September 30, 2003 to $429.6 million as of December 31, 2003.

Cash and cash equivalents decreased from $40.4 million at September 30, 2003 to $27.9 million at
December 31, 2003. Net cash from operating activities amounted to $3.8 million, net cash from financing activities totaled $566,000 and the net cash used in investing activities amounted to $16.8 during the three months ended December 31, 2003.

As of December 31, 2003, the total securities available for sale portfolio amounted to $38.8 million, a decrease of $1.2 million from $40.0 million at September 30, 2003. The securities portfolio activity during that period included security purchases of $2.0 million, security maturities and sales of $500,000, principal payments on mortgage-backed and related securities of $2.3 million, and a decline in mark to market valuation of $400,000.

Premises and equipment increased from $ 6.1 million at September 30, 2003 to $13.3 million at December 31, 2003 primarily due to MFB Financial's $7.3 million acquisition of the former National Steel Corporation's headquarters building in October, 2003. A portion of the facility is currently being leased and MFB intends to relocate its administrative staff and operation personnel to another portion of the building in the Spring 2004.

As of December 31, 2003, loans receivable were $327.2 million, an increase of $9.1 million from $318.1 million at September 30, 2003. Commercial loans outstanding increased by $9.8 million from $130.6 million at September 30, 2003 to $140.4 million at December 31, 2003. Mortgage loans declined from $158.3 million at September 30, 2003 to $157.0 million at December 31, 2003. Consumer loans, including home equity and second mortgages, increased $605,000 during the three month period. Loans held for sale at December 31, 2003 decreased to $2.6 million from $6.6 million at September 30, 2003. Diversification of the mix of loans on the balance sheet continues to be a focus to improve profit margins, control margin volatility and to appeal to a broader range of customers and potential customers.

During the first quarter ended December 31, 2003, the Company completed secondary market mortgage loan sales totaling $14.7 million and the net gains realized on these loan sales were $310,000 including $184,000 related to recording mortgage loans servicing rights. During the quarter ended September 30, 2003, the Company completed secondary market mortgage loan sales totaling $26.9 million and the net gains realized on these loan sales were $750,000 including $336,000 related to recording mortgage loans servicing rights. This reduction is due to the slow down in the refinance activities that have occurred in the last few years. The loans sold this year were primarily fixed rate mortgage loans with maturities of fifteen years or longer. The sale of loan production serves as a source of additional liquidity and management anticipates that the Company will continue to deliver fixed rate loans to the secondary market to meet consumer demand, manage interest rate risk, and diversify the asset mix of the Company. On a non-recurring basis, to meet liquidity needs that arise, the Company may sell certain adjustable rate loans from its portfolio.

The allowance for loan losses increased from $5.2 million, or 1.63% of loans, at September 30, 2003 to $5.4 million or 1.64% of loans at December 31, 2003. The increasing percentage of commercial loans in the portfolio has contributed to the increase in the Company's allowance for loan losses. The allowance is maintained through the provision for loan losses, which is charged to earnings. During the three month period ended December 31, 2003, $300,000 was added to the loan loss reserve through the loan loss provision and a total of $125,000 of net charge offs were recorded during the same period.

The Company's non-performing assets have decreased from $4.5 million at September 30, 2003 to $3.6 million at December 31, 2003. The decrease was primarily attributable to restructure of one non-accrual loan and the sale of other real estate owned. Impaired loans have decreased from $4.0 million at September 30, 2003 to $2.6 million at December 31, 2003 due to acquiring title of real estate collateral on one commercial loan and transferring that collateral to other real estate owned. In management's opinion, the allowance for loan losses is adequate to cover probable incurred losses at December 31, 2003.

Total liabilities slightly increased from $394.4 million at September 30, 2003 to $394.8 million at December 31, 2003. Total deposits increased $2.3 million from $292.1 million at September 30, 2003 to $294.4 million at December 31, 2003. The increase consisted of a $4.5 million increase in Savings, Now and MMDA deposits, $654,000 increase in non-interest bearing demand deposits and offset by a $2.9 million decrease in time deposits.

FHLB advances decreased from $98.8 million at September 30, 2003 to $98.0 million at December 31, 2003. The $98.0 million of Federal Home Loan Bank advances have a weighted average interest rate of 5.48% and mature over the next nine years. A total of $200,000 of the remaining advances matures in the next twelve months.

Total shareholders' equity increased from $34.3 million as of September 30, 2003 to $34.8 million as of December 31, 2003 primarily attributed to the net income of $619,000. MFB Corp's equity to assets ratio was 8.09% at December 31, 2003 compared to 7.99% at September 30, 2003. The book value of MFB Corp. stock increased from $26.60 at September 30, 2003 to $26.66 at December 31, 2003.

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

Liquid assets were $68.7 million as of December 31, 2003 compared to $81.4 million as of September 30, 2003. This decrease was partially due to the purchase of a new corporate headquarters building for $7.3 million. The sale of fixed rate loan production has also significantly slowed down, as previously mentioned, which has contributed to the decline in liquid assets. Management believes the liquidity level as of December 31, 2003 is sufficient to meet anticipated cash needs.

Short-term borrowings or long-term debt, such as Federal Home Loan Bank advances, are used to compensate for reduction in other sources of funds such as deposits and to assist in asset/liability management. As of December 31, 2003, total FHLB borrowings amounted to $98.0 million and were originally used primarily to fund loan portfolio growth. The Bank had commitments to fund loan originations with borrowers totaling $118.0 million at December 31, 2003, including $83.2 million in available consumer and commercial lines and letters of credit. Certificates of deposit scheduled to mature in one year or less totaled $59.5 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient cash flow and other cash resources to meet current and anticipated loan funding commitments, deposit customer withdrawal requirements and operating expenses.

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

The prompt corrective action regulations provide five classifications, including "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," although these terms are not used to represent overall financial condition. If not "well capitalized," regulatory approval is required to accept brokered deposits. If "undercapitalized," capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

The Bank's actual capital and required capital amounts and ratios at December 31, 2003 and September 30, 2003 are presented below:

                                          Actual                  Requirement for Capital             Requirement to be
                                          ------
                                                                                                    Well Capitalized Under
                                                                                                      Prompt Corrective
                                                                     Adequacy Purposes                Actual Provisions
                                   Amount           Ratio           Amount          Ratio          Amount            Ratio
                                   ------           -----           ------          -----          ------            -----
As of December 31, 2003
     Total capital
      (to risk weighted              $ 37,094        12.00%          $  24,736        8.00%        $  30,920            10.00%
assets)
     Tier 1 (core) capital
      (to risk weighted                33,491       10.83               12,368       4.00             18,552             6.00
assets)
     Tier 1 (core) capital
     (to adjusted total                33,491        7.81               17,159       4.00             21,449             5.00
assets)

As of September 30, 2003
     Total capital
      (to risk weighted           $    36,346        12.41%          $  23,435        8.00%        $  29,294            10.00%
assets)
     Tier 1 (core) capital
      (to risk weighted                33,268       11.36               11,718       4.00             17,576             6.00
assets)
     Tier 1 (core) capital
     (to adjusted total                33,268       7.77                17,116       4.00             21,395             5.00
assets)

As of December 31, 2003, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.

The forgoing discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve a number of risks and uncertainties. A number of factors could cause results to differ materially from the objectives and estimates expressed in such forward-looking statements. These factors include, but are not limited to, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, changes in the position of banking regulators on the adequacy of our allowance for loan losses, changes in the value of the Company's mortgage servicing rights, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These factors should be considered in evaluating any forward-looking statements, and undue reliance should not be placed on such statements. MFB Corp. does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

CRITICAL ACCOUNTING POLICIES

Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments and the valuation of mortgage servicing rights. The Company's critical accounting policies are discussed in detail in the Annual Report for the year ended September 30, 2003 (incorporated by reference as part of the Company's 10K filing) in Note 1 of the Notes to the Consolidated Financial Statements under "Securities," "Mortgage Banking Activities," and "Loans Receivable". If Management were to underestimate the allowance for loan losses, earnings could be reduced in the future as a result of greater than expected net loan losses. Overestimations of the required allowance could result in future increases in income, as loan loss recoveries increase or provisions for loan losses decrease. Fluctuations in the fair value of securities will affect the level of capital in the case of securities held for sale or earnings directly in the case of other securities. Fluctuations in the valuation of mortgage servicing rights as a result of market conditions or the level of interest rates will affect the carrying value of that asset on the balance sheet as well as the income recorded from loan servicing in the income statement.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to interest rate risk to the degree that its interest-bearing liabilities, primarily deposits and Federal Home Loan Bank
(FHLB) advances, reprice more rapidly, or at different rates than its interest-earning assets.

A key element of the Company's asset/liability plan is to protect net earnings by managing the maturity or repricing mismatch between its interest-earning assets and rate-sensitive liabilities. The Company has sought to reduce exposure to its earnings by holding adjustable rate mortgage loans and selling fixed rate mortgage loans into the secondary market, and by extending funding maturities through the use of FHLB advances and longer term certificates of deposit.

As part of its efforts to monitor and manage interest rate risk, the Company uses the Net Portfolio Value ("NPV") methodology adopted by the Office of Thrift Supervision (OTS) as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance-sheet contracts. The difference as a percentage of the value of assets is the NPV ratio which was 9.05% as of September 30, 2003 (the most recently available data), an increase from the 8.21% NPV at June 30, 2003. Management and the Board of Directors review the OTS measurements on a quarterly basis to determine whether the Company's interest rate exposure is within the limits established by the Board of Directors in the Company's interest rate risk policy.

The Company's asset/liability management strategy dictates acceptable limits on the amounts of change in NPV given certain changes in interest rates. The table presented here, as of September 30, 2003 is an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 300 basis points. Due to the abnormally low interest rate environment prevailing at September 30, 2003 meaningful data was not available from the OTS model for the (-200) and (-300) basis point scenario and therefore is not included in the table below.












                                            (Dollars are in thousands)
       Interest Rate                              Net Portfolio Value                             NPV as % of Portfolio
                                                  -------------------
      Changes in Basis                                                                                  Value of Assets
                                                                                            -------     ---------------
           Points                                                                               NPV
      (Rate Shock) (1)               $ Amount            $ Change           % Change           Ratio            Change (1)
-----------------------------    -----------------    ----------------    -------------     -------------    -----------------

            +300                           37,705             (2,940)             (7%)             8.74%     (31)

            +200                           39,819               (826)             (2%)             9.09%       4

            +100                           40,966                 321               1%             9.23%      18

             0                             40,645                   -                -             9.05%       -

            -100                           38,193             (2,452)             (6%)             8.43%     (62)
(1) Expressed in basis points


As illustrated in the September 30, 2003 table, the Company's interest rate risk is more sensitive to a 100 basis point decline in rates than a 100 basis point increase. This is due to the decrease in value of adjustable rate loans that would occur with a rate reduction. The value of interest bearing deposits in this scenario would change minimally since they are currently at record low levels. Specifically, the table indicates that at September 30, 2003, the Company's NPV was $40.6 million or 9.05% of the market value of portfolio assets. Based upon the assumptions utilized, an immediate 100 basis point increase in market interest rates would result in a $321,000 or 1% increase in the Company's NPV and would result in an 18 basis point increase in the Company's NPV ratio to 9.23%. Conversely, an immediate 100 basis point decrease in market interest rates would result in a $2.5 million or 6% decrease in the Company's NPV, and a 62 basis point decrease in the Company's NPV ratio to 8.43%. Additionally, as indicated in the table, the Company's interest rate risk is sensitive to a significant rise in interest rates (i.e. 300 basis point rate shock). This is due to a higher relative volume of assets with fixed rate characteristics per the OTS model than liabilities with fixed rate characteristics as of September 30, 2003.

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


The Board of Directors and management of the Company believe that certain factors afford the Company the ability to operate successfully despite its exposure to interest rate risk. The Company manages its interest rate risk by originating and selling the majority of its fixed rate one-to-four family real estate loans. While the Company generally originates adjustable rate mortgage loans for its own portfolio, fixed rate first mortgage loans may be retained in the portfolio from time to time. Loans classified as held for sale as of December 31, 2003 totaled $2.6 million compared to $6.6 million at September 30, 2003. The Company retains the servicing on the majority of loans sold in the secondary market and, at December 31, 2003, $170.0 million in such loans were being serviced for others.

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

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of regulations promulgated under the Securities Exchange Act of 1934, as amended), as of the end of the most recent fiscal quarter covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and are designed to ensure that material information relating to the Company would be made known to such officers by others within the Company on a timely basis.

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

                           PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.

           None

Item 2. Changes in Securities, Use of Proceeds and Issuer purchases of Equity securities.

           None

Item 3.    Defaults Upon Senior Securities.

           None

Item 4. Submission of Matters to a Vote of Security Holders (a) The Annual Meeting of Shareholders was held on January 20, 2004.
(b) Each of the persons named in the proxy statement as a nominee for director was elected. (c) The following are the voting results on each matter which were submitted to the shareholders:

                                                         For                    Against           Abstain
     1)      Election of Directors
            Christine A. Lauber                      1,032,237                  101,269              -
            Reginald H. Wagle                        1,041,166                   92,340              -

2)       Appointment of Crowe Chizek                 1,127,500                    5,606             400
           and Company, LLC as auditors for 2004


Item 5.   Other Information.

           None

Item 6.    Exhibits and Reports on Form 8-K.

(a)      Exhibits
              31(1) Certification required by 17 C.F.R. ss. 240.13a-14(a). 31(2) Certification required by 17 C.F.R. ss. 240.13a-14(a).
              32 Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.


(b) MFB Corp. filed one Form 8-K report during the quarter ended December 31, 2003. Date of report: October 23,2003
                                 Items reported: News release dated October 23,
                                      2003 regarding the announcement of fourth quarter earnings and announcement of a cash dividend payable on
                                                     November 18, 2003 to
holders of record on November 4, 2003.






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



MFB CORP.




Date /s/ 02/09/04                 By    /s/ Charles J. Viater
    ---------                       --------------------------------------------
                                                 Charles J. Viater
                                         President and Chief Executive Officer



Date /s/ 02/09/04                 By    /s/ Thomas J. Flournoy
     --------                       -------------------------------------------
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



     Date:__/s/ 02/09/04______________      /s/ Charles J Viater
                                            ----------------------------------
                                                     Charles J. Viater
                                                   Chief Executive Officer

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



     Date:__/s/ 02/09/04___________             /s/ Thomas J. Flournoy
                                            ------------------------------------
                                                      Thomas J. Flournoy
                                                   Chief Financial Officer

                                                                    Exhibit 32

                                  CERTIFICATION

         By signing below, each of the undersigned officers hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, that, to his knowledge, (i) this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of MFB Corp.

         Signed this 9th day of February, 2004.



         /s/ Thomas J. Flournoy                          /s/ Charles J Viater
         Thomas J. Flournoy                                  Charles J. Viater

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