Form 10-Q
period 2004-03-31
MFB CORP
filed 2004-05-13
CIK 916396

Microsoft Word 10.0.4219;9




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2004


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

                                      None

(Former name,former address and former fiscal year, if changed since last report

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


The number of shares of the registrant's common stock, without par value, outstanding as of April 30, 2004 was 1,329,060.




                            MFB CORP. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX


                                                                       Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

       Consolidated Balance Sheets
       March 31, 2004 (Unaudited) and September 30, 2003                      3

       Consolidated Statements of Income (Unaudited)
       Three and six months ended March 31, 2004 and 2003                     4

       Condensed Consolidated Statements of Changes in Shareholders' Equity
       (Unaudited) Three and six months ended March 31, 2004 and 2003         5

       Consolidated Statements of Cash Flows (Unaudited)
       Six months ended March 31, 2004 and 2003                               6

       Notes to (Unaudited) Consolidated Financial Statements March 31, 2004  7

   Item 2.  Management's Discussion and Analysis of Financial Condition
                 And Results of Operations

        General                                                              15

          Results of Operations                                              15

          Balance Sheet Composition                                          16

          Liquidity and Capital Resources                                    17

          Critical Accounting Policies                                       18

   Item 3. Quantitative and Qualitative Disclosures About Market Risk        19

   Item 4. Controls and Procedures                                           21

   Part II.  Other Information


   Items 1-6.                                                                22

   Signatures                                                                23

   Certifications                                                            24

                            MFB CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2004 and September 30, 2003
                    (In thousands, except share information)                                           (Unaudited)
                                                                                              March 31,          September 30,
                                                                                                 2004                 2003

ASSETS
Cash and due from financial institutions                                                         $    6,576           $   13,881
Interest - bearing deposits in other financial institutions - short term                             17,185               26,476
                                                                                           -----------------    -----------------
     Total cash and cash equivalents                                                                 23,761               40,357

Securities available for sale                                                                        34,021               40,029
Interest-bearing time deposits in other financial institutions                                        1,501                1,001
Federal Home Loan Bank (FHLB) stock, at cost                                                          6,634                6,471
Investment in limited partnership                                                                     2,445                2,548

Loans held for sale                                                                                   2,902                6,625

Loans receivable                                                                                    331,861              318,154
     Less: allowance for loan losses                                                                (5,320)              (5,198)
                                                                                           -----------------    -----------------
          Loan receivable, net                                                                      326,541              312,956

Accrued interest receivable                                                                           1,470                1,522
Premises and equipment, net                                                                          14,670                6,090
Mortgage servicing rights                                                                             1,472                1,373
Cash surrender value of life insurance                                                                5,337                5,217
Other assets                                                                                          5,780                4,434
                                                                                           -----------------    -----------------

     Total assets                                                                               $   426,534           $  428,623
                                                                                           =================    =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
          Noninterest-bearing demand deposits                                                   $    26,820           $   26,481
          Savings, NOW and MMDA deposits                                                            110,582              107,341
          Time deposits                                                                             151,801              158,284
                                                                                           -----------------    -----------------
               Total deposits                                                                       289,203              292,106

     FHLB advances                                                                                   97,990               98,790
     Loans from correspondent banks                                                                       -                  300
     Advances from borrowers for taxes and insurance                                                    954                1,153
     Accrued expenses and other liabilities                                                           3,021                2,023
                                                                                           -----------------    -----------------
          Total liabilities                                                                         391,168              394,372

Shareholders' equity
     Common stock, no par value, 5,000,000 shares authorized;
          shares issued: 1,689,417-03/31/04 and 9/30/03;
          shares outstanding: 1,329,060-03/31/04 and 1,287,710-9/30/03                               12,486               12,560
     Retained earnings - substantially restricted                                                    31,699               31,022
     Accumulated other comprehensive income (loss),
          net of tax of $(12) -03/31/04 and $(36) - 9/30/03                                           (836)                (466)
     Treasury stock, 360,357 common shares - 03/31/04;
          401,707 common shares - 9/30/03, at cost                                                  (7,983)              (8,865)
                                                                                           -----------------    -----------------
          Total shareholders' equity                                                                 35,366               34,251
                                                                                           -----------------    -----------------
               Total Liabilities and Shareholders' equity                                       $   426,534           $  428,623
                                                                                           =================    =================

      See accompanying notes to (unaudited) consolidated financial statements
                             MFB CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               Three and six months ended March 31, 2004 and 2003
                   (in thousands except per share information)


                                                          Three Months Ended                  Six Months Ended
                                                                March 31                           March 31,
                                                             2004              2003              2004              2003

Interest income
    Loans receivable, including fees
          Mortgage loans                                 $  2,159          $  2,374          $  4,396          $  5,092
          Consumer and other loans                            452               448               908               944
          Commercial loans                                  2,399             2,248             4,771             4,539
    Securities - taxable                                      391               550               801             1,147
    Other interest-bearing assets                              45                71                97               143
                                                      ------------     -------------    --------------    --------------
                                                      ------------     -------------    --------------    --------------
          Total interest income                             5,446             5,691            10,973            11,865
Interest expense
    Deposits                                                1,324             1,447             2,671             3,003
    FHLB advances                                           1,375             1,666             2,747             3,369
                                                      ------------     -------------    --------------    --------------
          Total interest expense                            2,699             3,113             5,418             6,372
                                                      ------------     -------------    --------------    --------------
                                                      ------------     -------------    --------------    --------------
Net interest income                                         2,747             2,578             5,555             5,493
Provision for loan losses                                     200               450               500               900
                                                      ------------     -------------    --------------    --------------
                                                      ------------     -------------    --------------    --------------
Net interest income after provision for loan losses         2,547             2,128             5,055             4,593
Noninterest income
     Service charges on deposit accounts                      732               305             1,421               602
     Trust fee income                                         131               124               257               226
     Insurance commissions                                     42                44                92                84
     Net realized gains from sales of loans                   235               934               545             1,908
     Loan servicing fees, net of amortization                   7             (184)              (12)             (377)
     Mortgage servicing impairment charge                   (170)                 -               (2)                 -
     Gain on securities                                         -                 -                 -                40
     Other income                                             218               195               368               242
                                                      ------------     -------------    --------------    --------------
                                                      ------------     -------------    --------------    --------------
          Total noninterest income                          1,195             1,418             2,669             2,725
Noninterest expense
     Salaries and employee benefits                         1,666             1,699             3,398             3,307
     Occupancy and equipment                                  689               392             1,221               731
     Data processing expense                                  156               191               277               361
     Other expense                                            888               703             1,758             1,289
                                                      ------------     -------------    --------------    --------------
                                                      ------------     -------------    --------------    --------------
          Total noninterest expense                         3,399             2,985             6,654             5,688

Income before income taxes                                    343               561             1,070             1,630
Income tax expense (credit)                                  (10)                91                98               399
                                                      ------------     -------------    --------------    --------------
                                                      ------------     -------------    --------------    --------------
Net income                                                $   353             $ 470           $   972           $ 1,231
                                                      ============     =============    ==============    ==============
                                                      ============     =============    ==============    ==============

Basic earnings per common share                          $   0.27           $  0.37          $   0.75           $  0.95
Diluted earnings per common share                        $   0.26           $  0.36          $   0.71           $  0.92





      See accompanying notes to (unaudited) consolidated financial statements
                            MFB CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                        SHAREHOLDERS' EQUITY (UNAUDITED)
                  Three and six months ended March 31, 2004 and 2003
                                     (In thousands)

                                                                 Three Months Ended          Six Months Ended
                                                                       March 31,                  March 31
                                                                2004           2003          2004           2003
                                                                ----           ----          ----           ----
      Balance at beginning of period                           $ 34,764       $ 33,503      $ 34,251       $ 33,952
      Purchase of treasury stock                                      -          (605)             -        (1,676)
      Stock option exercise                                         474            128           808            157
      Cash dividends declared                                     (157)          (141)         (299)          (281)

      Comprehensive income:
           Net income                                               353            470           972          1,231
           Net change in net unrealized gains and losses
      on         securities available for sale, net of tax         (68)          (216)         (366)          (244)
      effects
                                                             -----------    -----------    ----------     ----------
                                                             -----------    -----------    ----------     ----------
               Total comprehensive income                           285            254           606            987
                                                             -----------    -----------    ----------     ----------
                                                             -----------    -----------    ----------     ----------

      Balance at end of period                                 $ 35,366       $ 33,139      $ 35,366       $ 33,139
                                                             ===========    ===========    ==========     ==========





























See accompanying notes to (unaudited) consolidated financial statement
                  MFB CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             Six Months Ended March 31, 2004 and 2003


                                                                                                       Six Months Ended
                                                                                                            March 31,
                                                                                                      2004              2003
                                                                                                      ----              ----
Cash flows from operating activities
Net income                                                                                           $ 972          $  1,231
Adjustments to reconcile net income to net cash from operating activities
     Depreciation and amortization, net of accretion                                                   585               618
     Provision for loan losses                                                                         500               900
     Net gains from sales or valuation of securities available for sale                                  -              (40)
     Net realized gains from sales of loans                                                          (545)           (1,908)
     Amortization of mortgage servicing rights                                                         207               574
     Impairment of mortgage servicing rights, net of recovery                                            2                 -
     Origination of loans held for sale                                                           (20,901)          (50,729)
     Proceeds from sales of loans held for sale                                                     24,861            64,816
     Equity in loss of investment in limited partnership                                               103                71
     Appreciation in cash surrender value of life insurance                                           (120)              (82)
       Net change in:
          Accrued interest receivable                                                                   52               131
          Other assets                                                                             (1,085)               811
          Accrued expenses and other liabilities                                                       998              (10)
                                                                                              ------------- -- --------------
               Net cash from operating activities                                                    5,629            16,383
Cash flows from investing activities
     Net change in interest-bearing time deposits in other financial institutions                    (500)                 -
     Net change in loans receivable                                                               (14,085)           (1,476)
      Proceeds from:
          Principal payments of mortgage-backed and related securities                               3,843            13,916
          Sales of securities available for sale                                                         -               160
          Maturities and calls of securities available for sale                                      7,444             3,000
     Purchase of:
          Securities available for sale                                                            (5,798)          (11,816)
          Life insurance                                                                                 -           (5,000)
          FHLB stock                                                                                 (163)                -
          Premises and equipment, net                                                              (8,988)             (379)
                                                                                              ------------- -- --------------
Net cash from investing activities                                                                (18,247)           (1,595)
Cash flows from financing activities
     Purchase of MFB Corp common stock                                                                   -           (1,676)
     Net change in deposits                                                                        (2,903)            14,987
     Repayment of FHLB and other borrowings                                                        (1,100)             (300)
     Proceeds from other borrowings                                                                      -               300
     Proceeds from exercise of stock options                                                           523               127
     Net change in advances from borrowers for taxes and insurance                                   (199)             (150)
     Cash dividends paid                                                                             (299)             (281)
                                                                                              ------------- -- --------------
                                                                                              ------------- -- --------------
               Net cash from financing activities                                                  (3,978)            13,007
                                                                                              ------------- -- --------------
                                                                                              ------------- -- --------------
     Net change in cash and cash equivalents                                                      (16,596)            27,795
     Cash and cash equivalents at beginning of period                                              40,357             27,582
                                                                                              ------------- -- --------------
Cash and cash equivalents at end of period                                                     $   23,761           $ 55,377
                                                                                              ============= == ==============
Supplemental disclosures of cash flow information Cash paid during the period for:
          Interest                                                                                  $5,275           $ 6,063
          Income taxes                                                                                 470                 -
Supplemental schedule of noncash investing activities:
      Transfer from:
          Loans receivable to loans held for sale                                             $         -            $ 9,657
          Loans receivable to other real estate owned                                                1,256               365

                          MFB CORP. AND SUBSIDIARIES
             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

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

Basis of Presentation: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of the financial statements. In the opinion of management, the consolidated financial statements contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of March 31, 2004 and September 30, 2003, the consolidated statements of income and the condensed consolidated statements of changes in shareholders' equity for the three and six months ended March 31, 2004 and 2003 and the consolidated statements of cash flows for the six months ended March 31, 2004 and 2003. All significant intercompany transactions and balances are eliminated in consolidation.

Reclassifications: Items in the prior consolidated financial statements are reclassified to conform with the current presentation.

Stock Based Compensation: The Board of Directors of the Company has adopted three stock option plans (the "Option Plans"). The number of options authorized under the Option Plans totals 450,000 shares of common stock. Officers, employees and outside directors of the Company and its subsidiary are eligible to participate in the Option Plans. The option exercise price must be no less than 85% of the fair market value of common stock on the date of the grant, and the option term cannot exceed ten years and one day from the date of the grant. As of March 31, 2004, all options granted have an exercise price of at least 100% of the market value of the common stock on the date of grant and no compensation expense was recognized for stock options for the six months ended March 31, 2004 and 2003.

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












                                                             Three Months ended      Six Months ended
                                                                   March 31                 March 31
                                                                           (in thousands)
                                                          2004          2003            2004           2003
                                                          ----          ----            ----           ----

Net Income as reported                                      $   353      $   470          $  972        $  1,231

Less: Stock-based compensation expense determined
under fair value based method                                    72           67             121             106
                                                      -------------- ------------    ------------ ---------------
                                                      -------------- ------------    ------------ ---------------
Pro-forma net income                                            281          403             851           1,125
                                                      ============== ============    ============ ===============
                                                      ============== ============    ============ ===============

Basic earnings per share as reported                       $   0.27      $  0.37        $   0.75        $   0.95
Pro-forma basic earnings per share                             0.21         0.32            0.65            0.87

Diluted earnings per share as reported                         0.26         0.36            0.71            0.92
Pro-forma diluted earnings per share                           0.20         0.31            0.62            0.84


The weighted average fair value of stock options granted during the six months ended March 31, 2004 and 2003 were $9.59 and $5.82 The fair value of options granted during the six months ended March 31, 2004 and 2003 were estimated using an option pricing model with the following weighted average information as of the grant dates:

                                                                                           March 31,
                                                                                   2004              2003
                                                                                   ----              ----
     Risk free rate of interest                                                     4.21%             3.72%
     Expected option life                                                         8 years                8 years
       Expected dividend yield                                                      1.37%                1.82%
     Expected volatility                                                          23.91%               23.23%

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

The computations of basic earnings per common share and diluted earnings per common share for the three and six month periods ended March 31, 2004 and 2003 are presented below.

                                                                     Three Months Ended        Six Months Ended
                                                                          March 31,                          March 31,
                                                                     2004            2003        2004           2003
                                                                     ----            ----        ----           ----
                                                                       (in thousands except per share information)
Basic Earnings  Per Common Share
Numerator
         Net income                                                   $  353           $ 470       $ 972        $ 1,231
                                                                  ===========     =========== ===========    ===========

Denominator
         Weighted average common shares outstanding for basic
         earnings  per common share                                    1,311           1,280       1,303          1,298
                                                                  ===========     =========== ===========    ===========

Basic Earnings  Per Common Share                                      $ 0.27           $0.37       $0.75          $0.95
                                                                  ===========     =========== ===========    ===========


Diluted Earnings  Per Common Share
Numerator
         Net income                                                   $  353           $ 470      $  972        $ 1,231
                                                                  ===========     =========== ===========    ===========

Denominator
         Weighted average common shares outstanding for basic
         earnings per common share                                     1,311           1,280       1,303          1,298
     Add: Dilutive effects of assumed exercises of  stock
options                                                                   66              38          68             37
                                                                  -----------     ----------- -----------    -----------
         Weighed average common and dilutive potential common
         shares outstanding                                            1,377           1,318       1,371          1,335
                                                                  ===========     =========== ===========    ===========

Diluted Earnings Per Common Share                                     $ 0.26           $0.36       $0.71          $0.92
                                                                  ===========     =========== ===========    ===========



Stock options for 42,500 common shares for the three and six months ended March 31, 2003 were not considered in computing diluted earnings per share because they were antidilutive.









NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale are as follows:



                                           ...........................March 31, 2004............................
                                                                      --------------
                                                                         (in thousands)

                                                                      Gross            Gross
                                                   Amortized       Unrealized        Unrealized          Fair
                                                     Cost             Gains            Losses            Value
Debt securities
     U.S. Government and federal agencies             $ 4,947           $   118                -           $ 5,065
     Municipal bonds                                      345                19                -               364
     Mortgage-backed                                   15,604                41             (38)            15,607
     Corporate notes                                    9,730               215            (373)             9,572
                                                  ------------    --------------    -------------    --------------
                                                       30,626               393            (411)            30,608
Marketable equity securities                            4,237                 -            (824)             3,413
                                                  ------------    --------------    -------------    --------------
                                                     $ 34,863           $   393        $ (1,235)          $ 34,021
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
                                                  ============    ==============    =============    ==============



Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At March 31, 2004, marketable equity securities with a cost basis of $4.2 million have unrealized losses of 19% of the Company's cost basis. These securities have had continued unrealized losses for over one year. Management believes the declines in market value are temporary, as discussed below.

Of the total gross unrealized losses of $824,000, approximately $700,000 relates to the reduced value of floating rate preferred stock of government sponsored agencies. This decline in value is primarily attributable to the current level of interest rates, and the timing of scheduled coupon adjustments, which occur every one to two years. Such adjustments resulted in coupons being set at a level lower than today's market. Credit issues are not considered to be a significant factor relative to the current unrealized losses. As the level of interest rates rise, and coupons are adjusted, management anticipates recovery of the current unrealized losses.

Approximately $124,000 of the unrealized loss at March 31, 2004 is attributable to an equity investment in a company whose net assets are being sold or liquidated over a period of time. Based on management's analysis of information currently available from the issuer of the shares and management's ability and intent to hold this investment for sufficient time for the forecasted recovery to take place, management considers the unrealized loss to be temporary, with anticipated recovery taking place as the company's net assets are sold or liquidated, and proceeds are distributed to shareholders.

Related to the unrealized losses at March 31, 2004 for debt securities classified as corporate notes, $303,000 of unrealized losses is attributable to a trust preferred bond issued by a regional banking organization. This unrealized loss is primarily attributable to the low interest rate environment, and the variable interest rate structure of the bond. Such interest rate adjustments resulted in coupons being set at a level lower than today's market. As interest rates rise and the bond's coupon rate increases, management anticipates recovery of the unrealized losses. Management has the ability to hold this bond to maturity, at which time the face value of the bond would be realized. Credit issues are not considered to be a significant factor relative to the current unrealized losses.

NOTE 4 - LOANS RECEIVABLE, NET

Loans receivable at March 31, 2004 and September 30, 2003 are summarized as follows:

                                                                                              March 31,          September 30,
                                                                                                 2004                2003
                                                                                           -----------------    ----------------
First mortgage loans (principally conventional)                                                       (in thousands)
     Principal balances
          Secured by one to four family  residences                                             $   129,113          $  129,472
          Construction loans                                                                         19,509              22,066
          Others                                                                                      6,345               6,728
                                                                                           -----------------    ----------------
                                                                                                    154,967             158,266

          Less undisbursed portion of construction and other mortgage loans                            (72)                  62
                                                                                           -----------------    ----------------
               Total first mortgage loans                                                           154,895             158,328

Commercial loans:
     Principal balances
          Commercial                                                                            $    59,021          $   49,709
          Commercial real estate                                                                     87,287              80,914
                                                                                           -----------------    ----------------
                                                                                           -----------------    ----------------
               Total commercial loans                                                               146,308             130,623

Consumer loans:
          Home equity and second mortgage                                                       $    26,187          $   24,535
          Other                                                                                       5,282               5,489
                                                                                           -----------------    ----------------
               Total consumer loans                                                                  31,469              30,024

Net deferred loan origination fees                                                                    (811)               (821)
                                                                                           -----------------    ----------------

Total loans receivable                                                                          $   331,861          $  318,154
                                                                                           =================    ================


Activity in the allowance for loan losses is summarized as follows for the three months ended March 31, 2004 and for the year ended September 30, 2003.

                                                                                              March 31,         September 30,
                                                                                                2004                 2003
                                                                                           ----------------    -----------------
                                                                                                      (in thousands)
Balance at beginning of period                                                                $ 5,373                $ 5,143
     Provision for loan losses                                                                    200                  1,110
     Charge-offs                                                                                 (253)                (1,388)
     Recoveries                                                                                     -                    333
                                                                                           ----------------    -----------------
Balance at end of period                                                                     $  5,320         $        5,198
                                                                                           ================    =================










NOTE 4 - LOANS RECEIVABLE, NET (continued)

                                                                                         Quarter Ended           Year Ended
                                                                                           March 31,            September 30,
Impaired loans were as follows:                                                              2004                   2003
                                                                                       ------------------     ------------------
                                                                                                    (in thousands)
Quarter-ended and year-end balances with no allocated allowance for loan losses                 $     -                $    -
Quarter-ended and year-end loans with allocated allowances for loan losses                         2,445                  4,027
                                                                                       ------------------     ------------------
                                                                                Total           $  2,445               $  4,027
                                                                                       ==================     ==================

Amount of the allowance for loan losses allocated                                                 $  800               $  1,370

Average of impaired loans                                                                          2,117                  5,233

Interest income recognized during impairment                                                          34                     82

Cash-basis interest income recognized during impairment                                               34                     66




Non-performing assets were as follows:
                                                                                           March 31,           September 30,
                                                                                             2004                  2003
                                                                                       ------------------    ------------------
                                                                                                   (in thousands)
Loans past due over 90 days still on accrual status                                               $    -                $    -
Non-accrual loans                                                                                  2,257                 3,844
                                                                                       ------------------    ------------------
                                                                                       ------------------    ------------------
      Total non-performing loans                                                                   2,257                 3,844
                                                                                       ------------------    ------------------
                                                                                       ------------------    ------------------
Other real estate                                                                                  1,786                   705
                                                                                       ------------------    ------------------
                                                                                       ------------------    ------------------
     Total non-performing assets                                                                $  4,043              $  4,549
                                                                                       ==================    ==================

NOTE 5 - SUBSEQUENT EVENTS

MFB Corporation and Sobieski Bancorp, Inc., parent companies of MFB Financial and Sobieski Bank, respectively, have entered into an agreement dated April 25, 2004 whereby MFB Financial will acquire certain assets and assume certain liabilities of Sobieski Bank. Under the terms of the agreement, MFB Financial will pay Sobieski Bank $1.03 million (subject to certain adjustments). As of December 31, 2003, Sobieski Bank had approximately $110.5 million in assets and approximately $106.1 million of liabilities, including $71.7 million in deposits. Among items excluded from the acquisition under the agreement are approximately $7.6 million (net book value after allowances and charge-offs as of January 31, 2004) of troubled and/or substandard assets, including certain commercial loans, real estate owned, assets seized in connection with litigation related to fraudulent activity affecting Sobieski Bank, and other items. The transaction is structured as an asset purchase and MFB Financial generally will not assume any of Sobieski's contingent liabilities. The acquisition is expected to close in the quarter ended September 30, 2004. The transactions are subject to Sobieski Bank maintaining a minimum capital level at closing, approval by the shareholders of Sobieski as well as regulatory authorities and other customary conditions for transactions of this nature.

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

RESULTS OF OPERATIONS
COMPARISON OF THREE AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003

The Company's consolidated net income for the three months ended March 31, 2004 was $353,000 or $0.26 diluted earnings per common share, compared to net income of $470,000 or $0.36 diluted earnings per share, for the three months ended March 31, 2003. The Company's consolidated net income for the six months ended March 31, 2004 was $972,000 or $0.71 diluted earnings per share, compared to net income of $1.23 million, or $.92 diluted earnings per share, for the same period last year. MFB Corp's decrease in net income for the second fiscal quarter from the prior comparable period was primarily attributable to an increase in noninterest expense and a decrease in noninterest income, offset by a decrease in the provision for loan losses. The decrease in net income for the six months ended March 31, 2004, over the same period last year was due to the increase in noninterest expense offset by the decrease in the provision for loan losses. Both the three and six month periods ended March 31, 2004 experienced lower income tax expense due to the reduced income before income taxes.

MFB Corp's net interest income before provision for loan losses for the three month period ended March 31, 2004 totaled $2.7 million compared to $2.6 million for the same period last year. For the six month period ended March 31, 2004, net interest income before provision for loan losses totaled $5.6 million compared to $5.5 million for the same period last year.

The provision for loan losses for the second quarter ended March 31, 2004 was $200,000 compared to $450,000 for the second quarter last year. For the six months ended March 31, 2004, the provision for loan losses was $500,000 compared to $900,000 for the same period last year. The decreased provision for this year is based on several factors including the current economic environment, current and past delinquency trends, change in the character and mix of the loan portfolio, adequacy of collateral on loans and historical and estimated loan charge offs. For the second quarter ended March 31, 2004, net charge offs were $253,000, of which $200,000 was related to one commercial loan which had been specifically provided for in prior year loan loss provisions. Net charge offs were $428,000 for the quarter ended March 31, 2003. Year to date net charge offs for the six months ended March 31, 2004 total $378,000 compared to $440,000 for the same period last year

Noninterest income decreased from $1.4 million to $1.2 million from the second quarter last year to the second quarter this year. Deposit fees have increased to $732,000 from $305,000 for the prior year quarter but were offset by the significant reduction in gains on sales of mortgage loans and an impairment charge on mortgage servicing rights. The increase in deposit fees is primarily a result of increased service charges on accounts. The impairment on mortgage servicing rights is related to the decline in the market value of servicing rights associated with MFB Financial's $173 million mortgage loan servicing portfolio. The values of mortgage servicing portfolios, which are significantly dependent on estimated loan prepayment speeds, have been volatile in the past two years. MFB Corp's quarterly net income has been significantly affected by this volatility as well as the decline in the mortgage originations sold to the secondary market. Noninterest income of $2.7 million for the six months ended March 31, 2004 was comparable to the $2.7 million for the six months ended March 31, 2003. For this period, increased deposit fees were offset by a reduction in gains on sales of mortgage loans.

Noninterest expense increased 14% from $3.0 million for the second quarter last year to $3.4 million for the second quarter this year. For the six months ended March 31, 2004 noninterest expense increased 17% year to date from the prior year. The increases for both the three month and six month periods were primarily due to increased occupancy and equipment expense for a new branch opening and the new corporate headquarters, and consulting expenses paid for two major projects.

BALANCE SHEET COMPOSITION
COMPARISON OF MARCH 31, 2004 TO SEPTEMBER 30, 2003

The Company's total assets decreased slightly from $428.6 million as of September 30, 2003 to $426.5 million as of March 31, 2004.

Cash and cash equivalents decreased from $40.4 million at September 30, 2003 to $23.8 million at
March 31, 2004. Net cash from operating activities amounted to $5.6 million, net cash used in financing activities totaled $4.0 million and the net cash used in investing activities amounted to $18.2 million during the three months ended March 31, 2004.

As of March 31, 2004, the total securities available for sale portfolio amounted to $34.0 million, a decrease of $6.0 million from $40.0 million at September 30, 2003. The securities portfolio activity during that period included security purchases of $5.8 million, security maturities and sales of $7.4 million, principal payments on mortgage-backed and related securities of $3.8 million, a decline in mark to market valuation of $340,000 and amortization of $260,000.

Premises and equipment increased from $ 6.1 million at September 30, 2003 to $14.7 million at March 31, 2004 primarily due to MFB Financial's $7.3 million acquisition of the former National Steel Corporation's headquarters building in October, 2003. A portion of the facility is currently being leased and MFB is currently in the process of relocating its administrative staff and operation personnel to another portion of the building. In addition, MFB opened a new branch on the south side of South Bend Indiana.

As of March 31, 2004, loans receivable were $331.9 million, an increase of $13.8 million from $318.1 million at September 30, 2003. Commercial loans outstanding increased by $15.7 million from $130.6 million at September 30, 2003 to $146.3 million at March 31, 2004. Mortgage loans declined from $158.3 million at September 30, 2003 to $154.9 million at March 31, 2004. Consumer loans, including home equity and second mortgages, increased $1.7 million during the six month period. Loans held for sale at March 31, 2004 decreased to $2.9 million from $6.6 million at September 30, 2003. Diversification of the mix of loans on the balance sheet continues to be a focus to improve profit margins, control margin volatility and to appeal to a broader range of existing and potential customers.

During the second quarter ended March 31, 2004, the Company completed secondary market mortgage loan sales totaling $9.9 million and the net gains realized on these loan sales were $235,000 including $124,000 related to recording mortgage loans servicing rights. During the quarter ended March 31, 2003, the Company completed secondary market mortgage loan sales totaling $29.6 million and the net gains realized on these loan sales were $934,000 including $283,000 related to recording mortgage loans servicing rights. This reduction is due to the slow down in the refinance activities that have occurred in the last six months. The loans sold this year were primarily fixed rate mortgage loans with maturities of fifteen years or longer. The sale of loan production serves as a source of additional liquidity and management anticipates that the Company will continue to deliver fixed rate loans to the secondary market to meet consumer demand, manage interest rate risk, and diversify the asset mix of the Company. On a non-recurring basis, to meet liquidity needs that arise, the Company may sell certain adjustable rate loans from its portfolio.

The allowance for loan losses increased from $5.2 million, or 1.63% of loans, at September 30, 2003 to $5.3 million or 1.60% of loans at March 31, 2004. The allowance is maintained through the provision for loan losses, which is charged to earnings. During the three month period ended March 31, 2004, $200,000 was added to the loan loss reserve through the loan loss provision. The Company's non-performing assets have decreased from $4.5 million at September 30, 2003 to $4.0 million at March 31, 2004. Impaired loans have decreased from $4.0 million at September 30, 2003 to $2.4 million at March 31, 2004 due to loan charge offs and acquiring title of real estate collateral on two commercial loan and transferring that collateral to other real estate owned. In management's opinion, the allowance for loan losses is adequate to cover probable incurred losses at March 31, 2004.

Total liabilities decreased from $394.4 million at September 30, 2003 to $391.2 million at March 31, 2004. Total deposits decreased $2.9 million from $292.1 million at September 30, 2003 to $289.2 million at March 31, 2004. The decrease primarily consisted of a $6.5 million decrease in time deposits, offset by a $3.3 million increase in Savings, Now and MMDA deposits.

FHLB advances decreased slightly from $98.8 million at September 30, 2003 to $98.0 million at March 31, 2004. The $98.0 million of Federal Home Loan Bank advances have a weighted average interest rate of 5.48% and mature over the next nine years. A total of $200,000 of the advances mature in the next twelve months.

Total shareholders' equity increased from $34.3 million as of September 30, 2003 to $35.4 million as of March 31, 2004 primarily attributed to the net income of $972,000. MFB Corp's equity to assets ratio was 8.29% at March 31, 2004 compared to 7.99% at September 30, 2003. The book value of MFB Corp. stock increased from $26.60 at September 30, 2003 to $26.61 at March 31, 2004.

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

Liquid assets were $59.3 million as of March 31, 2004 compared to $81.4 million as of September 30, 2003. This decrease was partially due to the purchase of a new corporate headquarters building for $7.3 million. The sale of fixed rate loan production has also decreased significantly, as previously mentioned, which has also contributed to the decline in liquid assets. Management believes the liquidity level as of March 31, 2004 is sufficient to meet anticipated cash needs.

Short-term borrowings or long-term debt, such as Federal Home Loan Bank advances, are used to supplement other sources of funds such as deposits and to assist in asset/liability management. As of March 31, 2004, total FHLB borrowings amounted to $98.0 million and were originally used primarily to fund loan portfolio growth. The Bank had commitments to fund loan originations with borrowers totaling $95.1 million at March 31, 2004, including $61.6 million in available consumer and commercial lines and letters of credit. Certificates of deposit scheduled to mature in one year or less totaled $72.0 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient cash flow and other cash resources to meet current and anticipated loan funding commitments, deposit customer withdrawal requirements and operating expenses.

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

The Bank's actual capital and required capital amounts and ratios at March 31, 2004 and September 30, 2003 are presented below:

                                          Actual                  Requirement for Capital             Requirement to be
                                          ------
                                                                                                    Well Capitalized Under
                                                                                                      Prompt Corrective
                                                                     Adequacy Purposes                Actual Provisions
                                   Amount           Ratio           Amount          Ratio          Amount            Ratio
                                   ------           -----           ------          -----          ------            -----
As of March 31, 2004
     Total capital
      (to risk weighted              $ 36,386        11.69%          $  24,891        8.00%        $  31,114            10.00%
assets)
     Tier 1 (core) capital
      (to risk weighted                33,700       10.51               12,446       4.00             18,668             6.00
assets)
     Tier 1 (core) capital
     (to adjusted total                33,700        7.91               17,032       4.00             21,289             5.00
assets)

As of September 30, 2003
     Total capital
      (to risk weighted           $    36,346        12.41%          $  23,435        8.00%        $  29,294            10.00%
assets)
     Tier 1 (core) capital
      (to risk weighted                33,268       11.36               11,718       4.00             17,576             6.00
assets)
     Tier 1 (core) capital
     (to adjusted total                33,268       7.77                17,116       4.00             21,395             5.00
assets)


As of March 31, 2004, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.

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

As part of its efforts to monitor and manage interest rate risk, the Company uses the Net Portfolio Value ("NPV") methodology adopted by the Office of Thrift Supervision (OTS) as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance-sheet contracts. The difference as a percentage of the value of assets is the NPV ratio which was 9.70% as of December 31, 2003 (the most recently available data), an increase from the 9.05% NPV at September 30,2003. Management and the Board of Directors review the OTS measurements on a quarterly basis to determine whether the Company's interest rate exposure is within the limits established by the Board of Directors in the Company's interest rate risk policy.

The Company's asset/liability management strategy dictates acceptable limits on the amounts of change in NPV given certain changes in interest rates. The table presented here, as of December 31, 2003 is an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 300 basis points. Due to the abnormally low interest rate environment prevailing at December 31, 2003 meaningful data was not available from the OTS model for the (-200) and (-300) basis point scenario and therefore is not included in the table below.

                                            (Dollars are in thousands)
       Interest Rate                              Net Portfolio Value                             NPV as % of Portfolio
                                                  -------------------
      Changes in Basis                                                                                  Value of Assets
                                                                                            -------     ---------------
           Points                                                                               NPV
      (Rate Shock) (1)               $ Amount            $ Change           % Change           Ratio            Change (1)
-----------------------------    -----------------    ----------------    -------------     -------------    -----------------

            +300                           39,283             (4,399)            (10%)             9.09%        (61)

            +200                           41,807             (1,874)             (4%)             9.53%        (17)

            +100                           43,477               (204)               0%             9.77%         7

             0                             43,681                   -                -             9.70%          -

            -100                           41,882             (1,799)             (4%)             9.22%        (48)

(1) Expressed in basis points


As illustrated in the December 31, 2003 table, the Company's interest rate risk is sensitive to declining rates. This is largely due to the decrease in value of fixed rate Federal Home Loan Bank borrowings that would occur with a rate reduction. Specifically, the table indicates that at December 31, 2003, the Company's NPV was $43.7 million or 9.70% of the market value of portfolio assets. Based upon the assumptions utilized, an immediate 100 basis point increase in market interest rates would result in a $204,000 decrease in the Company's NPV and would result in an 7 basis point increase in the Company's NPV ratio to 9.77%. An immediate 100 basis point decrease in market interest rates would result in a $1.8 million or 4% decrease in the Company's NPV, and a 48 basis point decrease in the Company's NPV ratio to 9.22%. Additionally, as indicated in the table, the Company's interest rate risk is sensitive to a significant rise in interest rates (i.e. 300 basis point rate shock). This is due to a higher relative volume of assets with fixed rate characteristics per the OTS model than liabilities with fixed rate characteristics as of December 31, 2003.

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

The Board of Directors and management of the Company believe that certain factors afford the Company the ability to operate successfully despite its exposure to interest rate risk. The Company manages its interest rate risk by originating and selling the majority of its fixed rate one-to-four family real estate loans. While the Company generally originates adjustable rate mortgage loans for its own portfolio, fixed rate first mortgage loans may be retained in the portfolio from time to time. Loans classified as held for sale as of March 31, 2004 totaled $2.9 million compared to $6.6 million at September 30, 2003. The Company retains the servicing on the majority of loans sold in the secondary market and, at March 31, 2004, $173.0 million in such loans were being serviced for others.

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

           None

Item 5.   Other Information.

           None

Item 6.    Exhibits and Reports on Form 8-K.

(a)      Exhibits
              31(1) Certification required by 17 C.F.R. ss. 240.13a-14(a). 31(2) Certification required by 17 C.F.R. ss. 240.13a-14(a).
              32 Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                                2004.


(b)      MFB Corp. filed two Form 8-K report during the quarter ended
                 March 31, 2004.
              Date of report: January 23, 2004
                 Items reported: News release dated January 23, 2004 regarding the announcement of first quarter earnings and announcement of a cash dividend payable on February 17, 2004 to holders of record on February 3, 2004.
               Date of report:  March 8,2004
                  Items reported:  News release dated March 8, 2004 regarding the announcement of an addition to the Board of Directors














                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



MFB CORP.




Date 05/13/04                               By /s/ Charles J Viater
    ---------                                 -------------------------------
                                                   Charles J. Viater
                                          President and Chief Executive Officer



Date 05/13/04                               By  /s/ Thomas J. Flournoy
     ---------                                    ---------------------------
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



     Date:_/s/05/13/04___                    /s/Charles J. Viater
                                            ----------------------------------
                                                 Charles J. Viater
                                               Chief Executive Officer

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



     Date:_/s/05/13/04___                     /s/ Thomas J Flournoy
                                            -----------------------
                                               Thomas J. Flournoy
                                             Chief Financial Officer

                                                                  Exhibit 32

                                  CERTIFICATION

         By signing below, each of the undersigned officers hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004, that, to his knowledge, (i) this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of MFB Corp.

         Signed this 13 day of May, 2004.




/s/Thomas J. Flournoy                                /s/ Charles J Viater
Thomas J. Flournoy                                   Charles J. Viater
Chief Financial Officer                              Chief Executive Officer



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