Form 10-Q
period 2004-06-30
MFB CORP
filed 2004-08-13
CIK 916396

Microsoft Word 10.0.4219;25




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2004


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

                       4100 Edison Lakes Parkway Suite 300
                                  P.O. Box 528
                            Mishawaka, Indiana 46546
                    (Address of principal executive offices,
                               including Zip Code)

                                 (574) 277-4200
              (Registrant's telephone number, including area code)

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

                        (1)   Yes   X                        No
                                  -----                        -----
                        (2)   Yes   X                        No
                                 -----                         -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
                                                Yes ___          No   X_


The number of shares of the registrant's common stock, without par value, outstanding as of July 31, 2004 was 1,329,060.




                               MFB CORP. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX


                                                                        Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

       Consolidated Balance Sheets
       June 30, 2004 (Unaudited) and September 30, 2003                       3

       Consolidated Statements of Income (Unaudited)
       Three and nine months ended June 30, 2004 and 2003                     4

Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
         Three and nine months ended June 30, 2004 and 2003                   5

       Consolidated Statements of Cash Flows (Unaudited)
       Nine months ended June 30, 2004 and 2003                               6

       Notes to (Unaudited) Consolidated Financial Statements June 30, 2004   7

   Item 2.  Management's Discussion and Analysis of Financial Condition
                 And Results of Operations

          General                                                            14

          Results of Operations                                              14

          Balance Sheet Composition                                          15

          Liquidity and Capital Resources                                    16

          Critical Accounting Policies                                       18

   Item 3. Quantitative and Qualitative Disclosures About Market Risk        18

   Item 4. Controls and Procedures                                           20

   Part II.  Other Information

   Items 1-6                                                                  21

   Signatures                                                                 22

   Certifications                                                            23

                             MFB CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      June 30, 2004 and September 30, 2003
                     (In thousands, except share information)                                (Unaudited)
                                                                                               June 30,          September 30,
                                                                                                 2004                 2003
                                                                                           -----------------    -----------------
                                                                                           -----------------    -----------------
ASSETS
Cash and due from financial institutions                                                         $    7,348           $   13,881
Interest - bearing deposits in other financial institutions - short term                              7,696               26,476
                                                                                           -----------------    -----------------
     Total cash and cash equivalents                                                                 15,044               40,357

Securities available for sale                                                                        31,263               40,029
Interest-bearing time deposits in other financial institutions                                        1,501                1,001
Federal Home Loan Bank (FHLB) stock, at cost                                                          6,708                6,471
Investment in limited partnership                                                                     2,367                2,548

Loans held for sale                                                                                   1,636                6,625

Loans receivable                                                                                    345,294              318,154
     Less: allowance for loan losses                                                                (5,373)              (5,198)
                                                                                           -----------------    -----------------
          Loan receivable, net                                                                      339,921              312,956

Accrued interest receivable                                                                           1,445                1,522
Premises and equipment, net                                                                          14,526                6,090
Mortgage servicing rights                                                                             1,940                1,373
Cash surrender value of life insurance                                                                5,392                5,217
Other assets                                                                                          6,190                4,434
                                                                                           -----------------    -----------------

     Total assets                                                                               $   427,933           $  428,623
                                                                                           =================    =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
          Noninterest-bearing demand deposits                                                   $    30,081           $   26,481
          Savings, NOW and MMDA deposits                                                            111,536              107,341
          Time deposits                                                                             148,186              158,284
                                                                                           -----------------    -----------------
               Total deposits                                                                       289,803              292,106

     FHLB advances                                                                                   97,860               98,790
     Loans from correspondent banks                                                                       -                  300
     Advances from borrowers for taxes and insurance                                                  1,577                1,153
     Accrued expenses and other liabilities                                                           2,977                2,023
                                                                                           -----------------    -----------------
          Total liabilities                                                                         392,217              394,372

Shareholders' equity
     Common stock, no par value, 5,000,000 shares authorized;
          shares issued: 1,689,417-6/30/04 and 9/30/03;
          shares outstanding: 1,329,060-6/30/04 and 1,287,710-9/30/03                                12,486               12,560
     Retained earnings - substantially restricted                                                    32,147               31,022
     Accumulated other comprehensive income (loss),
          net of tax of $(69) -6/30/04 and $(36) - 9/30/03                                            (934)                (466)
     Treasury stock, 360,357 common shares - 6/30/04;
          401,707 common shares - 9/30/03, at cost                                                  (7,983)              (8,865)
                                                                                           -----------------    -----------------
          Total shareholders' equity                                                                 35,716               34,251
                                                                                           -----------------    -----------------
               Total Liabilities and Shareholders' equity                                       $   427,933           $  428,623
                                                                                           =================    =================

See accompanying notes to (unaudited) consolidated financial statements
                             MFB CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               Three and nine months ended June 30, 2004 and 2003
                   (in thousands except per share information)


                                                          Three Months Ended                  Nine Months Ended
                                                                 June 30,                           June 30,
                                                             2004              2003              2004              2003
                                                      ------------     -------------    --------------    --------------
                                                      ------------     -------------    --------------    --------------
Interest income
    Loans receivable, including fees
          Mortgage loans                                 $  2,192          $  2,356          $  6,588          $  7,448
          Consumer and other loans                            454               434             1,362             1,378
          Commercial loans                                  2,503             2,332             7,274             6,871
    Securities - taxable                                      324               483             1,125             1,630
    Other interest-bearing assets                              32               127               129               270
                                                      ------------     -------------    --------------    --------------
                                                      ------------     -------------    --------------    --------------
          Total interest income                             5,505             5,732            16,478            17,597
Interest expense
    Deposits                                                1,333             1,442             4,004             4,445
    FHLB advances                                           1,364             1,623             4,111             4,992
                                                      ------------     -------------    --------------    --------------
          Total interest expense                            2,697             3,065             8,115             9,437
                                                      ------------     -------------    --------------    --------------
                                                      ------------     -------------    --------------    --------------
Net interest income                                         2,808             2,667             8,363             8,160
Provision for loan losses                                     150               110               650             1,010
                                                      ------------     -------------    --------------    --------------
                                                      ------------     -------------    --------------    --------------
Net interest income after provision for loan losses         2,658             2,557             7,713             7,150
Noninterest income
     Service charges on deposit accounts                      793               371             2,214               973
     Trust fee income                                         148               132               405               358
     Insurance commissions                                     60                46               152               131
     Net realized gains from sales of loans                   265               737               810             2,645
     Loan servicing fees, net of amortization                (40)             (320)              (52)             (698)
     Mortgage servicing recovery (impairment)                 466             (704)               464             (704)
              charge
     Gain (loss) on securities                              (109)                 -             (109)                40
     Other income                                             177               124               545               366
                                                      ------------     -------------    --------------    --------------
                                                      ------------     -------------    --------------    --------------
          Total noninterest income                          1,760               386             4,429             3,111
Noninterest expense
     Salaries and employee benefits                         1,749             1,759             5,147             5,066
     Occupancy and equipment                                  642               425             1,863             1,156
     Data processing expense                                  175               127               452               488
     Other expense                                          1,007               784             2,765             2,073
                                                      ------------     -------------    --------------    --------------
                                                      ------------     -------------    --------------    --------------
          Total noninterest expense                         3,573             3,095            10,227             8,783

Income (loss) before income taxes                             845             (152)             1,915             1,478
Income tax expense (credit)                                   238             (213)               336               186
                                                      ------------     -------------    --------------    --------------
                                                      ------------     -------------    --------------    --------------
Net income                                                $   607              $ 61     $       1,579           $ 1,292
                                                      ============     =============    ==============    ==============
                                                      ============     =============    ==============    ==============

Basic earnings per common share                          $   0.46           $  0.05          $   1.20           $  1.00
Diluted earnings per common share                        $   0.44           $  0.05          $   1.15           $  0.97

See accompanying notes to (unaudited) consolidated financial statements

                              MFB CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                        SHAREHOLDERS' EQUITY (UNAUDITED)
                 Three and nine months ended June 30, 2004 and 2003
                              (In thousands)

                                                                 Three Months Ended          Nine Months Ended
                                                                      June 30,                    June 30,
                                                                2004           2003          2004           2003
                                                                ----           ----          ----           ----
      Balance at beginning of period                           $ 35,366       $ 33,139      $ 34,251       $ 33,952
      Purchase of treasury stock                                      -              -             -        (1,676)
      Stock option exercise                                           -             10           808            167
      Cash dividends declared                                     (159)          (139)         (458)          (420)

      Comprehensive income (loss):
           Net income                                               607             61         1,579          1,292
           Net change in net unrealized gains and losses
      on         securities available for sale, net of tax         (98)          (326)         (464)          (570)
      effects
                                                             -----------    -----------    ----------     ----------
                                                             -----------    -----------    ----------     ----------
               Total comprehensive income (loss)                    509          (265)         1,115            722
                                                             -----------    -----------    ----------     ----------
                                                             -----------    -----------    ----------     ----------

      Balance at end of period                                 $ 35,716       $ 32,745      $ 35,716       $ 32,745
                                                             ===========    ===========    ==========     ==========




























See accompanying notes to (unaudited) consolidated financial statement


                                     MFB CORP. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                Nine months ended June 30, 2004 and 2003

                                                                                                       Nine Months Ended
                                                                                                           June 30,
                                                                                                      2004              2003
                                                                                                      ----              ----
Cash flows from operating activities
Net income                                                                                         $ 1,579          $  1,292
Adjustments to reconcile net income to net cash from operating activities
     Depreciation and amortization, net of accretion                                                   836               937
     Provision for loan losses                                                                         650              1010
     Net loss (gain) from sales or valuation of securities available for sale                          109              (40)
     Net realized gains from sales of loans                                                          (810)           (2,645)
     Amortization of mortgage servicing rights                                                         358               999
     Impairment of mortgage servicing rights, net of recovery                                        (464)               704
     Origination of loans held for sale                                                           (31,870)          (71,651)
     Proceeds from sales of loans held for sale                                                     37,210            87,778
     Proceeds from sales of fixed assets                                                               318                -
     Loss on sales of fixed assets                                                                      46                -
     Equity in loss of investment in limited partnership                                               181               111
     Appreciation in cash surrender value of life insurance                                           (175)             (149)
     Net change in:
          Accrued interest receivable                                                                   77               117
          Other assets                                                                             (1,433)               946
          Accrued expenses and other liabilities                                                       954             1,969
                                                                                              ------------- -- --------------
               Net cash from operating activities                                                    7,566            21,378
Cash flows from investing activities
     Net change in interest-bearing time deposits in other financial institutions                    (500)             (500)
     Net change in loans receivable                                                               (27,615)          (13,679)
      Proceeds from:
          Principal payments of mortgage-backed and related securities                               6,756            24,549
          Sales of securities available for sale                                                         -               160
          Maturities and calls of securities available for sale                                      7,944             4,000
     Purchase of:
          Securities available for sale                                                            (6,798)          (27,152)
          Life insurance                                                                                 -           (5,000)
          FHLB stock                                                                                 (237)             (83)
          Premises and equipment, net                                                              (9,385)           (1,356)
                                                                                              ------------- -- --------------
Net cash from investing activities                                                                (29,835)          (19,061)
Cash flows from financing activities
     Purchase of MFB Corp common stock                                                                   -           (1,676)
     Net change in deposits                                                                        (2,303)            20,260
     Repayment of FHLB and other borrowings                                                       (16,230)          (15,425)
     Proceeds from other borrowings                                                                 15,000               300
     Proceeds from exercise of stock options                                                           523               136
     Net change in advances from borrowers for taxes and insurance                                     424             (753)
     Cash dividends paid                                                                             (458)             (420)
                                                                                              ------------- -- --------------
                                                                                              ------------- -- --------------
               Net cash from financing activities                                                  (3,044)             2,422
                                                                                              ------------- -- --------------
                                                                                              ------------- -- --------------
     Net change in cash and cash equivalents                                                      (25,313)             4,739
     Cash and cash equivalents at beginning of period                                              40,357             27,582
                                                                                              ------------- -- --------------
Cash and cash equivalents at end of period                                                      $  15,044           $ 32,321
                                                                                              ============= == ==============
Supplemental disclosures of cash flow information Cash paid during the period for:
          Interest                                                                                  $7,966           $ 7,639
          Income taxes                                                                                 515               100
Supplemental schedule of noncash investing activities:
      Transfer from:
          Loans receivable to loans held for sale                                                $       -           $ 9,657
          Loans receivable to other real estate owned                                                1,256               365

                          MFB CORP. AND SUBSIDIARIES
             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

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

Basis of Presentation: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of the financial statements. In the opinion of management, the consolidated financial statements contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of June 30, 2004 and September 30, 2003, the consolidated statements of income and the condensed consolidated statements of changes in shareholders' equity for the three and nine months ended June 30, 2004 and 2003 and the consolidated statements of cash flows for the nine months ended June 30, 2004 and 2003. All significant intercompany transactions and balances are eliminated in consolidation.

Reclassifications: Items in the prior consolidated financial statements are reclassified to conform with the current presentation.

Stock Based Compensation: The Board of Directors of the Company has adopted three stock option plans (the "Option Plans"). The number of options authorized under the Option Plans totals 450,000 shares of common stock. Officers, employees and outside directors of the Company and its subsidiary are eligible to participate in the Option Plans. The option exercise price must be no less than 85% of the fair market value of common stock on the date of the grant, and the option term cannot exceed ten years and one day from the date of the grant. As of June 30, 2004, all options granted have an exercise price of at least 100% of the market value of the common stock on the date of grant and no compensation expense was recognized for stock options for the nine months ended June 30, 2004 and 2003.

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












                                                               Three Months ended            Nine months ended
                                                                     June 30                      June 30
                                                                (in thousands except per share information)
                                                               2004          2003            2004           2003
                                                               ----          ----            ----           ----

Net Income as reported                                      $   607       $   61         $ 1,579        $  1,292

Less: Stock-based compensation expense determined
under fair value based method                                    68           54             189             161
                                                      -------------- ------------    ------------ ---------------
                                                      -------------- ------------    ------------ ---------------
Pro-forma net income                                            539            7           1,390           1,131
                                                      ============== ============    ============ ===============
                                                      ============== ============    ============ ===============

Basic earnings per share as reported                       $   0.46      $  0.05        $   1.20        $   1.00
Pro-forma basic earnings per share                             0.41         0.01            1.06            0.88

Diluted earnings per share as reported                         0.44         0.05            1.15            0.97
Pro-forma diluted earnings per share                           0.39         0.01            1.01            0.85

The weighted average fair value of stock options granted during the nine months ended June 30, 2004 and 2003 were $10.00 and $5.82 The fair value of options granted during the nine months ended June 30, 2004 and 2003 were estimated using an option pricing model with the following weighted average information as of the grant dates:

                                                                                         June 30,
                                                                                   2004              2003
                                                                                   ----              ----
     Risk free rate of interest                                                     4.13%             3.72%
     Expected option life                                                         8 years           8 years
       Expected dividend yield                                                      1.43%             1.82%
     Expected volatility                                                          24.58%             23.23%

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

The computations of basic earnings per common share and diluted earnings per common share for the three and nine month periods ended June 30, 2004 and 2003 are presented below.

                                                                     Three Months Ended             Nine months Ended
                                                                          June 30,                      June 30,
                                                                     2004            2003           2004           2003
                                                                     ----            ----           ----           ----
                                                                          In thousands except per share information
Basic Earnings  Per Common Share
Numerator
         Net income                                                   $  607            $ 61        $ 1,579         $ 1,292
                                                                  ===========     ===========    ===========    ============

Denominator
         Weighted average common shares outstanding for basic
         earnings  per common share                                    1,329           1,267          1,312           1,288
                                                                  ===========     ===========    ===========    ============

Basic Earnings  Per Common Share                                      $ 0.46           $0.05          $1.20           $1.00
                                                                  ===========     ===========    ===========    ============


Diluted Earnings  Per Common Share
Numerator
         Net income                                                   $  607            $ 61        $ 1,579         $ 1,292
                                                                  ===========     ===========    ===========    ============

Denominator
         Weighted average common shares outstanding for basic
         earnings per common share                                     1,329           1,267          1,312           1,288
         Add: Dilutive effects of assumed exercises of  stock
         options                                                          57              36             64              42
                                                                  -----------     -----------    -----------    ------------
         Weighed average common and dilutive potential common
         shares outstanding                                            1,386           1,303          1,376           1,330
                                                                  ===========     ===========    ===========    ============

Diluted Earnings Per Common Share                                     $ 0.44           $0.05          $1.15           $0.97
                                                                  ===========     ===========    ===========    ============



Stock options for 5,000 common shares for the three and nine months ended June 30, 2004 and stock options for 42,500 and 51,750 common shares for the three and nine months ended June 30, 2003, were not considered in computing diluted earnings per share because they were antidilutive.








NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale are as follows:




                                               ............................June 30, 2004............................
                                                                       -------------
                                                                         (in thousands)

                                                                      Gross            Gross
                                                   Amortized       Unrealized        Unrealized          Fair
                                                     Cost             Gains            Losses            Value
Debt securities
     U.S. Government and federal agencies             $ 5,446            $   61             (12)           $ 5,495
     Municipal bonds                                      344                 9                -               353
     Mortgage-backed                                   12,616                37            (176)            12,477
     Corporate notes                                    9,732               130            (252)             9,610
                                                  ------------    --------------    -------------    --------------
                                                       28,138               237            (440)            27,935
Marketable equity securities                            4,128                 -            (800)             3,328
                                                  ------------    --------------    -------------    --------------
                                                      $32,266           $   237        $ (1,240)          $ 31,263
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

At June 30, 2004, marketable equity securities with a cost basis of $4.1 million have unrealized losses of 19% of the Company's cost basis. These securities have had continued unrealized losses for over one year. Management believes the declines in market value are temporary, as discussed below.

Of the total gross unrealized losses of $1.2 million, $800,000 relates to the reduced value of floating rate preferred stock of government sponsored agencies. This decline in value is primarily attributable to the current level of interest rates, and the timing of scheduled coupon adjustments, which occur every one to two years. Such adjustments resulted in coupons being set at a level lower than today's market. Credit issues are not considered to be a significant factor relative to the current unrealized losses. As the level of interest rates rise, and coupons are adjusted, management anticipates recovery of the current unrealized losses.

Management recorded a loss on securities for the third quarter ended June 30, 2004 totaling $109,000 which is the result of a write down of a corporate stock held by MFB Corp. based on current estimates of fair value.


Related to the unrealized losses at June 30, 2004 for debt securities classified as corporate notes, $186,000 of unrealized losses is attributable to a trust preferred bond issued by a regional banking organization. This unrealized loss is primarily attributable to the low interest rate environment, and the variable interest rate structure of the bond. Such interest rate adjustments resulted in coupons being set at a level lower than today's market. As interest rates rise and the bond's coupon rate increases, management anticipates recovery of the unrealized losses. Management has the ability to hold this bond to maturity, at which time the face value of the bond would be realized. Credit issues are not considered to be a significant factor relative to the current unrealized losses.

NOTE 4 - LOANS RECEIVABLE, NET

Loans receivable at June 30, 2004 and September 30, 2003 are summarized as follows:

                                                                                               June 30,          September 30,
                                                                                                 2004                2003
                                                                                           -----------------    ----------------
First mortgage loans (principally conventional)                                                       (in thousands)
     Principal balances
          Secured by one to four family  residences                                             $   136,015          $  129,472
          Construction loans                                                                         23,889              22,066
          Others                                                                                      5,471               6,728
                                                                                           -----------------    ----------------
                                                                                                    165,375             158,266

          Less undisbursed portion of construction and other mortgage loans                             355                  62
                                                                                           -----------------    ----------------
               Total first mortgage loans                                                           165,020             158,328

Commercial loans:
     Principal balances
          Commercial                                                                            $    57,815          $   49,709
          Commercial real estate                                                                     88,748              80,914
                                                                                           -----------------    ----------------
                                                                                           -----------------    ----------------
               Total commercial loans                                                               146,563             130,623

Consumer loans:
          Home equity and second mortgage                                                       $    27,827          $   24,535
          Other                                                                                       6,705               5,489
                                                                                           -----------------    ----------------
               Total consumer loans                                                                  34,532              30,024

Net deferred loan origination fees                                                                    (821)               (821)
                                                                                           -----------------    ----------------

Total loans receivable                                                                          $   345,294          $  318,154
                                                                                           =================    ================


Activity in the allowance for loan losses is summarized as follows for the nine months ended June 30, 2004 and for the year ended September 30, 2003.

                                                                                              June 30,          September 30,
                                                                                                2004                 2003
                                                                                           ----------------    -----------------
                                                                                                      (in thousands)
Balance at beginning of period                                                               $ 5,198               $ 5,143
     Provision for loan losses                                                                   650                 1,110
     Charge-offs                                                                                (491)               (1,388)
     Recoveries                                                                                   16                   333
                                                                                           ----------------    -----------------
Balance at end of period                                                                     $ 5,373               $ 5,198
                                                                                           ================    =================










NOTE 4 - LOANS RECEIVABLE, NET (continued)

                                                                                         Quarter Ended           Year Ended
                                                                                           June 30,             September 30,
Impaired loans were as follows:                                                              2004                   2003
                                                                                       ------------------     ------------------
                                                                                                    (in thousands)
Quarter-ended and year-end balances with no allocated allowance for loan losses                   $    -                 $    -
Quarter-ended and year-end loans with allocated allowances for loan losses                         1,993                  4,027
                                                                                       ------------------     ------------------
                                                                                Total           $  1,993               $  4,027
                                                                                       ==================     ==================

Amount of the allowance for loan losses allocated                                                 $  750               $  1,370

Average of impaired loans                                                                          2,153                  5,233

Interest income recognized during impairment                                                          20                     82

Cash-basis interest income recognized during impairment                                               20                     66




Non-performing assets were as follows:
                                                                                           June 30,            September 30,
                                                                                             2004                  2003
                                                                                       ------------------    ------------------
                                                                                                   (in thousands)
Loans past due over 90 days still on accrual status                                               $    -                $    -
Non-accrual loans                                                                                  1,787                 3,844
                                                                                       ------------------    ------------------
                                                                                       ------------------    ------------------
      Total non-performing loans                                                                   1,787                 3,844
                                                                                       ------------------    ------------------
                                                                                       ------------------    ------------------
Other real estate                                                                                  1,551                   705
                                                                                       ------------------    ------------------
                                                                                       ------------------    ------------------
     Total non-performing assets                                                                $  3,338              $  4,549
                                                                                       ==================    ==================


NOTE 5 - PREMISES AND EQUIPMENT, NET

                                                                                           June 30,            September 30,
Premises and equipment are summarized as follows:                                            2004                  2003
                                                                                       ------------------    ------------------
                                                                                                   (in thousands)
Land                                                                                      $  3,582          $      1,851
Building and improvements                                                                   10,113                 4,607
Furniture and equipment                                                                      5,066                 3,707

Total                                                                                       18,761                10,165
Accumulated depreciation and amortization                                                   (4,235)               (4,075)

Total Premises and Equipment                                                           $    14,526          $      6,090
                                                                                          -----------          ------------

Depreciation and amortization of premises and equipment included in occupancy and equipment expense was approximately $570,000 for the nine months ended June 30, 2004 and $392,000 for the nine months ended June 30, 2003.



Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations


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

The Company's earnings are primarily dependent upon the Bank's net interest income, the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on such loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on such deposits and borrowings. The Company's earnings are also affected by the Bank's provisions for loan losses, service charge and fee income, gains from sales of loans, valuation and fees related to mortgage loan servicing operations, income from subsidiaries' activities, operating expenses and income taxes.

On August 6, 2004, MFB Financial acquired certain assets and assumed certain liabilities of Sobieski Bank, pursuant to a previously announced transaction (the "Acquisition"). Under the terms of the agreement, MFB Financial paid Sobieski Bank $1.156 million, subject to post closing adjustments to be finalized within the next 5 days. As of June 30, 2004, Sobieski Bank, located in South Bend, Indiana, had approximately $105.1 million of assets and approximately $102.4 million of liabilities. Among items excluded from the Acquisition were certain troubled and/or substandard assets, including certain commercial loans, real estate owned, assets seized in connection with litigation related to fraudulent activity affecting Sobieski Bank, and other items. The transaction was structured as an asset purchase and MFB Financial generally did not assume any of any of Sobieski's contingent liabilities. Sobieski Bank and its holding company, Sobieski Bancorp, Inc., have agreed to indemnify and protect MFB Financial against liabilities not assumed by MFB Financial in the transaction. As a result of the transaction, the Company is expected to increase its total assets to approximately $548 million. MFB Financial is now operating the three Sobieski Bank retail offices as branch facilities under the MFB Financial name. The acquisition expands MFB Financial's offering of retail and small business financial services to eleven banking centers in the St. Joseph and Elkhart county metropolitan area.


RESULTS OF OPERATIONS
COMPARISON OF THREE AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003

The Company's consolidated net income for the three months ended June 30, 2004 was $607,000 or $0.44 diluted earnings per common share, compared to net income of $61,000 or $0.05 diluted earnings per share, for the three months ended June 30, 2003. The Company's consolidated net income for the nine months ended June 30, 2004 was $1.58 million or $1.15 diluted earnings per share, compared to net income of $1.29 million, or $.97 diluted earnings per share, for the same period last year. MFB Corp's increase in net income for the third fiscal quarter from the prior comparable period was primarily attributable to an increase in net interest income, increase in noninterest income, offset by an increase in noninterest expense. The increase in net income for the nine months ended June 30, 2004, over the same period last year was due to the decrease in provision for loan losses, an increase in net interest income, increased noninterest income, offset by the increase in non interest expense. Both the three and nine month periods ended June 30, 2004 experienced higher income tax expense due to the increased income before income taxes.

MFB Corp's net interest income before provision for loan losses for the three month period ended June 30, 2004 totaled $2.8 million compared to $2.7 million for the same period last year. For the nine month period ended June 30, 2004, net interest income before provision for loan losses totaled $8.4 million compared to $8.2 million for the same period last year. The increase in net interest income is primarily from reduced interest expense on FHLB advances partially offset by a reduction in mortgage loan and investment income for both the three and nine months periods.

The provision for loan losses for the third quarter ended June 30, 2004 was $150,000 compared to $110,000 for the third quarter last year. For the nine months ended June 30, 2004, the provision for loan losses was $650,000 compared to $1.01 million for the same period last year. The decreased provision for this year is based on several factors including the current economic environment, current and past delinquency trends, change in the character and mix of the loan portfolio, adequacy of collateral on loans and historical and estimated loan charge offs. For the third quarter ended June 30, 2004, net charge offs were $97,000. There were no net charge offs for the quarter ended June 30, 2003. Year to date net charge offs for the nine months ended June 30, 2004 total $475,000 compared to $440,000 for the same period last year.

Total noninterest income increased to $1.8 million from $386,000 from the third quarter last year to the third quarter this year. For the nine months ended June 30, 2004, total noninterest income was $4.4 million, an increase over the $3.1 million for the same period last year. Other noninterest income increased from $1.1 million to $1.4 million from the third quarter last year to the third quarter this year. For the nine months ended June 30, 2004, other noninterest income was $4.1 million, an increase over the $3.8 million for the same period last year. New and increased service fees on deposit accounts and rental income significantly contributed to the increases for the three and nine month periods. These increases were partially offset by a decline in gains on sale of mortgage loans from last year. A mortgage servicing rights valuation recovery occurred in the third quarter ended June 30, 2004 totaling $466,000 compared to an impairment charge of $704,000 on those mortgage servicing rights for the third quarter last year. For the nine months ended June 30, 2004, the mortgage servicing rights recovery was $464,000 compared to the impairment charge of $704,000. The impairment and recovery on mortgage servicing rights is related to the decline and subsequent recovery in the market value of servicing rights associated with MFB Financial's $174 million mortgage loan servicing portfolio. The values of mortgage servicing portfolios, which are significantly dependent on estimated loan prepayment speeds, have been volatile in the past two years. MFB Corp's net income has been significantly affected by this volatility. The loss on securities for the third quarter ended June 30, 2004 totaling $109,000 is the result of a write down of a corporate stock held by MFB Corp based on current estimates of fair value.

Noninterest expense increased from $3.1 million for the third quarter last year to $3.6 million for the third quarter this year. For the nine months ended June 30, 2004, total noninterest expense was $10.2 million, an increase over the $8.8 million for the same period last year. The increase for both the three and nine months periods were primarily due to increased occupancy and equipment for a new branch opening and the new corporate headquarters, and consulting expenses paid for two major projects.

BALANCE SHEET COMPOSITION
COMPARISON OF JUNE 30, 2004 TO SEPTEMBER 30, 2003
The Company's total assets decreased slightly from $428.6 million as of September 30, 2003 to $427.9 million as of June 30, 2004.

Cash and cash equivalents decreased from $40.3 million at September 30, 2003 to $15.0 million at
June 30, 2004. Net cash from operating activities amounted to $7.5 million, offset by net cash used in financing activities totaling $3.0 million and net cash used in investing activities amounting to $29.8 million during the nine months ended June 30, 2004.

As of June 30, 2004, the total securities available for sale portfolio amounted to $31.3 million, a decrease of $8.7 million from $40.0 million at September 30, 2003. The securities portfolio activity during that period included security purchases of $6.8 million, security maturities and sales of $7.9 million, principal payments on mortgage-backed and related securities of $6.8 million, a decline in mark to market valuation of $501,000 and amortization of $361,000.

Premises and equipment increased from $ 6.1 million at September 30, 2003 to $14.5 million at June 30, 2004 primarily due to MFB Financial's $7.3 million acquisition of the former National Steel Corporation's headquarters building in October, 2003. MFB has relocated its administrative staff and operation personnel to a portion of the building. Additionally, $1.2 million of the increase relates to the opening of a new branch office and renovations completed to an existing office in the quarter ended March, 2004.

As of June 30, 2004, loans receivable were $345.3 million, an increase of $27.1 million from $318.2 million at September 30, 2003. Commercial loans outstanding increased by $15.9 million from $130.6 million at September 30, 2003 to $146.5 million at June 30, 2004. Mortgage loans increased from $158.3 million at September 30, 2003 to $165.0 million at June 30, 2004. Consumer loans, including home equity and second mortgages, increased $4.5 million during the nine month period. Loans held for sale at June 30, 2004 decreased to $1.6 million from $6.6 million at September 30, 2003. Diversification of the mix of loans on the balance sheet continues to be a focus to improve profit margins, control margin volatility and to appeal to a broader range of existing and potential customers.

During the third quarter ended June 30, 2004, the Company completed secondary market mortgage loan sales totaling $12.2 million and the net gains realized on these loan sales were $265,000 including $153,000 related to recording mortgage loans servicing rights. During the quarter ended June 30, 2003, the Company completed secondary market mortgage loan sales totaling $22.6 million and the net gains realized on these loan sales were $737,000 including $283,000 related to recording mortgage loans servicing rights. This reduction is due to the slow down in the refinance activities that have occurred in the last twelve months. The loans sold this year were primarily fixed rate mortgage loans with maturities of fifteen years or longer. The sale of loan production serves as a source of additional liquidity and management anticipates that the Company will continue to deliver fixed rate loans to the secondary market to meet consumer demand, manage interest rate risk, and diversify the asset mix of the Company. On a non-recurring basis, to meet liquidity needs that arise, the Company may sell certain adjustable rate loans from its portfolio.

The allowance for loan losses increased from $5.2 million, or 1.63% of loans, at September 30, 2003 to $5.4 million or 1.56% of loans at June 30, 2004. The allowance is maintained through the provision for loan losses, which is charged to earnings. The Company's nonperforming assets have decreased from $4.5 million at September 30, 2003 to $3.3 million at June 30, 2004. Impaired loans have decreased from $3.8 million at September 30, 2003 to $1.8 million at June 30, 2004 due to loan charge offs and acquiring title of real estate collateral on two commercial loans and transferring that collateral to other real estate owned. In management's opinion, the allowance for loan losses is adequate to cover probable incurred losses at June 30, 2004.

Total liabilities decreased from $394.4 million at September 30, 2003 to $392.2 million at June 30, 2004. Total deposits decreased $2.3 million from $292.1 million at September 30, 2003 to $289.8 million at June 30, 2004. The decrease primarily consisted of a $10.1 million decrease in time deposits, offset by a $3.6 million increase in noninterest bearing demand deposits and a $4.2 million increase in Savings, Now and MMDA deposits.

FHLB advances decreased slightly from $98.8 million at September 30, 2003 to $97.9 million at June 30, 2004. The $97.9 million of Federal Home Loan Bank advances have a weighted average interest rate of 5.52% and mature over the next nine years. A total of $5.2 million of the advances mature in the next twelve months.

Total shareholders' equity increased from $34.3 million as of September 30, 2003 to $35.7 million as of June 30, 2004 primarily attributed to the net income of $1.6 million. MFB Corp's equity to assets ratio was 8.35% at June 30, 2004 compared to 7.99% at September 30, 2003. The book value of MFB Corp. stock increased from $26.60 at September 30, 2003 to $26.87 at June 30, 2004.

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

Liquid assets were $47.8 million as of June 30, 2004 compared to $81.4 million as of September 30, 2003. This decrease was partially due to the purchase of a new corporate headquarters building for $7.3 million and to fund loan growth. The sale of fixed rate loan production has also decreased significantly, as previously mentioned, which has also contributed to the decline in liquid assets. Management believes the liquidity level as of June 30, 2004 is sufficient to meet anticipated cash needs.

Short-term borrowings or long-term debt, such as Federal Home Loan Bank advances, are used to supplement other sources of funds such as deposits and to assist in asset/liability management. As of June 30, 2004, total FHLB borrowings amounted to $97.9 million and were originally used primarily to fund loan portfolio growth. The Bank had commitments to fund loan originations with borrowers totaling $92.5 million at June 30, 2004, including $63.6 million in available consumer and commercial lines and letters of credit. Certificates of deposit scheduled to mature in one year or less totaled $77.5 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient cash flow and other cash resources to meet current and anticipated loan funding commitments, deposit customer withdrawal requirements and operating expenses.

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

The Bank's actual capital and required capital amounts and rations at June 30, 2004 and September 30, 2003 are presented below:

                                                                                                      Requirement to be
                                                                                                    Well Capitalized Under
                                                                  Requirement for Capital             Prompt Corrective
                                          Actual                     Adequacy Purposes                Actual Provisions
                                   Amount           Ratio           Amount          Ratio          Amount            Ratio
As of June 30, 2004
     Total capital
      (to risk weighted              $ 36,994        11.60%          $  25,511        8.00%        $  31,889            10.00%
assets)
     Tier 1 (core) capital
      (to risk weighted                34,190       10.42               12,776       4.00             19,134             6.00
assets)
     Tier 1 (core) capital
     (to adjusted total                34,190        7.99               17,102       4.00             21,384             5.00
assets)
As of September 30, 2003
     Total capital
      (to risk weighted           $    36,346        12.41%          $  23,435        8.00%        $  29,294            10.00%
assets)
     Tier 1 (core) capital
      (to risk weighted                33,268       11.36               11,718       4.00             17,576             6.00
assets)
     Tier 1 (core) capital
     (to adjusted total                33,268       7.77                17,116       4.00             21,395             5.00
assets)

As of June 30, 2004, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.


The forgoing discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve a number of risks and uncertainties. A number of factors could cause results to differ materially from the objectives and estimates expressed in such forward-looking statements. These factors include, but are not limited to, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, changes in the position of banking regulators on the adequacy of our allowance for loan losses, changes in the value of the Company's mortgage servicing rights and securities available for sale, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These factors should be considered in evaluating any forward-looking statements, and undue reliance should not be placed on such statements. MFB Corp. does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

As part of its efforts to monitor and manage interest rate risk, the Company uses the Net Portfolio Value ("NPV") methodology adopted by the Office of Thrift Supervision (OTS) as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance-sheet contracts. The difference as a percentage of the value of assets is the NPV ratio which was 9.24% as of March 31, 2004 (the most recently available data), an increase from the 9.05% NPV at September 30,2003. Management and the Board of Directors review the OTS measurements on a quarterly basis to determine whether the Company's interest rate exposure is within the limits established by the Board of Directors in the Company's interest rate risk policy.



The Company's asset/liability management strategy dictates acceptable limits on the amounts of change in NPV given certain changes in interest rates. The table presented here, as of March 31, 2004 is an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 300 basis points. Due to the abnormally low interest rate environment prevailing at March 31, 2004 meaningful data was not available from the OTS model for the (-200) and (-300) basis point scenario and therefore is not included in the table below.

                                            (Dollars are in thousands)
       Interest Rate                              Net Portfolio Value                             NPV as % of Portfolio
      Changes in Basis                                                                               Value of Assets
           Points                                                                               NPV
      (Rate Shock) (1)               $ Amount            $ Change           % Change           Ratio            Change (1)
-----------------------------    -----------------    ----------------    -------------     -------------    -----------------

            +300                           38,209             (3,055)             (7%)             8.90%        (34)

            +200                           40,290               (974)             (2%)             9.25%          1

            +100                           41,484                220               1%              9.40%         16

             0                             41,264                 -                -               9.24%          -

            -100                           39,033             (2,232)             (5%)             8.68%        (56)

(1) Expressed in basis points


As illustrated in the March 31, 2004 table, the Company's interest rate risk is sensitive to declining rates. This is largely due to the decrease in value of fixed rate Federal Home Loan Bank borrowings that would occur with a rate reduction. Specifically, the table indicates that at March 31, 2004, the Company's NPV was $41.3 million or 9.24% of the market value of portfolio assets. Based upon the assumptions utilized, an immediate 100 basis point increase in market interest rates would result in a $220,000 or 1% increase in the Company's NPV and a 16 basis point increase in the Company's NPV ratio to 9.40%. An immediate 100 basis point decrease in market interest rates would result in a $2.2 million or 5% decrease in the Company's NPV, and a 56 basis point decrease in the Company's NPV ratio to 8.68%. Additionally, as indicated in the table, the Company's interest rate risk is sensitive to a significant rise in interest rates (i.e. 300 basis point rate shock). This is due to a higher relative volume of assets with fixed rate characteristics per the OTS model than liabilities with fixed rate characteristics as of March 31, 2004.

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

The Board of Directors and management of the Company believe that certain factors afford the Company the ability to operate successfully despite its exposure to interest rate risk. The Company manages its interest rate risk by originating and selling the majority of its fixed rate one-to-four family real estate loans. While the Company generally originates adjustable rate mortgage loans for its own portfolio, fixed rate first mortgage loans may be retained in the portfolio from time to time. Loans classified as held for sale as of June 30, 2004 totaled $1.6 million compared to $6.6 million at September 30, 2003. The Company retains the servicing on the majority of loans sold in the secondary market and, at June 30, 2004, $173.5 million in such loans were being serviced for others.

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


(b) MFB Corp. filed two Form 8-K reports during the quarter ended June 30, 2004. Date of report: April 21, 2004
                 Items reported: News release dated April 21, 2004 regarding the announcement of second
                                 quarter earnings and announcement of a cash dividend payable on May 18, 2004 to holders of record on May 4, 2004.
               Date of report:  April 26, 2004
                  Items reported: News release dated April 26, 2004
                                     regarding announcement of MFB Corporation and Sobieski Bancorp purchase and assumption agreement.















                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



MFB CORP.



Date: 08/13/04                    By         /s/ Charles J Viater
                                           Charles J. Viater
                                           President and Chief Executive Officer



Date: 08/13/04                    By       /s/ Thomas J. Flournoy
      --------                             Thomas J. Flournoy
                                           Chief Financial Officer

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



     Date:08/13/04                 /s/ Charles J Viater
                              --------------------------------------------
                                    Charles J. Viater
                                    Chief Executive Officer

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



     Date:08/13/04                    /s/ Thomas J Flournoy
                                --------------------------------
                                         Thomas J. Flournoy
                                        Chief Financial Officer

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

         Signed this 13th day of August, 2004.




 /s/ Thomas J Flournoy                                /s/ Charles J Viater
Thomas J. Flournoy                                            Charles J. Viater

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