Form 10-K
period 2004-09-30
MFB CORP
filed 2004-12-16
CIK 916396

Microsoft Word 10.0.4219;


                                        1
                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
[X]      Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended September 30, 2004
                                       or
[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from __________ to__________

Commission file number: 0-23374
                                    MFB CORP.
             (Exact name of registrant as specified in its charter)

Indiana                                                         35-1907258
-------                                                         ----------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                             Identification Number)

4100 Edison Lakes Parkway, P.O. Box 528 Mishawaka, Indiana             46546
 (Address of principal executive offices)                             Zip Code

Registrant's telephone number, including area code:
                                                                 (574) 273-7600

Securities Registered Pursuant to Section 12(b) of the  Act:
                                                                         None

Securities Registered Pursuant to Section 12(g) of the Act:
                                                 Common Stock, without par value
                                                   Common Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act)  Yes _____     No   X
                                                    -----

The aggregate market value of the issuer's voting stock held by non-affiliates, as of March 31, 2004, was $35,228,798.

The number of shares of the registrant's common stock, without par value, outstanding as of December 5, 2004, was 1,331,460 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 2004 are incorporated by reference into Part II.

Portions of the Proxy Statement for the 2004 Annual Meeting of the Shareholders are incorporated into Part I and Part III.

                            Exhibit Index on Page 49
                               Page 1 of 52 pages

                                    MFB CORP.
                                    Form 10-K
                                      INDEX


PART I
Item 1.             Business                                                                                      1
Item 2.             Properties                                                                                   41
Item 3.             Legal Proceedings                                                                            42
Item 4.             Submission of Matters to a Vote of Security Holders                                          42
Item 4.5            Executive Officers of Registrant                                                             43

PART II

Item 5.             Market for Registrant's Common Equity, Related Stockholder
                           Matters and Issuer Purchases of Equity Securities                                     44
Item 6.             Selected Financial Data                                                                      45
Item 7.             Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                                   45
Item 7A.            Quantitative and Qualitative Disclosures
                           About Market Risk                                                                     45
Item 8.             Financial Statements and Supplementary Data                                                  45
Item 9.             Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure                                                   45
Item 9A.            Controls and Procedures                                                                      45
Item 9B.            Other Information                                                                            45

PART III

Item 10.            Directors and Executive Officers of the Registrant                                           46
Item 11.            Executive Compensation                                                                       46
Item 12.            Security Ownership of Certain Beneficial Owners
                           and Management and Related Stockholder Matters                                        46
Item 13.            Certain Relationships and Related Transactions                                               47
Item 14.            Principal Accountant Fees and Services                                                       47

PART IV

Item 15.            Exhibits and Financial Statement Schedules                                                   47
Signatures                                                                                                       48
Exhibit List                                                                                                     49
Certifications                                                                                                   51


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

In August 2004, MFB Financial completed the acquisition of certain assets and assumption of certain liabilities of Sobieski Bank located in South Bend, Indiana. MFB Financial paid Sobieski Bank $407,000 to acquire assets with a fair value of $106.3 million and liabilities with a fair value of $105.9 million. The Bank recorded intangibles of $5.1 million including goodwill of $2.4 million as part of this transaction. The assets acquired included $7.3 million in cash, $35.9 million in investments, $53.7 million in net loans and $9.4 million in other assets. The liabilities assumed included $69.3 million in deposits, $35.7 million in FHLB advances and $884,000 in other liabilities. In addition, MFB incurred $440,000 of professional fees related to this transaction.

MFB Financial offers a number of consumer and business financial services. These services include: (i) residential real estate loans; (ii) home equity and second mortgage loans; (iii) construction loans; (iv) commercial loans; (v) loans secured by deposits and other consumer loans; (vi) NOW accounts; (vii) statement and passbook savings accounts; (viii) certificates of deposit; (ix) consumer and commercial demand deposit accounts; (x) individual retirement accounts; (xi) trust, investment management; and brokerage services; and (xii) a variety of insurance products through Mishawaka Financial Services, Inc., its insurance agency subsidiary. The Bank's wholly-owned subsidiaries, MFB Investments I, Inc., MFB Investments II, Inc. and MFB Investments, LP are Nevada corporations and a Nevada limited partnership that manage a portion of the Bank's investment portfolio. MFB Financial provides its banking services through its eleven offices in St. Joseph and Elkhart counties, Indiana.

Lending Activities

General. The Company's principal source of revenue is interest income from residential mortgage loans, construction loans, commercial loans and consumer loans. MFB Financial has concentrated its mortgage lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one-to-four family residential real property. At September 30, 2004, $200.3 million, or 50.1% of the Company's total loan portfolio, consisted of mortgage loans and residential construction loans on one-to-four family residential real property, and multi-family loans which are generally secured by first mortgages on the property. A large majority of the residential real estate loans originated by MFB Financial are secured by properties located in St. Joseph and Elkhart Counties. In an effort to diversify the asset mix of the Bank and enhance growth, commercial loans have been generated over the past nine years. Commercial loans include term loans, construction loans for commercial buildings, working capital lines of credit and letters of credit. At September 30, 2004 Commercial loans totaled $161.0 million, or 40.2% of the Company's loan portfolio. Consumer loans include loans secured by deposits, home equity and second mortgage loans, new and used car loans, boat and recreational vehicle loans and personal loans. At September 30, 2004, 9.7% of the loan portfolio consists of consumer loans. MFB acquired $40.2 million of mortgage loans, $9.3 million of commercial loans and $4.7 million of consumer loans as part of the acquisition mentioned above.

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

A significant number of the residential mortgage loans made and retained in the loan portfolio by MFB Financial feature adjustable rates. Adjustable rate loans permit the Bank to better match the interest it earns on loans with the interest it pays on deposits. A variety of programs are offered to borrowers. A majority of these loans adjust on an annual basis after initial terms of one to seven years. Initial offering rates, adjustment caps and margins are adjusted periodically to reflect market conditions and the loans are underwritten to secondary market standards to allow salability as an option.

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

Residential mortgage loans in excess of $700,000 must be approved by a majority of the four members of MFB Financial's Board of Directors who sit on the Loan Committee. Loans under that amount are approved by loan officers subject to their individual lending limit.

Construction Loans. MFB Financial offers construction loans on residential and commercial real estate to builders or developers constructing such properties and to owners who are to occupy the premises. Both residential and commercial construction and development loans to builders are underwritten in the commercial loan department with consistent underwriting standards, including adequate collateral and sufficient debt coverage ratios. The loan reviews are based on current economic conditions and personal guarantees are generally required. Residential construction loans to owners who will occupy the premises are underwritten in the mortgage loan department.

Generally, construction loans are 12-month adjustable rate mortgage loans with interest calculated on the amount disbursed under the loan and payable on a monthly basis. Interest rates for such loans are generally tied to the National Prime Rate. A construction loan fee may also be charged for these loans. MFB Financial normally requires an 80% or less loan-to-value ratio for its construction loans. Inspections are made in conjunction with disbursements under a construction loan, and the construction phase is generally limited to six to twelve months.

Commercial Loans. MFB Financial's commercial lending department focuses on meeting the borrowing needs of local businesses primarily located in St. Joseph and Elkhart counties. Loans may be secured by real estate, equipment, inventory, receivables or other appropriate collateral. Terms vary and adjustable rate loans are generally indexed to the prime rate. Loans with longer amortization periods generally contain fixed interest rate balloon payment provisions of seven years or less. Personal guarantees by business principals may be required in order to manage risk on these loans.

When appropriate, MFB Financial uses guaranteed lending programs, such as the Small Business Administration and the Indiana Department of Finance Authority, to reduce risk. Lending activity is controlled with individual loan officer lending limits and a loan committee consisting of four board members and the Commercial loan officers. Commercial lending activity has allowed MFB Financial to diversify its balance sheet, increase market penetration and improve earnings.

Consumer Loans. Federal laws and regulations permit federally chartered savings institutions to make secured and unsecured consumer loans in an aggregate amount of up to 35% of the Bank's total assets. In addition, a federally chartered savings institution has lending authority above the 35% limit for certain consumer loans, such as property improvement loans and deposit account secured loans. However, the Qualified Thrift Lender test places additional limitations on a savings institution's ability to make consumer loans.

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

Origination and Sale of Loans. Fixed-rate mortgages secured by single family owner occupied dwellings are documented and underwritten to conform to the standards for sale in the secondary market. This provides management with the opportunity to deliver loans with the intent of increasing its servicing portfolio and corresponding fee income and creates liquidity in order to fund the acquisition of other assets for the Bank. As loans are originated with the intent of sale in the secondary market, the Bank can choose to manage and mitigate interest rate risk by committing forward sales utilizing a Best Efforts program in which no penalties are incurred for non-delivery of a loan, or utilize FHLMC mandatory delivery programs. Adjustable rate mortgages continue to be originated by the Bank utilizing standard industry notes and mortgages. They also can be sold should the Bank desire additional liquidity or held in portfolio and provide yields that should better reflect changing market conditions. MFB Financial confines its loan origination activities primarily in St. Joseph and Elkhart Counties and the surrounding area. MFB's loan originations are generated from referrals from builders, developers, real estate brokers, existing customers, and limited newspaper and periodical advertising. All loan applications are underwritten at MFB Financial's corporate office.

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

Nonperforming and Classified Assets

Nonperforming assets. Nonperforming assets were $4.25 million and $4.55 million at September 30, 2004 and 2003, respectively. Nonperforming assets include nonperforming loans (loans delinquent 90 days or more and non-accrual loans), other real estate owned, repossessions and nonperforming investment securities. Included in nonperforming assets at September 30, 2004 are $999,000 of nonperforming loans acquired from Sobieski Bank. Total nonperforming loans for MFB Financial were $2.72 million and $3.84 million at September 30, 2004 and 2003, respectively. The decrease in nonperforming loans from last year was due primarily to loan repayments, sale of collateral and charge off of those loans. Impaired loans consist of non-accrual loans and other loans where principal and interest may not be collected in accordance with the original loan terms. Impaired loans were $2.2 million and $4.0 million at September 30, 2004 and 2003, respectively. Impaired loans declined from last year due to charge offs and payments on those loans. Other real estate owned were $1.5 million and $705,000 at September 30, 2004 and 2003, respectively.

Classified assets. Federal regulations and MFB Financial's Classification of Assets policy provide for the classification of loans and other assets such as debt and equity securities considered by the Office of Thrift Supervision ("OTS") to be of lesser quality as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the Bank will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention" by management. At September 30, 2004, the Bank had classified $13.2 million of its assets as "special mention," $11.0 million as "substandard", $-0- as "doubtful", $-0- as "loss" for regulatory purposes.

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

The Company maintains an internal loan review function reporting directly to the President and Chief Executive Officer. Loan review focuses on the commercial loan portfolio. The primary objectives are to evaluate the credit risk of individual loan relationships, as well as the aggregate credit risk associated with the entire commercial loan portfolio, to help ensure that underwriting standards are followed and provide a foundation for assessing the adequacy of the allowance for loan losses. The Company has established a goal of reviewing 60% of all commercial loans annually, based on dollar amounts outstanding. During the twelve months ending September 30, 2004, 64% of the commercial loans were reviewed at least once. The Company reviews all "special mention" loans at least semi-annually and all "substandard," "doubtful" and "loss" assets at least quarterly. In addition, a report of all classified assets is reviewed monthly by the Loan Committee.

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

Allowance for Loan Losses

The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision is determined in conjunction with management's review and evaluation of current economic conditions, changes in the character and size of the loan and lease portfolio, delinquencies (current status as well as past trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan and lease portfolio. During the fiscal year ended September 30, 2004, the Bank continued to experience growth in the commercial loan portfolio. Total commercial loans at September 30, 2004 were $160.6 million compared to $130.4 million at September 30, 2003, a 23.3% increase including $9.3 million of commercial loans acquired from Sobieski. Concurrently, the Bank continued to improve its loan review and risk assessment procedures and experienced improvement in the quality of its commercial loan portfolio. Based on the factors above, the provision for loan losses was reduced from $1.1 million during the year ended September 30, 2003 to $800,000 for the year ending September 30, 2004. The balance of the allowance for loan losses at September 30, 2004 was $6.1 million or 1.53% of loans, compared to $5.2 million or 1.63% of loans, one year ago. In management's opinion, MFB Financial's allowance for loan losses is adequate to absorb probable incurred losses existing at September 30, 2004, in light of an improving loan portfolio offset by an allowance determined to be necessary for of an additional $54.3 million in new loans from the Sobieski acquisition.

Investments

General. Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds sold. Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and asset-backed securities. The investment policy of MFB Financial, which is established and implemented by MFB Financial's ALCO Committee, is designed primarily to maximize the yield on the investment portfolio subject to liquidity risk, default risk, interest rate risk, and prudent asset/liability management.

The Company's investment portfolio consists of U.S. Treasury Bonds, U.S. government agency securities, municipal bonds, mortgage-backed securities, corporate debt securities, equity securities and Federal Home Loan Bank ("FHLB") stock. Investment securities increased from $50.0 million at September 30, 2003 to $79.0 million at September 30, 2004 primarily due to purchase of certain assets and assumption of certain liabilities of Sobieski Bank, offset by continued principal pay downs of the Company's mortgage-backed securities related to the mortgage refinancing volume during the period. Investment securities acquired from Sobieski Bank totaled $36 million. During the fiscal year ended September 30, 2004, the Company recorded a $109,000 write down on corporate stock held by MFB Corp. based on current estimates of fair value.

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

Of the total gross unrealized losses of $1,185,000 in securities available for sale at September 30, 2004, $875,000 relates to the reduced value of floating rate preferred stocks of government sponsored agencies. This decline in value is primarily attributable to the current level of interest rates, and the timing of scheduled coupon adjustments, which occur every one to two years. Such adjustments resulted in coupons being set at a level lower than today's market. Credit issues are not considered to be a significant factor relative to the current unrealized losses. As the level of interest rates rise, and coupons are adjusted, the value of the preferred stock issues is expected to increase. Based on current interest rate forecasts and the resulting estimates of recovery obtained by the Company from outside experts, management currently expects recovery of the unrealized losses.

Related to the unrealized losses for debt securities classified as corporate notes, $167,000 of unrealized losses is attributable to a trust preferred bond issued by a regional banking organization. This unrealized loss is primarily attributable to the low interest rate environment, and the variable interest rate structure of the bond. Such interest rate adjustments resulted in coupons being set at a level lower than today's market. As interest rates rise and the bonds coupon rate increases, management anticipates recovery of the unrealized losses. Management has the ability to hold this bond to maturity, at which time the face value of the bond would be realized. Credit issues are not considered to be a significant factor relative to the current unrealized losses.

Liquidity. Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Liquid assets include cash, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances and securities available for sale. Subject to various restrictions, FHLB-member savings institutions may also invest in certain corporate debt securities, commercial paper, mutual funds, mortgage-related securities, and first lien residential mortgage loans. The Financial Regulatory Relief and Economic Efficiency Act of 2000, which was signed into law on December 27, 2000, repealed the former statutory requirement that all savings associations maintain an average daily balance of liquid assets in a minimum amount of not less than 4% or more than 10% of their withdrawable accounts plus short-term borrowings. Savings associations remain subject to the OTS regulation that requires them to maintain sufficient liquidity to ensure their safe and sound operation. Liquid assets were $96.1 million as of September 30, 2004 comparable to the $81.4 million at September 30, 2003, and management believes the liquidity level as of September 30, 2004 is sufficient to meet anticipated liquidity needs.

Sources of Funds

General. Deposits have traditionally been MFB Financial's primary source of funds for use in lending and investment activities. In addition to deposits, MFB Financial derives funds from scheduled loan payments, loan prepayments, secondary market loan sales, Federal Home Loan Bank advances and income provided from operations. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows and secondary market sales can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the FHLB of Indianapolis are used to compensate for reductions in deposits or deposit inflows at less than projected levels.

Deposits. Deposits are attracted principally from within St. Joseph and Elkhart counties through the offering of a broad selection of deposit instruments including NOW, business checking and other transaction accounts, certificates of deposit, individual retirement accounts, and savings accounts. MFB Financial does not actively solicit or advertise for deposits outside of these counties. Substantially all of MFB Financial's depositors are residents of these counties. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. MFB Financial does not pay a fee for any deposits it receives. At September 30, 2004, noninterest bearings demand deposits totaled $32 million, Savings, NOW, MMDA deposits were $136 million and time deposits were $190 million. MFB acquired $47 million of certificates of deposits and $22 million of all other deposits from Sobieski Bank.

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

MFB Financial's borrowings consist mainly of advances from the FHLB of Indianapolis secured by a blanket collateral agreement and based on percentage of unencumbered loans and investment securities held by the bank. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. There are regulatory restrictions on advances from the Federal Home Loan Banks, See "Regulation--Federal Home Loan Bank System" and "--Qualified Thrift Lender." At September 30, 2004, MFB Financial had $133.4 million in Federal Home Loan Bank borrowings outstanding at an average rate of 5.53% compared to $98.8 million at September 30, 2003 at an average rate of 5.47%. Of the total advances held by MFB Financial $35.7 million were assumed from Sobieski Bank. The Company's additional borrowing capacity with FHLB is $17.7 million at September 30, 2004. The Company also borrowed $6.5 million at a rate of 4.33% this year from one of its correspondent banks to provide capital for the Bank in its acquisition of certain assets and liabilities of Sobieski Bank.

Bank Subsidiaries

The Bank's insurance agency subsidiary, Mishawaka Financial Services, Inc. ("MFB Insurance"), was organized in 1975 and currently is engaged in the sale of credit life, general fire and accident, auto, property and health and life insurance, as agent to the Bank's customers and the general public. During the fiscal year 2004, Mishawaka Financial received approximately $190,000 in commissions versus approximately $171,000 in commissions received during the fiscal year 2003. During the fiscal year ending September 30, 2002, the Company established three new wholly-owned subsidiaries of the Bank to manage a portion of its investment portfolio. MFB Investments I, Inc. and MFB Investments II, Inc. are Nevada corporations which jointly own MFB Investments, LP, a Nevada limited partnership which holds and manages investment securities previously owned by the Bank. A total of $33.7 million in investment securities are, as of September 30, 2004, managed by MFB Investments, LP. All intercompany balances and transactions between all of the subsidiaries have been eliminated in the consolidation.

Employees

As of September 30, 2004, MFB Financial employed 167 persons on a full-time basis and 24 persons on a part-time basis. None of MFB Financial's employees are represented by a collective bargaining group. Management considers its employee relations to be excellent.

(1) Average outstanding balances reflect unrealized gain (loss) on securities available for sale. (2) Average outstanding balances reflect unrealized losses on loans held for sale. (3) Total loans less deferred net loan fees and loans in process.

                                       13
I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     A. The following are the average balance sheets for the years ending September 30:


                                                                        2004            2003             2002
                                                                       Average         Average          Average
                                                                     Outstanding     Outstanding      Outstanding
                                                                       Balance         Balance          Balance
Assets:                                                                            (In thousands)
Interest-earning assets:
     Interest-bearing deposits                                     $      21,210    $     30,856    $     22,797
     Mortgage-backed securities (1)                                       18,741          25,852          26,261
     Other securities available for sale (1)                              24,235          24,412          30,216
     FHLB stock                                                            6,932           6,359           6,308
     Loans held for sale (2)                                               1,287           1,532             353
     Loans receivable (3)                                                343,545         316,223         314,210
                                                                   -------------    ------------    ------------
         Total interest-earning assets                                   415,950         405,234         400,145
Non-interest earning assets, net
  of allowance for loan losses                                            29,116          21,643          17,675
                                                                   -------------    ------------    ------------

              Total assets                                         $     445,066    $    426,877    $    417,820
                                                                   =============    ============    ============

Liabilities and shareholders' equity:
Interest-bearing liabilities:
     Savings accounts                                              $      35,309    $     28,714    $     19,249
     NOW and money market accounts                                        79,500          67,389          59,433
     Certificates of deposit                                             156,961         155,740         155,519
     Repurchase agreements                                                     -               -           9,988
      Other Borrowings                                                     1,078             155               -
     FHLB advances                                                       104,801         114,146         119,297
                                                                   -------------    ------------    ------------
         Total interest-bearing liabilities                              377,649         366,144         363,486
Other liabilities                                                         31,974          27,129          19,020
                                                                   -------------    ------------    ------------
     Total liabilities                                                   409,623         393,273         382,506

Shareholders' equity
         Common stock                                                     12,393          13,020          12,944
         Retained earnings                                                32,120          29,901          30,402
         Net unrealized gain(loss) on securities
              available for sale                                            (812)           (419)           (196)
         Treasury stock                                                   (8,258)         (8,898)         (7,836)
                                                                   --------------   ------------    ------------
         Total shareholders' equity                                       35,443          33,604          35,314
                                                                   -------------    ------------    ------------

         Total liabilities and shareholders' equity                $     445,066    $    426,877    $    417,820
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

                                                                      --------Year Ended September 30, 2004-------
                                                                              -----------------------------

                                                                         Average                          Average
                                                                         Balance         Interest       Yield/Cost
                             (Dollars in thousands)

INTEREST-EARNING ASSETS
     Interest-bearing deposits                                        $     21,210    $        174         0.82%
      Mortgage-backed securities (1)                                        18,808             604         3.21
     Other securities available for sale (1)                                25,013             771         3.08
     FHLB stock                                                              6,932             321         4.63
     Loans held for sale                                                     1,287              78         6.07
     Loans receivable (2)                                                  343,545          20,844         6.07
                                                                      ------------    ------------     --------
         Total interest-earning assets                                $    416,795          22,792         5.47
                                                                      ============    ------------     --------

INTEREST-BEARING LIABILITIES
     Savings accounts                                                 $     35,309             220         0.62%
     NOW and money market accounts                                          79,500             575         0.72
     Certificates of deposit                                               156,961           4,614         2.94
     Repurchase agreements                                                       -               -                 -
      Other Borrowings                                                         1,078            38         3.52
     FHLB advances                                                         104,801           5,642         5.38
                                                                      ------------    ------------     --------
         Total interest-bearing liabilities                           $    377,649          11,089         2.94
                                                                      ============    ------------     --------

Net interest-earning assets                                           $     39,146
                                                                      ============

Net interest income                                                                   $     11,703
                                                                                      ============

Interest rate spread (3)                                                                                   2.53%
                                                                                                           =====

Net yield on average interest-earning assets (4)                                                           2.81%
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



                                                                      --------Year Ended September 30, 2003-------
                                                                              -----------------------------
                                                                         Average                          Average
                                                                         Balance         Interest       Yield/Cost
                             (Dollars in thousands)

INTEREST-EARNING ASSETS
     Interest-bearing deposits                                        $     30,856    $        341         1.11%
      Mortgage-backed securities (1)                                        25,800             574         2.22
     Other securities available for sale (1)                                24,982           1,040         4.16
     FHLB stock                                                              6,359             338         5.32
     Loans held for sale                                                     1,532             101         6.62
     Loans receivable (2)                                                  316,223          20,932         6.62
                                                                      ------------    ------------     --------
         Total interest-earning assets                                $    405,752          23,326         5.75
                                                                      ============    ------------     --------

INTEREST-BEARING LIABILITIES
     Savings accounts                                                 $     28,714             273          .95%
     NOW and money market accounts                                          67,389             508          .75
     Certificates of deposit                                               155,740           5,019         3.22
     Repurchase agreements                                                       -               -                 -
      Other Borrowings                                                            155            6         3.87
     FHLB advances                                                         114,146           6,438         5.64
                                                                      ------------    ------------     --------
         Total interest-bearing liabilities                           $    366,144          12,244         3.34
                                                                      ============    ------------     --------

Net interest-earning assets                                           $     39,608
                                                                      ============

Net interest income                                                                   $     11,082
                                                                                      ============

Interest rate spread (3)                                                                                   2.41%
                                                                                                           =====

Net yield on average interest-earning assets (4)                                                           2.73%
                                                                                                           =====


I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)


                                                                      --------Year Ended September 30, 2002-------
                                                                              -----------------------------
                                                                         Average                          Average
                                                                         Balance         Interest       Yield/Cost
                             (Dollars in thousands)

INTEREST-EARNING ASSETS
     Interest-bearing deposits                                        $     22,797    $        429         1.88%
      Mortgage-backed securities (1)                                        26,018           1,143         4.39
     Other securities available for sale (1)                                30,917           1,443         4.67
     FHLB stock                                                              6,308             398         6.31
     Loans held for sale                                                       353              25         7.24
     Loans receivable (2)                                                  314,210          22,749         7.24
                                                                      ------------    ------------     --------
         Total interest-earning assets                                $    400,603          26,188         6.54
                                                                      ============    ------------     --------

INTEREST-BEARING LIABILITIES
     Savings accounts                                                 $     19,249             216         1.12%
     NOW and money market accounts                                          59,433             700         1.18
     Certificates of deposit                                               155,519           5,984         3.85
     Repurchase agreements                                                   9,988             154         1.54
     FHLB advances                                                         119,297           6,775         5.68
                                                                      ------------    ------------     --------
         Total interest-bearing liabilities                           $    363,486          13,829         3.80
                                                                      ============    ------------     --------

Net interest-earning assets                                           $     37,117
                                                                      ============

Net interest income                                                                   $     12,359
                                                                                      ============

Interest rate spread (3)                                                                                   2.73%
                                                                                                           =====

Net yield on average interest-earning assets (4)                                                           3.08%
                                                                                                           =====


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


                                                                               Increase (Decrease) in
                              Net Interest Income
                             Total Net Due to Due to
                                                                    Change              Rate             Volume
                                 (In thousands)
Year ended September 30, 2004 compared
  to year ended September 30, 2003
      Interest-earning assets
         Interest-bearing deposits                               $      (167)      $       (76)      $        (91)
         Mortgage-backed securities                                       30               212               (182)
         Other securities available for sale                            (269)             (270)                 1
         FHLB stock                                                      (17)              (46)                29
         Loans held for sale                                             (23)               (8)               (15)
         Loans receivable                                                (88)           (1,820)             1,732
                                                                 ------------      ------------      ------------
             Total                                                      (534)           (2,008)             1,474

      Interest-bearing liabilities
         Savings accounts                                                (53)             (107)                54
         NOW and money market accounts                                    67               (21)                88
         Certificates of deposit                                        (405)             (444)                39
         Repurchase agreements                                             -                 -                  -
             Other Borrowings                                             32                (1)                33
         FHLB advances                                                  (796)             (284)              (512)
                                                                 ------------      ------------      -------------
             Total                                                    (1,155)             (857)              (298)
                                                                 ------------      ------------      -------------

Change in net interest income                                    $       621       $    (1,151)      $      1,772
                                                                 ===========       ============      ============

                                       20
I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)



                                                                               Increase (Decrease) in
                              Net Interest Income
                             Total Net Due to Due to
                                                                    Change              Rate             Volume
                                 (In thousands)
Year ended September 30, 2003 compared
  to year ended September 30, 2002
      Interest-earning assets
         Interest-bearing deposits                               $       (88)      $      (210)      $        122
         Mortgage-backed securities                                     (569)             (559)               (10)
         Other securities available for sale                            (403)             (146)              (257)
         FHLB stock                                                      (60)              (63)                 3
         Loans held for sale                                              76                (2)                78
         Loans receivable                                             (1,818)           (1,962)               144
                                                                 ------------      ------------      ------------
             Total                                                    (2,862)           (2,942)                80

      Interest-bearing liabilities
         Savings accounts                                                 57               (36)                93
         NOW and money market accounts                                  (192)             (277)                85
         Certificates of deposit                                        (964)             (973)                 9
         Repurchase agreements                                          (154)                -               (154)
             Other Borrowings                                              6                 -                  6
         FHLB advances                                                  (337)              (47)              (290)
                                                                 ------------      ------------      -------------
             Total                                                    (1,584)           (1,333)              (251)
                                                                 ------------      ------------      -------------

Change in net interest income                                    $    (1,278)      $    (1,609)      $        331
                                                                 ============      ============      ============


II.     INVESTMENT PORTFOLIO


A. The following table sets forth the amortized cost and fair value of securities available for sale: At September 30, 2004 2003 2002

                         Amortized        Fair          Amortized         Fair          Amortized         Fair
                           Cost           Value           Cost            Value           Cost            Value
                                 (In thousands)
Debt securities
     U.S. Government
       and federal
       agencies       $     9,303    $      9,351      $     9,369     $    9,563      $   12,485     $    12,814
     Municipal bonds  343            357               346             369             349            368
     Mortgage-
       backed              45,266          45,405           16,808         16,769          26,771          27,037
     Corporate debt         7,734           7,655            9,771          9,486           9,880           9,409
                      -----------    ------------      -----------     ----------      ----------     -----------

                           62,646          62,768           36,294         36,187          49,485          49,628

Marketable equity
  securities                4,128           3,253            4,237          3,841           4,237           3,957
                      -----------    ------------      -----------     ----------      ----------     -----------

                      $    66,774    $     66,021      $    40,531     $   40,028      $   53,722     $    53,585
                      ===========    ============      ===========     ==========      ==========     ===========



The following table sets forth the amortized cost and estimated market value of Federal Home Loan Bank (FHLB) stock:

                                                           At September 30,
                      -------------------------------------------------------------------------------------------
                                  2004                           2003                              2002
                      --------------------------       --------------------------      --------------------------
                                        Estimated                      Estimated                        Estimated
                         Amortized       Market         Amortized        Market         Amortized        Market
                           Cost           Value           Cost            Value           Cost            Value
                                 (In thousands)
Other securities
FHLB stock, at
   cost               $     8,799    $      8,799      $     6,471     $    6,471      $    6,308     $     6,308
                      ===========    ============      ===========     ==========      ==========     ===========


B. The maturity distribution and weighted average interest rates of debt securities available for sale, excluding mortgage-backed securities, are as follows:

                                          Amount at September 30, 2004, which matures in
           ------------------------------------------------------------------------------------------------------------
                                          One                 One to             Over Five to        Over 10
               Year or Less           Five Years             Ten Years               Years                Totals
           --------------------  --------------------  --------------------  --------------------  --------------------
                       Amortized    Fair     Amortized    Fair     Amortized    Fair     Amortized    Fair     AmortizedFair
                         Cost       Value      Cost       Value      Cost       Value      Cost      Value       Cost Value
                         ----       -----      ----       -----      ----       -----      ----      ------      ---- -----

                                                                (Dollars in thousands)
U.S. Government and federal
  agencies $   3,445  $   3,490  $   5,633      5,636  $     225  $     225  $          $          $   9,303  $   9,351
Municipal bonds                        343        357                                                    343        357
Corporate debt   994      1,036      5,746      5,653                              994        966      7,734      7,655
                ----  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

           $    4,439 $   4,526  $  11,722  $  11,646  $     225  $     225  $     994  $     966  $  17,380  $  17,363
           ========== =========  =========  =========  =========  =========  =========  =========  =========  =========


Weighted
average yield               4.61 %   3.66%                 2.29%                 2.34%                 3.81%



There were no securities held to maturity at September 30, 2004.

The weighted average interest rates are based upon coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

C. There were no investments in securities of any one issuer which exceeded 10% of the shareholders' equity of the Company at
     September 30, 2004.

                                       22
III.     LOAN PORTFOLIO

         A. The following table sets forth the composition of MFB Corp.'s consolidated loan portfolio and mortgage-backed securities by loan type as of the dates indicated, including a reconciliation of gross loans receivable to net loans receivable after consideration of the allowance for loan losses, deferred net loan fees and loans in process:


       ------------------------------------------------------------September 30,-----------------------------------------------
                             2004                    2003                    2002                   2001                 2000
                                Percent                 Percent                Percent                 Percent              Percent
                                  of                      of                     of                      of                    of
                     Amount      Total       Amount      Total        Amount     Total        Amount    Total      Amount    Total

                                                                  (Dollars in thousands)
Mortgage loans
Residential      $   176,817      44.10% $    129,472     40.60%  $    146,943    46.31%  $    157,187   50.29% $  185,267   58.23%
Residential const     20,259       5.05        22,066      6.92         15,863     5.00         18,658    5.97      13,146    4.13
Multi-family           3,899        .97         6,728      2.11          6,027     1.90          4,331    1.38       3,631    1.14

Commercial and other loans
Commercial loans     160,952      40.15       130,623     40.96        121,140    38.18        105,575   33.78      91,105   28.64
Home equity and second
 mortgage loans       32,006       7.98        24,535      7.70         21,151     6.67         20,275    6.49      18,917    5.95
Other                  6,973       1.75         5,462      1.71          6,165     1.94          6,537    2.09       6,089    1.91
                  -----------    -------    ----------   -------   ------------ --------    ----------  ------- -----------  ------
Gross loans
  receivable         400,906     100.00%      318,886    100.00%       317,289   100.00%       312,563  100.00%    318,155  100.00%

Less
Allowance for loan
        losses        (6,074)                  (5,198)                  (5,143)                 (4,632)             (1,672)
Deferred net loan fees  (843)                    (820)                    (794)                   (807)               (923)
     Loans in process   (138)                      89                     (104)                   (143)                (54)
                  ------------            ------------            -------------            -------------         -------------

Net loans
        receivable$  393,851             $    312,957             $    311,248             $    306,981       $    315,506

Mortgage-backed securities
FHLMC certificates$   25,767             $      6,966             $     13,748             $      3,617        $       610
CMO - REMIC           19,639                    9,803                   13,289                   16,703             13,602
                  -----------             ------------             ------------              ------------          ------------
Net mortgage-backed$  45,405             $     16,769             $     27,037              $    20,320        $    14,212
            Securities

Mortgage loans
Adjustable rate  $   122,473     60.94   $    113,639   71.80     $    132,836    78.68%    $   140,284  77.86%$    157,144  77.78%
Fixed rate            78,502     39.06         44,627   28.20           35,997    21.32          39,892  22.14       44,900  22.22
                 -----------    -------    ----------- -------     ------------ --------    ------------ ------ ------------ ------
Total            $   200,975    100.00%  $    158,266  100.00%    $    168,833   100.00%    $   180,176 100.00%$    202,044 100.00%



        B. Loan Maturity. The following table sets forth certain information at September 30, 2004, regarding the dollar amount of loans maturing in MFB Corp.'s consolidated loan portfolio based on the date that final payment is due under the terms of the loan. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

                     Balance                                          Due during years ended September 30,
                   Outstanding                                                        2008          2010        2015         2020
                at September 30,                                                       and           to          to          and
                      2004               2005         2006            2007            2009          2014        2019      Following

                                                                                    (In thousands)
Mortgage Loans
Residential        $    176,817    $     3,097    $      136      $       460    $     2,204      $  12,165 $    32,897  $  125,858
Residential
      construction       20,259         20,259             -                -              -              -          -            -
Multi-family              3,899            379             -            2,082          1,238             48          -          152
Commercial and other Loans-
Commercial loans        160,952         68,983         7,016           18,299         46,378         13,819      1,724        4,733
Home equity and second   32,006          1,991         1,397            2,423         10,674         13,353      2,090           78
    mortgage
Other                     6,973          1,514           960            1,374          2,254            367         84          420
                    ------------    -----------    ----------      -----------    -----------      ---------  ---------   ---------
Total              $    400,906    $    96,223    $    9,509      $    24,638    $    62,748      $  39,752 $   36,795   $  131,241

The following table sets forth, as of September 30, 2004, the dollar amount of all loans which have fixed interest rates and floating or adjustable interest rates.

                                                    Due After September 30, 2004
                                                                Variable
                                                Fixed Rates       Rates         Total
                                                                (In thousands)
Mortgage loans
      Residential & Construction              $     75,030    $   122,046    $  197,076
      Multi-family                                   3,472            427         3,899


Commercial and other loans
      Commercial loans                             103,306         57,646       160,952
      Home equity and second mortgage               10,937         21,069        32,006
      Other                                          5,743          1,230         6,973
                                              ------------    -----------    ----------

      Total                                   $    198,488    $   202,418    $  400,906
                                              ============    ===========    ========


                                       23
III. LOAN PORTFOLIO (Continued)

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

                                                                  At September 30,
                                    -----------------------------------------------------------------------------
                                       2004            2003             2002            2001              2000
                                       ----            ----             ----            ----              ----
                                                               (Dollars in thousands)

Accruing loans delinquent
  more than 90 days                 $        -       $       -       $         -     $      152       $        60
Non-accruing loans                       2,719           3,845             5,464          2,632                 6
                                    ----------       ---------       -----------     ----------       -----------
Total nonperforming
        loans                            2,719           3,845             5,464          2,784                66
Real estate owned, net                   1,527             704               365              -                 -
Nonperforming Investments                    -               -               120              -                 -
                                    ----------       ---------       -----------     ----------       -----------
      Total nonperforming
        assets                      $    4,246       $   4,549       $     5,949     $    2,784       $        66
                                    ==========       =========       ===========     ==========       ===========

Nonperforming loans to
  total loans                            .68%            1.21%            1.73%           .89%              .02%
Nonperforming assets to
  total loans                           1.07%            1.43%            1.88%           .89%              .02%

Management believes that the allowance for loan losses balance at September 30, 2004 is adequate to absorb estimated losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

                                       24
III. LOAN PORTFOLIO (Continued)

         C. Risk Elements (Continued)

                2.    Potential Problem Loans

                      As of September 30, 2004, impaired loans totaled $2.2 million. Loans are classified as impaired loans if there are serious doubts as to the ability of the borrower to comply with present loan repayment terms, which may result in disclosure of such loans pursuant to Item III.C.1. The impaired loans had specific loan loss allowances totaling $995,000 at September 30, 2004. A total of $1.4 million of the impaired loans are nonaccrual loans and included in the nonperforming loans of $2.7 million in the table above.

                3.    Foreign Outstandings

                      None

                4.    Loan Concentrations

                      MFB Financial historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one-to-four family and multi-family residential real property. These loans continue to be a major focus of MFB Financial's loan origination activities, representing 50.1% of the total loan portfolio at September 30, 2004. However, MFB Financial continues to place increased emphasis on diversifying its balance sheet and improving earnings with significant growth in commercial lending, which represent 40.2% of the total loan portfolio at September 30, 2004.


         D.     Other Interest-Earning Assets

                There are no other interest-earning assets as of September 30, 2004 which would be required to be disclosed under Item III. C.1 or 2 if such assets were loans.

*      Not including loans held for sale
                                       25
     IV.   SUMMARY OF LOAN LOSS EXPERIENCE

       A. The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions (including those of MFB Corp.'s lending area), changes in the characteristic and size of the loan portfolio, loan delinquencies (current status as well as past trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, MFB Corp.'s allowance for loan losses is adequate to absorb probable incurred losses from loans at September 30, 2004, in light of an improving loan portfolio offset by an allowance determined to be necessary for an additional $54.3 million in new loans from the Sobieski acquisition.

            The following table analyzes changes in the consolidated allowance for loan losses during the past five years ended September 30, 2004.

                                                              Years Ended September 30,
                                  -------------------------------------------------------------------------------
                                       2004            2003             2002            2001              2000
                                       ----            ----             ----            ----              ----
                                                               (Dollars in thousands)
Balance of allowance at
  beginning of period             $      5,198     $     5,143     $       4,632     $    1,672      $        638
Add: recoveries
   Mortgage Residential loans     -                -               14                4               -
   Residential Construction                  8               -                 -              -                 -
   Commercial real estate                    5             333                 -              -                 -
   Commercial Loans                          2               -                 -              -                 -
   Other loans                               2               -                 -              -                 -
Less charge offs:
   Commercial real estate                      (11)       (305)           (2,826)           (91)              (51)
   Commercial loans                       (508)         (1,060)                -              -                 -
   Home Equity                               -              (7)                -              -                 -
   Other loans                             (24)            (16)              (46)           (50)              (21)
                                  -------------    -----------     -------------     ----------      ------------
Net charge-offs                           (526)         (1,055)           (2,858)          (137)              (72)

Allowance acquired through
   acquisition                             602               -                 -              -                 -
Provisions for loan losses                 800           1,110             3,369          3,097             1,106
                                  ------------     -----------     -------------     ----------      ------------

Balance of allowance at
  end of period                   $      6,074     $     5,198     $       5,143     $    4,632      $      1,672
                                  ============     ===========     =============     ==========      ============

Net charge-offs to total
  average loans out-
  standing for period *                 .13%            .33%             .91%            .04%                .02%
Allowance at end of
  period to total loans
  at end of period  *                  1.52%           1.63%           1.63%                 1.49%            .53%


(1)Includes home equity and second mortgage loans, and other loans including, education loans and loans secured by deposits.

                                       26


     IV. SUMMARY OF LOAN LOSS EXPERIENCE (Continued)


        Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of MFB Corp.'s allowance for loan losses at the dates indicated.




                                                                       September 30,

                                 2004              2003                   2002            2001                  2000
                                    Percent          Percent                Percent         Percent                Percent
                                    of loans         of loans              of loans         of loans               of loans
                                    in each           in each              in each           in each               in each
                                   category           category             category          category              category
                                   to total           to total             to total          to total              to total
                           Amount   Loans      Amount   Loans       Amount  Loans    Amount    Loans      Amount     Loans
                                                                  (Dollars in thousands)
Balance at end of period
  applicable to
Residential              $    318   44.11%     $   94   40.60%     $   121  46.31%    $   96    50.77%   $    99     58.23%
Commercial                  5,126   40.15       4,591   40.96        4,814  38.18      4,359    33.45      1,379     28.64
Multi-family                    8     .97           7    2.11            6   1.90          4     1.37          4      1.14
Residential construction       40    5.05          22    6.92           16   5.50         19     5.91         13      4.13
Consumer loans (1)            153    9.72          70    9.41           67   8.61         70     8.50         65      7.86
Unallocated                   429                 414                  119                84                 112
                              -------------       -----------        ------------         -----------         ------------
Total                   $   6,074  100.00%     $5,198  100.00%     $ 5,143  100.00%   $4,632   100.00%   $ 1,672   $100.00%


V.       DEPOSITS

        The average amount of deposits and average rates paid are summarized as follows for the years ended September 30:


                                                    2 0 0 4                      2 0 0 3                         2 0 0 2
                                                    -------                      -------                         -------
                                            Average        Average         Average        Average        Average         Average
                                             Amount          Rate           Amount          Rate          Amount           Rate
                                             ------          ----           ------          ----          ------           ----
                                                                       (Dollars in thousands)
Savings accounts                        $     35,309         0.62%     $     28,714         0.95%      $    19,249         1.12%
Now and money market accounts                 79,500         0.72            67,389         0.75            59,433         1.18
Certificates of deposit                      156,961         2.94           155,740         3.22           155,519         3.85
Demand deposits (noninterest-bearing)         28,923                         23,833                         16,939
                                            ------------                   ------------                   ------------
                                        $    300,693                   $    275,676                    $   251,140



        Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at September 30, 2004 is summarized as follows:
                                                                       Amount
                                                                  (In thousands)

         Three months or less                                      $      8,326
         Over three months and through six months                         6,527
         Over six months and through twelve months                        8,890
         Over twelve months                                              18,993
                                                                    ------------

                                                                   $     42,736

                                       28
VI.      RETURN ON EQUITY AND ASSETS
The ratio of net income to average total assets and average shareholders' equity and certain other ratios are as follows:

                                                                               September 30,
                                                              ----------------------------------------------
                                                                 2004              2003             2002
                                                                 ----              ----             ----
                                                                          (Dollars in thousands)

        Average total assets                                  $    445,066      $    426,877     $    417,820
                                                              ============      ============     ============

        Average shareholders' equity                          $     35,443      $     33,604     $     35,314
                                                              ============      ============     ============

        Net income                                            $      1,790      $      2,400     $        649
                                                              ============      ============     ============

        Return on average total assets                                .40%            .56%              .16%
                                                              ============      ==========       ==========

        Return on average shareholders' equity                       5.05%           7.14%            1,.84%
                                                              ============      ==========       ==========

        Dividend payout ratio (dividends
          declared per share divided by net
          income per share)                                         34.56%            23.26%           84.69%
                                                              ============      ============     ===========

        Average shareholders' equity
          to average total assets                                    7.96%           7.87%             8.45%
                                                              ============      ==========       ==========

VII.     SHORT-TERM AND FEDERAL HOME LOAN BANK BORROWINGS
The following table sets forth the maximum month-end balance and average balance of FHLB advances and securities sold under agreements to repurchase at the dates indicated.

                                                                               September 30,
                                                                 2004              2003             2002
                                                                 ----              ----             ----
                             (Dollars in thousands)
Maximum Balance:
FHLB advances.............................................    $133,443        $   119,215       $   119,685
Securities sold under agreements to.................                --             --                14,330
        repurchase

Average Balance:
FHLB advances:............................................     104,801            114,146           119,297
Securities sold under agreements to.......................           --            --                 9,988
        repurchase

Average Rate Paid On:
FHLB advances.............................................           5.38%           5.64%             5.68%
Securities sold under agreements to.......................           --             --                 1.54
        repurchase

The following table sets forth the Bank's borrowings at the dates indicated:

                                                                               September 30,
                                                                 2004              2003             2002
                                                                 ----              ----             ----
                             (Dollars in thousands)
Amounts Outstanding:
FHLB advances.............................................    $   133,443     $    98,790       $   119,215
Securities sold under agreements to.......................              -               -            -
        Repurchase

Weighted Average Interest Rate:
FHLB Advances.............................................           5.53%           5.47%             5.60%
Securities sold under agreements to repurchase............           -               -                    -

                                       53
                                                     COMPETITION

MFB Financial originates most of its loans to and accepts most of its deposits from residents of St. Joseph and Elkhart counties in Indiana. MFB Financial is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, certain non-banking consumer lenders, and other companies or firms, including brokerage houses and mortgage brokers, that provide similar services in St. Joseph and Elkhart Counties. In total, there are 32 financial institutions located in our two county market area. These financial institutions consist of 14 commercial banks, one savings banks and 16 credit unions. MFB Financial also competes with money market and mutual funds with respect to deposit accounts and with insurance companies with respect to individual retirement accounts.

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

                                   REGULATION

General

The Bank is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight by the Office of Thrift Supervision (the "OTS") extending to all its operations. The Bank is a member of the FHLB of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of the Bank, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Bank is a member of the Savings Association Insurance Fund ("SAIF") which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of the Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank. Certain of these regulatory requirements and restrictions are discussed below.

The OTS has extensive authority over the operations of savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Bank was as of September 30, 2003. When these examinations are conducted by the OTS, the examiners may require the Company to provide for higher general or specific loan loss reserves. To fund the operations of the OTS, all savings institutions are subject to a semi-annual assessment, based on the total assets, condition, and complexity of operations. The Bank's OTS assessment for the fiscal year ended September 30, 2004, was approximately $97,000.

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

The Bank is also subject to federal regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirements of its own securities, and limitations upon other aspects of banking operations.

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

Recent Legislative Developments

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 - federal legislation which modernizes the laws governing the financial services industry. This law establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. As a result of this legislation, bank holding companies will be permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities. To the extent the law permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer wider varieties of financial services than are currently offered by MFB and that could aggressively compete in the markets currently served by MFB. The statute grandfathered MFB's status as a unitary savings and loan holding company and its authority to engage in commercial activities. The legislation also provides, however, that a company that acquires a unitary savings and loan holding company through a merger or other business combination may engage only in those activities that are permissible for a multiple savings and loan holding company or for a financial holding company. This provision likely could reduce the number of potential acquirers of MFB. The law also increases commercial banks' access to loan funding by the Federal Home Loan Bank System, and includes new provisions in the privacy area, restricting the ability of financial institutions to share nonpublic personal customer information with third parties.

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

The Securities and Exchange Commission has adopted final rules implementing
Section 404 of the Sarbanes-Oxley Act of 2002. Commencing with its 2005 Annual Report on Form 10-K, the Company will be required to include a report of management on the Company's internal control over financial reporting. The internal control report must include a statement of management's responsibility for establishing and maintaining adequate control over financial reporting of the Company, identify the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting, provide management's assessment of the effectiveness of the Company's internal control over financial reporting and state that the Company's independent accounting firm has issued an attestation report on management's assessment of the Company's internal control over financial reporting. Management expects that significant efforts will be required to comply with Section 404 and that the cost of such compliance may be material.


Federal Home Loan Bank System

The Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member financial institutions. At September 30, 2004, the Bank's investment in stock of the FHLB of Indianapolis was $8.80 million.

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

In addition to the assessment for deposit insurance, savings institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the SAIF. By law, payments on Financing Corporation obligations have been shared equally between the members of both insurance funds since January 1, 2000. The Bank's annual deposit insurance premium for the year ended September 30, 2004, including the Financing Corporation payments, was approximately $76,000 based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

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

Regulatory Capital

Currently, savings institutions are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations with the highest rating for safety and soundness maintain "core capital" of at least 3% of total assets, with other savings associations maintaining core capital of 4% to 5% of total assets, depending on their condition. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits), less nonqualifying intangibles. Under the tangible capital requirement, a savings bank must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights and purchased credit card relationships which may be included subject to certain limits) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings bank to account for the relative risks inherent in the type and amount of assets held by the savings bank. The total risk-based capital requirement requires a savings bank to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%) with a credit risk-free asset such as cash requiring no risk-based capital and an asset with a significant credit risk such as a non-accrual loan being assigned a factor of 100%. At September 30, 2004, based on the capital standards then in effect, the Bank was in compliance with all capital requirements imposed by law.

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

Prompt Corrective Action

Applicable Federal law requires that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, five capital tiers have been established: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At each successively lower capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. OTS regulations define these capital levels as follows: (1) well-capitalized institutions must have total risk-based capital of at least 10%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 6% and a leverage ratio of at least 5% and are not subject to any order or written directive of the OTS to maintain a specific capital level for any capital measure; (2) adequately capitalized associations are those that meet the regulatory minimum of total risk-based capital of 8%, core risk-based capital of 4% and a leverage ratio of 4%, but which are not well capitalized; (3) undercapitalized institutions are those that do not meet the requirements for adequately capitalized institutions, but that are not significantly undercapitalized; (4) significantly undercapitalized institutions have total risk-based capital of less than 6%, core risk-based capital of less than 3% and a leverage ratio of less than 3%; and (5) critically undercapitalized institutions are those with tangible capital of less than 2% of total assets. In addition, the OTS can downgrade an institution's designation notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or if the institution is deemed to be in an unsafe or unsound condition. Each undercapitalized institution must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Significantly undercapitalized institutions must restrict the payment of bonuses and raises to their senior executive officers. Furthermore, a critically undercapitalized institution must be placed in conservatorship or receivership within 90 days after reaching such capitalization level, except under limited circumstances. It will also be prohibited from making payments on any subordinate debt securities without the prior approval of the FDIC and will be subject to significant additional operating restrictions. The Bank's capital at September 30, 2004, meets the standards for a well-capitalized institution.

Capital Distributions Regulation

An OTS regulation imposes limitations upon all "capital distributions" by savings institutions, including cash dividends, payments by an institution to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The OTS regulations permit a savings institution to make a capital distribution to its shareholders in a maximum amount that does not exceed the institution's undistributed net income for the prior two years plus the amount of its undistributed income from the current year. The rule requires a savings institution, such as the Bank, that is a subsidiary of a savings and loan holding company to file a notice with the OTS thirty days before making a capital distribution up to the maximum amount described above. The proposed rule would also require all savings institutions, whether a holding company or not, to file an application with the OTS prior to making any capital distribution where the association is not eligible for "expedited processing" under the OTS "Expedited Processing Regulation," where the proposed distribution, together with any other distributions made in the same year, would exceed the "maximum amount" described above, where the institution would be under capitalized following the distribution or where the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. In addition, the Bank is subject to dividend limitations by the OTS in conjunction with the approval of the acquisition of certain assets and liabilities of Sobieski Bank. Under the terms of the agreement, the Bank must remain "well -capitalized" for one year after the acquisition date.

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

Under current law, there are generally no restrictions on the permissible business activities of a grandfathered unitary savings and loan holding companies such as MFB. However, if the Director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings bank, the Director of the OTS may impose such restrictions as deemed necessary to address such risk and limiting (i) payment of dividends by the savings bank, (ii) transactions between the savings bank and its affiliates, and (iii) any activities of the savings bank that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings bank. Further, the recently enacted Gramm-Leach-Bliley Act prohibits a company that engages in activities in which a multiple thrift holding company or financial holding company may not engage from acquiring a savings and loan holding company, such as MFB.

Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings bank subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company must, within one year of the savings association's failure to meet the QTL test, register as a bank holding company and become subject to all of the provisions of the Bank Holding Company Act of 1956. See-"Qualified Thrift Lender." At September 30, 2004, the Bank's asset composition was in excess of that required to qualify the Bank as a Qualified Thrift Lender.

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

Loans to One Borrower

Under OTS regulations, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings bank may lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the savings bank meets its regulatory capital requirements and the OTS authorizes the savings bank to use this expanded lending authority. At September 30, 2004, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its regulatory lending limits. Management does not believe that the loans-to-one-borrower limits will have a significant impact on the Bank's business operations or earnings.




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

At September 30, 2004, 83.87% of the Bank's portfolio assets (as defined on that date) were invested in qualified thrift investments (as defined on that date), and therefore the Bank's asset composition was in excess of that required to qualify the Bank as a QTL. Also, the Bank does not expect to significantly change its lending or investment activities in the near future, and therefore expects to continue to qualify as a QTL, although there can be no such assurance.

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

                                    TAXATION

Federal Taxation

Historically, savings institutions, such as the Bank, had been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, in August, 1996, legislation was enacted that repealed the reserve method of accounting for federal income tax purposes. As a result, the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The recapture is occurring over a six-year period, the commencement of which began with the Bank's taxable year ending September 30, 1999, since the Bank met certain residential lending requirements. In addition, the pre-1988 reserve, for which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) the Bank no longer qualifies as a bank under the Code, or (ii) excess dividends or distributions are paid out by the Bank. The total amount of bad debt to be recaptured has been fully captured in 2004.

Depending on the composition of its items of income and expense, a savings bank may be subject to the alternative minimum tax. A savings bank must pay an alternative minimum tax equal to the amount (if any) by which 20% of alternative minimum taxable income ("AMTI"), as reduced by an exemption varying with AMTI, exceeds the regular tax due. AMTI equals regular taxable income increased or decreased by certain tax preferences and adjustments, including depreciation deductions in excess of that allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method, the cash surrender value of bank owned life insurance and 75% of the excess of adjusted current earnings over AMTI (before this adjustment and before any alternative tax net operating loss). AMTI may be reduced only up to 90% by net operating loss carryovers, but alternative minimum tax paid can be credited against regular tax due in later years.

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

Item 2.  Properties.
At September 30, 2004, MFB Financial conducted its business from its corporate office at 4100 Edison Lakes Parkway, Mishawaka, Indiana 46545, and eleven full service financial centers. Nine branch offices are owned by MFB Financial, while the Wayne Street and Walnut offices, are leased. During the fiscal year ended September 30, 2004, MFB Financial opened one new office in South Bend, Indiana and acquired three additional offices in South Bend as part of the acquisition of certain assets and liabilities of Sobieski Bank.

The following table provides certain information with respect to MFB Financial's offices as of September 30, 2004:

                                                      Year                                 Approximate
Description and Address                              Opened                              Square Footage
-----------------------                              ------                              --------------
Corporate Headquarters                                  2004                                 120,000
4100 Edison Lakes Parkway
Mishawaka, In 46545

Main Office
121 S. Church Street
Mishawaka, IN 46544                                     1961                                  13,738

Branch Office
411 W. McKinley Ave.
Mishawaka, IN 46545                                     1975                                   4,800

Branch Office
402 W. Cleveland Rd.
Mishawaka, IN 46545                                     1977                                   2,540

Branch Office
2427 Mishawaka Ave.
South Bend, IN 46615                                    1978                                   2,600

Branch Office
25990 County Road 6
Elkhart, In. 46514                                      1999                                   3,250

Branch Office
100 E. Wayne St., Suite 150
South Bend, In. 46601                                   2000                                   3,222

Branch Office
23132 U.S. 33
Elkhart, In. 46517                                      2003                                   2,750

Branch Office
2930 West Cleveland Rd.                                 2004                                   8,888
South Bend, In. 46628

Branch Office
740 S Walnut                                             2004                                  5,000
South Bend, In 46619

Branch Office
23761 Western Ave                                        2004                                  3,441
South Bend, In 46619

Branch Office
742 E Ireland Rd                                         2004                                  3,090
South Bend, In 46614


MFB Financial also operates thirteen automatic teller machines (ATMs). MFB Financial's ATMs participate in the nationwide CIRRUS ATM network.

MFB Financial owns computer and data processing equipment which is used for transaction processing and accounting. In 2003, MFB Financial also renegotiated its contract for data processing and reporting services with BISYS, Inc. in Houston, Texas. The cost of these data processing services was approximately $632,000 for the year ended September 30, 2004 and $596,000 for the year ended September 30, 2003.

Item 3.  Legal Proceedings.

The Bank is involved in various legal actions arising in the normal course of its business. In the opinion of management, the resolutions of these legal actions are in the aggregate not expected to have a material adverse effect on the Company's results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of MFB's shareholders during the quarter ended September 30, 2004.

Item 4.5.         Executive Officers of Registrant.

Presented below is certain information regarding the executive officers of MFB and MFB Financial:

       Name                                  Position
       ----                                  --------
Charles J. Viater           President and Chief Executive Officer of MFB
                             and MFB Financial
Donald R. Kyle              Executive Vice President and Chief Operating Officer
                             of MFB Financial
Thomas J. Flournoy          Executive Vice President and Chief Financial Officer
                             of MFB Financial
James P. Coleman, III       Executive Vice President and Director of Wealth
                             Management of MFB Financial
M. Gilbert Eberhart Secretary of MFB and MFB Financial

Charles J. Viater (age 50) has served as President and Chief Executive Officer of MFB Financial since September 1, 1995. Previously, he served as Chief Financial Officer of Amity Bancshares and Executive Vice President of Amity Federal Savings in Tinley Park, Illinois.

Donald R. Kyle (age 57) has served as Executive Vice President and Chief Operating Officer of MFB Financial since July, 1999. Previously, he served as Regional President of National City Bank in Cleveland, Ohio.

Thomas J. Flournoy (age 49) began serving as Vice President and Chief Financial Officer in October, 2001. Previously, he served as Vice President and Controller of 1st Source Bank in South Bend, Indiana.

James P Coleman (age 58) joined MFB in June 2004 as Executive Vice President and Director of Wealth Management. Previously, he served as President of STAR Wealth Management in Fort Wayne, Indiana and as Senior Vice President of 1st Source Bank in South Bend, Indiana prior to his employment with STAR .

M. Gilbert Eberhart (age 70) has served as Secretary of MFB Financial since 1987 and of MFB since its organization. He is also a dentist based in Mishawaka.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Securities.

Information concerning the market price of and dividends paid on the common stock of MFB and related shareholder matters is incorporated by reference to page 46 of MFB's Annual Report to Shareholders for the fiscal year ended September 30, 2004 (the "Annual Report"). MFB sold no equity securities during the period covered by this report that were not registered under the Securities Act of 1933 (the "1933 Act").

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

MFB has no ongoing stock repurchase program as of the date of this report and repurchased no shares during the quarter ended September 30, 2004.

In the quarter ended September 30, 2004, the Company borrowed $6.5 million from a correspondent bank. This variable rate line of credit, tied to the one year LIBOR rate plus 175 basis points (presently at 4.33% as of September 30, 2004), matures on August 31, 2004, at which time it may be converted to a term loan to be amortized over a five year period. The borrowing is collateralized by MFB Financial stock and requires the Bank to remain "well-capitalized" as defined by regulatory capital adequacy guidelines.

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


Item 8.            Financial Statements and Supplementary Data

MFB's Consolidated Financial Statements and Notes thereto contained on pages 19 through 52 of the Annual Report are incorporated herein by reference. MFB's Supplementary Data is contained on page 56 of the Annual Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.          Controls and Procedures.

a) Evaluation of disclosure controls and procedures. MFB's chief executive officer and chief financial officer, after evaluating the effectiveness of MFB's disclosure controls and procedures (as defined in Sections 13a
         - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934, as amended), as of September 30, 2004 (the "Evaluation Date"), have concluded that as of the Evaluation Date, MFB's disclosure controls and procedures were adequate and are designed to ensure that material information relating to MFB would be made known to such officers by others within MFB.

b) Changes in internal controls. There were no significant changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation of controls that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

Item 9B. Other Information

         Not applicable.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

The information required by this item with respect to directors is incorporated by reference to pages 4-7 of MFB's Proxy Statement for its 2003 Annual Shareholder Meeting (the "Proxy Statement"). Information concerning MFB's executive officers is included in Item 4.5 in Part I of this report. Information concerning compliance by such persons with Section 16(a) of the 1934 Act is incorporated by reference to page 14 of the Proxy Statement.

Code of Ethics

The Company has adopted an Ethics Policy that applies to all officers, employees and directors of the Company and its subsidiaries. A copy of the Ethics Policy is attached on Exhibit 14 to this Annual Report.

Item 11.          Executive Compensation

The information required by this item with respect to executive compensation is incorporated by reference to pages 7 through 13 of the Proxy Statement.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information on security ownership of management and certain beneficial owners is incorporated by reference to pages 1 to 4 of the Proxy Statement.

The following table provides the information about MFB's common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of September 30, 2004.

                                                                                                      Number of securities remaining
                                                                                                       available for future issuance
                                                                                                     under equity compensation plans
                                       Number of securities to be                                          as of September 30, 2004
                                        issued upon exercise of          Weighted-average exercise   (excluding securities reflected
                                     outstanding options, warrants     price of outstanding options,            in column (a)
                                     and rights as of September 30,         warrants and rights                      (c)
                                                  2004                              (b)
                                                  (a)
          Plan category

Equity compensation plans                       196,600                      $          22.69                      68,000
approved by security holders

Equity compensation plans not
approved by security holders                       -                                        -                          -

Total                                           196,600                      $           22.69                     68,000


(1) Includes the following plans: MFB's stock option plan, 1997 stock option plan and 2002 stock option plan.

Item 13.          Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to page 13 of the Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to page 13 and 14 of the Proxy Statement.
                                                     PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following financial statements are incorporated by reference as part of this report:

                                                                                    Pages in the Annual
                                                                                  Report to Shareholders
Financial Statements
Report of Independent Auditors                                                              21
Consolidated Balance Sheets at September 30, 2004 and 2003                                  22
Consolidated Statements of Income for the Years Ended September 30, 2004, 2003              23
     and 2002
Consolidated Statements of Shareholders' Equity for the Years ended September               24
     30, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years ended September 30, 2004,              25-26
     2003 and 2002
Notes to Consolidated Financial Statements                                                 27-51

(b) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page 48.

(c) All schedules are omitted as the required information either is not applicable or is included in the consolidated Financial Statements or related notes.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant had duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                    MFB CORP.

Date: December 16, 2004 By:   /s/ Charles J Viater
                             Charles J. Viater, President and
                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Charles J. Viater                               /s/ M. Gilbert Eberhart
Charles J. Viater                               M. Gilbert Eberhart, Director
President, Chief Executive Officer
and Director                                     Date: December 16, 2004
(Principal Executive Officer)
                                                      /s/ Thomas F. Hums
Date: December 16, 2004                               Thomas F. Hums,
                                                    Chairman of the Board

                                                  Date: December 16, 2004

/s/ Thomas J. Flournoy                                 /s/ Johnathan E. Kintner

Thomas J. Flournoy                                Jonathan E. Kintner, Director
Executive Vice President and
Chief Financial Officer                              Date: December 16, 2004
(Principal Financial and Accounting
Officer)                                             /s/ Christine A. Lauber
                                                Christine A. Lauber, Director
Date: December 16, 2004
                                                     Date: December 16, 2004


    /s/ Michael J. Marien                                /s/ Reginald H. Wagle
Michael J. Marien, Director                         Reginald H. Wagle, Director

Date: December 16, 2004                            Date: December 16, 2004

    /s/ Robert C. Beutter
Robert C. Beutter, Director

Date: December 16, 2004

EXHIBIT LIST
Exhibit Index
3(l)         The Articles of Incorporation of the Registrant are incorporated by
             Reference to Exhibit 3(l) to the Registration Statement on Form S-
             1 (Registration No. 33-73098).
3(2)         The Code of By-Laws of  Registrant  is  incorporated  by reference to Item 7 - Exhibit 3 of the  Company's
             Form 8-K dated October 15, 1995.
10(1)        MFB Financial Recognition and Retention Plans and Trusts are
             incorporated by reference to Exhibit B to Registrant's definitive proxy statement in respect of its 1996 Annual Shareholder Meeting.*
10(2)        MFB Corp. Stock Option Plan is incorporated by reference to Exhibit
             A to Registrant's definitive proxy statement in respect of its 1996
             Annual Shareholder Meeting.*
10(3)        The MFB Corp. 1997 Stock Option Plan is incorporated by reference to Exhibit A to Registrant's definitive proxy statement in respect of its 1997 Annual Shareholder Meeting. *
10(4)        MFB Corp. 2002 Stock Option Plan is incorporated by reference to
             Exhibit A to Registrant's definitive proxy statement in respect of its 2001 Annual Shareholder Meeting. *
10(5)        Employment Agreement between MFB Financial and Charles J. Viater dated January 19, 1999 is incorporated by reference to Exhibit
             10(5) to Registrant's Form 10-K filed for the fiscal year ended
             September 30, 2004. *
10(6)        Employment Agreement between MFB Financial and Donald R. Kyle dated
             July 1, 1999 is incorporated by reference to Exhibit 10(8) to the
             Registrant's Form 10-K filed for its fiscal year end September 30,
             2001. *
10(7)        Employment Agreement between MFB Financial and Thomas J. Flournoy dated October 22, 2001 is incorporated by reference to Exhibit
             10(7) to the Registrant's Form 10-K filed for its fiscal year ended
             September 30, 2002. *
11           Statement regarding computation of earnings per share (**)
13           Shareholder Annual Report.
14           Code of Ethics is incorporated  by reference to Exhibit 14 to
                Registrant's  Form 10-K filed for the fiscal
             year ended September 30, 2004.
21           Subsidiaries of the Registrant is  incorporated  by reference to
                Exhibit 21 to Registrant's  Form 10-K for
             the fiscal year ended September 30, 2004..
23           Consent of Crowe Chizek and Company LLC.
31.1         Certification of Charles J. Viater.
31.2         Certification of Thomas J. Flournoy.
32           Certification of Officers.

* Management contracts and plans required to be filed as exhibits are included as Exhibits 10(1) - 10(7).

** See Notes 1 and 2 of Notes to Consolidated Financial Statements, included in the 2004 Shareholder Annual Report as Exhibit 13.

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to affect the registrant's ability to record, process, summarize and report financial information; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

         Dated: December 16, 2004


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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to affect the registrant's ability to record, process, summarize and report financial information; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

         Dated: December 16, 2004


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

         Signed this_____ day of December, 2004



     /s/ Thomas J. Flournoy                          /s/ Charles J. Viater
(Signature of Authorized Officer)              (Signature of Authorized Officer)

Thomas J. Flournoy                                   Charles J. Viater
-------------------------------         ---------------------------------------
(Typed Name)                                         (Typed Name)

Chief Financial Officer                          Chief Executive Officer
------------------------------             -----------------------------------
(Title)                                              (Title)



A signed original of this written statement required by Section 906 has been provided to MFB Corp. and will be retained by MFB Corp. and forwarded to the Securities and Exchange Commission or its staff upon request.





INDS01 CVS 632721v2