Form 10-Q
period 2004-12-31
MFB CORP
filed 2005-02-14
CIK 916396

Microsoft Word 10.0.4219;








5




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                         OF THE SECURITIES EXCHANGE ACT OF 1934

                               FOR THE QUARTERLY PERIOD ENDED December 31, 2004
                                                              -----------------


                                       OR

          ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                              FROM ____________________ TO ____________________

                         Commission file number: 0-23374

                                    MFB CORP.
                         (Exact name of registrant as specified in its charter)

         Indiana                                                     35-1907258
         -------                                                     ----------
or other jurisdiction of                                       (I.R.S. Employer
 ation or organization                                    Identification Number)

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

    (1)   Yes   X                                                    No
              -----                                                      -----
    (2)   Yes   X                                                    No
              -----                                                      -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
                                       Yes ___          No  _X_

The number of shares of the registrant's common stock, without par value, outstanding as of January 31, 2005 was 1,331,960.




                                                     MFB CORP. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX


                                                                                                               Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

       Consolidated Balance Sheets
       December 31, 2004 (Unaudited) and September 30, 2004                                                        3

       Consolidated Statements of Income (Unaudited)
       Three months ended December 31, 2004 and 2003                                                               4

       Condensed Consolidated Statements of Changes in Shareholders' Equity
       (Unaudited) Three months ended December 31, 2004 and 2003                                                   5

       Consolidated Statements of Cash Flows (Unaudited)
       Three months ended December 31, 2004 and 2003                                                               6

       Notes to (Unaudited) Consolidated Financial Statements December 31, 2004                                    7

   Item 2.  Management's Discussion and Analysis of Financial Condition
                 And Results of Operations

        General                                                                                                   13

          Results of Operations                                                                                   13

          Balance Sheet Composition                                                                               14

          Liquidity and Capital Resources                                                                         15

          Critical Accounting Policies                                                                            16

   Item 3. Quantitative and Qualitative Disclosures About Market Risk                                             17

   Item 4. Controls and Procedures                                                                                19

   Part II.  Other Information


   Items 1-6.                                                                                                     20

   Signatures                                                                                                     21

   Certifications                                                                                                 22



                            MFB CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    December 31, 2004 and September 30, 2004
                    (In thousands, except share information)

                                                                                                       (Unaudited)
                                                                                             December 31,        September 30,
                                                                                                 2004                 2004
                                                                                           -----------------    -----------------
                                                                                           -----------------    -----------------

ASSETS
Cash and due from financial institutions                                                         $    6,241            $   9,524
Interest - bearing deposits in other financial institutions - short term                             12,272               19,071
                                                                                           -----------------    -----------------
     Total cash and cash equivalents                                                                 18,513               28,595

Securities available for sale                                                                        60,258               66,021
Other Investments                                                                                    12,674               12,628

Loans held for sale                                                                                   2,665                1,034

Mortgage Loans                                                                                      192,422              200,340
Commercial Loans                                                                                    169,025              160,604
Consumer Loans                                                                                       40,248               38,980
                                                                                           -----------------    -----------------
                                                                                           -----------------    -----------------
     Loans receivable                                                                               401,695              399,924
     Less: allowance for loan losses                                                                (6,361)              (6,074)
                                                                                           -----------------    -----------------
          Loan receivable, net                                                                      395,334              393,850

Premises and equipment, net                                                                          19,165               19,384
Mortgage servicing rights                                                                             1,979                2,092
Cash surrender value of life insurance                                                                5,756                5,707
Goodwill                                                                                              2,363                2,363
Other intangible assets                                                                               2,553                2,693
Other assets                                                                                          7,050                6,855
                                                                                           -----------------    -----------------
     Total assets                                                                               $   528,310           $  541,222
                                                                                           =================    =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
          Noninterest-bearing demand deposits                                                   $    26,785           $   31,658
          Savings, NOW and MMDA deposits                                                            131,449              136,099
          Time deposits                                                                             186,015              190,136
                                                                                           -----------------    -----------------
               Total deposits                                                                       344,249              357,893

     FHLB advances                                                                                                       133,443
                                                                                                    138,542
     Loans from correspondent banks                                                                   6,500                6,500
     Accrued expenses and other liabilities                                                           2,593                7,480
                                                                                           -----------------    -----------------
          Total liabilities                                                                         491,884              505,316

Shareholders' equity
     Common stock, no par value, 5,000,000 shares authorized;
          shares issued: 1,689,417-12/31/04 and 9/30/04;
          shares outstanding: 1,331,960-12/31/04 and 1,329,060-9/30/04                               12,495               12,486
     Retained earnings - substantially restricted                                                    31,928               32,195
     Accumulated other comprehensive income (loss),
          net of tax of ($38) -12/31/04 and $38 - 9/30/04                                              (75)                (792)
     Treasury stock, 357,457 common shares - 12/31/04;
          360,357 common shares - 9/30/04, at cost                                                  (7,922)              (7,983)
                                                                                           -----------------    -----------------
          Total shareholders' equity                                                                 36,426               35,906
                                                                                           -----------------    -----------------
               Total Liabilities and Shareholders' equity                                       $   528,310           $  541,222
                                                                                           =================    =================
        See accompanying notes to (unaudited) consolidated financial statements



                              MFB CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     Three months ended December 31, 2004 and 2003
                      (in thousands except per share information)


                                                        Three Months Ended
                                                           December 31,
                                                     2004              2003
                                                 ------------     -------------
                                                 ------------     -------------
Interest income
    Loans receivable, including fees               $ 6,090           $ 5,065
    Securities - taxable                               686               410
    Other interest-bearing assets                       55                52
                                                 ------------     -------------
                                                 ------------     -------------
          Total interest income                      6,831             5,527
Interest expense
    Deposits                                         1,613             1,347
    FHLB advances and other borrowings               1,655             1,372
                                                 ------------     -------------
          Total interest expense                     3,268             2,719
                                                 ------------     -------------
                                                 ------------     -------------
Net interest income                                  3,563             2,808
Provision for loan losses                              300               300
                                                 ------------     -------------
                                                 ------------     -------------
Net interest income after provision for loan losses  3,263             2,508
Noninterest income
     Service charges on deposit accounts               829               689
     Trust fee income                                   99               126
     Insurance commissions                              50                50
     Net realized gains from sales of loans            222               310
     Mortgage servicing recovery (impairment)         (138)              168
     Net gain (loss) on securities available for      (948)                -
sale
     Other                                             261               131
                                                 ------------     -------------
                                                 ------------     -------------
          Total noninterest income                     375             1,474
Noninterest expense
     Salaries and employee benefits                  1,856             1,732
     Occupancy and equipment                           787               532
     Professional and consulting fees                  238               137
     Data processing expense                           197               121
     Other expense                                     913               733
                                                 ------------     -------------
                                                 ------------     -------------
          Total noninterest expense                  3,991             3,255

Income (loss) before income taxes                     (353)              727
Income tax expense (credit)                           (243)              108
                                                 ------------     -------------
                                                 ------------     -------------
Net income (loss)                                 $   (110)          $   619
                                                 ============     =============
                                                 ============     =============

Basic earnings (loss) per common share            $  (0.08)          $  0.48
Diluted earnings (loss) per common share          $  (0.08)          $  0.45







        See accompanying notes to (unaudited) consolidated financial statements

                            MFB CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                         SHAREHOLDERS' EQUITY (UNAUDITED)
                  Three months ended December 31, 2004 and 2003
                                 (In thousands)

                                                    Three Months Ended
                                                        December 31,
                                                    2004           2003
                                                    ----           ----
 Balance at beginning of period                  $ 35,906       $ 34,251
 Stock option exercise                                 70            338
 Cash dividends declared                             (157)          (142)

 Comprehensive income (loss):
      Net income (loss)                              (110)           619
      Net change in net unrealized gains and losses
      on securities available for sale, net of
      reclassification adjustments and tax effects    717           (302)
                                                  -----------    -----------
                                                  -----------    -----------
          Total comprehensive income (loss)           607            317
                                                  -----------    -----------
                                                  -----------    -----------

 Balance at end of period                         $ 36,426       $ 34,764
                                                  ===========    ===========





























See accompanying notes to (unaudited) consolidated financial statement



                             MFB CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    Three months ended December 31, 2004 and 2003

                                                                                                       Three Months Ended
                                                                                                           December 31,
                                                                                                      2004              2003
                                                                                                      ----              ----

Cash flows from operating activities
Net income                                                                                         $ (110)            $  619
Adjustments to reconcile net income to net cash from operating activities
     Depreciation and amortization, net of accretion                                                   470               397
     Provision for loan losses                                                                         300               300
     Net loss (gain) on securities available for sale                                                  948                 -
     Net realized gains from sales of loans                                                          (222)             (310)
     Accretion of intangible assets and purchase adjustments                                          (86)                 -
     Origination of loans held for sale                                                           (11,380)          (10,644)
     Impairment of mortgage servicing rights, net of recovery                                          138             (168)
     Proceeds from sales of loans held for sale                                                      9,850            14,843
     Equity in loss of investment in limited partnership                                                47                68
     Appreciation in cash surrender value of life insurance                                           (49)              (70)
     Stock dividend paid by FHLB                                                                      (93)              (81)
     Net change in:
          Accrued interest receivable                                                                   52                 3
          Other assets                                                                               (164)           (1,217)
          Accrued expenses and other liabilities                                                   (2,613)              (46)
                                                                                              ---------------   --------------
               Net cash used in operating activities                                               (2,912)             3,694
Cash flows from investing activities
Net change in interest-bearing time deposits in other financial institutions                             -           (1,000)
     Net change in loans receivable                                                                (1,932)           (9,179)
      Proceeds from:
          Principal payments of mortgage-backed and related securities                               3,292             2,320
          Maturities and calls of securities available for sale                                      2,100               500
     Purchase of:
          Securities available for sale                                                                  -           (1,997)
          Premises and equipment, net                                                                 (92)           (7,347)
                                                                                              -------------     --------------
Net cash from investing activities                                                                   3,368          (16,703)
Cash flows from financing activities
     Net change in deposits                                                                       (13,468)             2,257
     Repayment of FHLB and other borrowings                                                       (18,200)             (800)
     Proceeds from FHLB and other borrowings                                                        23,500                 -
     Proceeds from exercise of stock options                                                            61               239
     Net change in advances from borrowers for taxes and insurance                                 (2,274)             (988)
     Cash dividends paid                                                                             (157)             (142)
                                                                                              ---------------   --------------
                                                                                              ---------------   --------------
               Net cash used in financing activities                                              (10,538)               566
                                                                                              ---------------   --------------
                                                                                              ---------------   --------------
     Net change in cash and cash equivalents                                                      (10,082)          (12,443)
     Cash and cash equivalents at beginning of period                                                                 40,357
                                                                                                    28,595
                                                                                              ---------------   --------------
Cash and cash equivalents at end of period                                                        $ 18,513          $ 27,914
                                                                                              ===============   ==============
Supplemental disclosures of cash flow information Cash paid during the period for:
          Interest                                                                                $  2,538          $  2,650
          Income taxes                                                                                   -                90
Supplemental schedule of noncash investing activities:
      Transfer from:
          Loans receivable to loans held for sale                                                 $      -           $ 1,200
          Loans receivable to other real estate owned                                                    -                 -








                           MFB CORP. AND SUBSIDIARIES
             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2004

NOTE 1 - BASIS OF PRESENTATION  AND ACCOUNTING POLICIES

Nature of Operations: MFB Corp. is an Indiana unitary savings and loan holding company organized in 1993, and parent company of its wholly owned federal savings bank subsidiary, MFB Financial (the "Bank"). MFB Corp. and the Bank (collectively referred to as the "Company") conduct business from their corporate office in Mishawaka, Indiana, and eleven branch locations in St. Joseph and Elkhart Counties of Indiana. The Bank offers a variety of lending, deposit, trust and other financial services to its retail and business customers. The Bank's wholly-owned subsidiary, Mishawaka Financial Services, Inc., offers general property, casualty and life insurance to customers in the Bank's market area. The Bank's wholly-owned subsidiaries, MFB Investments I, Inc., MFB Investments II, Inc. and MFB Investments, LP are Nevada corporations and a Nevada limited partnership that manage the Bank's investment portfolio.

Basis of Presentation: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of the financial statements. In the opinion of management, the consolidated financial statements contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of December 31, 2004 and September 30, 2004, the consolidated statements of income, the condensed consolidated statements of changes in shareholders' equity and the consolidated statements of cash flows for the three months ended December 31, 2004 and 2003. All significant intercompany transactions and balances are eliminated in consolidation.

Reclassifications: Items in the prior consolidated financial statements are reclassified to conform with the current presentation.

Stock Based Compensation: The Board of Directors of the Company has adopted three stock option plans (the "Option Plans"). The number of options authorized under the Option Plans totals 450,000 shares of common stock. Officers, employees and outside directors of the Company and its subsidiary are eligible to participate in the Option Plans. The option exercise price has always been the fair market value of common stock on the date of the grant, and the option term cannot exceed ten years and one day from the date of the grant. As of December 31, 2004, all options granted have an exercise price of at least 100% of the market value of the common stock on the date of grant and no compensa-tion expense was recognized for stock options for the three months ended December 31, 2004 and 2003.

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

                                                         Three Months ended
                                                             December 31
                                                      (in thousands except per
share information)
                                                          2004          2003
                                                          ----          ----
Net Income (loss) as reported                           $  (110)       $  619
Less: Stock-based compensation expense determined
under fair value based method                                 34           49
                                                      ------------  -----------
                                                      ------------  -----------
Pro-forma net income (loss)                                (144)          570
                                                      ============  ===========
                                                      ============  ===========

Basic earnings (loss) per share as reported            $  (0.08)      $  0.48
Pro-forma basic earnings (loss) per share                 (0.11)         0.44

Diluted earnings (loss) per share as reported             (0.08)         0.45
Pro-forma diluted earnings (loss) per share               (0.11)         0.42


No stock options were granted during the quarter ended December 31, 2004. The weighted average fair value of stock options granted during the three months ended December 31, 2003 was $9.59 The fair value of options granted during the three months ended December 31, 2003 was estimated using an option pricing model with the following weighted average information as of the grant dates:

                                                           December 31,
                                                               2003
     Risk free rate of interest                               4.21%
     Expected option life                                   8 years
       Expected dividend yield                                1.37%
     Expected volatility                                     23.91%

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

The computations of basic earnings (loss) per common share and diluted earnings
(loss) per common share for the three month periods ended December 31, 2004 and 2003 are presented below.

                                                          Three Months Ended
                                                              December 31,
                                                         2004            2003
                                                         ----            ----

Basic Earnings (loss) Per Common Share
Numerator
    Net income (loss)                                 $ (110)           $ 619
                                                   ===========     ===========

Denominator
    Weighted average common shares outstanding
    for basic earnings (loss)  per common share         1,332           1,295
                                                   ===========     ===========

Basic Earnings (loss) Per Common Share               $ (0.08)           $0.48
                                                   ===========     ===========


Diluted Earnings (loss) Per Common Share
Numerator
    Net income (loss)                                 $ (110)           $ 619
                                                   ===========     ===========

Denominator
    Weighted average common shares outstanding
    for basic earnings (loss) per common share          1,332           1,295
    Add: Dilutive effects of assumed exercises
    of stock options                                        -              69
                                                     ---------     -----------
    Weighed average common and dilutive
    potential common shares outstanding                 1,332           1,364
                                                   ===========     ===========

Diluted Earnings (loss) Per Common Share              $(0.08)           $0.45
                                                   ===========     ===========



There were no antidilutive stock options for the three months ended December 31, 2003.

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale are as follows:


                                           ..........................December 31, 2004..........................
                                                                     -----------------
                                                                         (in thousands)

                                                                      Gross            Gross
                                                   Amortized       Unrealized        Unrealized          Fair
                                                     Cost             Gains            Losses            Value
Debt securities
     U.S. Government and federal agencies             $ 7,161            $   22          $  (23)           $ 7,160
     Municipal bonds                                      343                10                -               353
     Mortgage-backed                                   41,949               158            (157)            41,950
     Corporate notes                                    7,737               119            (241)             7,615
                                                  ------------    --------------    -------------    --------------
                                                       57,190               309            (421)            57,078
Marketable equity securities                            3,180                 -                -             3,180
                                                  ------------    --------------    -------------    --------------
                                                      $60,370           $   309         $  (421)          $ 60,258

                                                 ============    ==============    =============    ==============


                                           ..........................September 30, 2004.........................
                                                                     ------------------
                                                                                 (in thousands)
                                                                      Gross            Gross
                                                   Amortized       Unrealized        Unrealized          Fair
                                                     Cost             Gains            Losses            Value
Debt securities
     U.S. Government and federal agencies            $  9,304           $    54         $    (6)          $  9,352
     Municipal bonds                                      343                13                -               356
     Mortgage-backed                                   45,266               232             (93)            45,405
     Corporate notes                                    7,734               132            (211)             7,655
                                                  ------------    --------------    -------------    --------------
                                                       62,647               431            (310)            62,768
Marketable equity securities                            4,128                 -            (875)             3,253
                                                  ------------    --------------    -------------    --------------
                                                     $ 66,775           $   431        $ (1,185)          $ 66,021
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

At December 31, 2004, management recorded a non-cash impairment charge through earnings of $948,000 ($626,000 net of tax) for the decline in the value of $2.0 million of Fannie Mae ("FNMA") and $2.0 million of Freddie Mac ("FHLMC") floating rate preferred stock securities it holds. The recent downgrade in rating on the FNMA security due to recently disclosed accounting issues, the duration of the suppressed market value on both the FNMA and FHLMC securities and inability to project when market value recovery would occur led management to record the write-down. The unrealized losses on marketable equity securities decreased from $875,000 at September 30, 2004 to $-0- at December 31, 2004 as a result of the non-cash impairment charge. The fair value of the FNMA and FHLMC securities was $3.05 million at December 31, 2004. The remaining $128,000 in marketable equity securities is a corporate stock held at the holding company at December 31, 2004.

Related to the unrealized losses for debt securities classified as corporate notes, $186,000 at December 31, 2004 of unrealized losses is attributable to a trust preferred bond issued by a regional banking organization. This unrealized loss is primarily attributable to the low interest rate environment, and the variable interest rate structure of the bond. Such interest rate adjustments resulted in coupons being set at a level lower than today's market. As interest rates rise and the bonds coupon rate increases, management anticipates recovery of the unrealized losses. Management has the ability to hold this bond to maturity, at which time the face value of the bond would be realized. Credit issues are not considered to be a significant factor relative to the current unrealized losses.
NOTE 4 - LOANS RECEIVABLE, NET

Loans receivable at December 31, 2004 and September 30, 2004 are summarized as follows:

                                                                                             December 31,        September 30,
                                                                                                 2004                2004
                                                                                          -----------------    ----------------
                                                                                                      (in thousands)
First mortgage loans (principally conventional)
          Principal balances
          Secured by one to four family  residences                                             $   174,657          $  176,817
          Construction loans                                                                         14,758              20,259
          Others                                                                                      3,546               3,899
                                                                                           -----------------    ----------------
                                                                                                    192,961             200,975
         Net deferred loan origination fees                                                           (548)               (556)
         Undisbursed portion of construction and other mortgage loans                                     9               (139)
                                                                                           -----------------    ----------------
               Total first mortgage loans                                                           192,422             200,340

Commercial loans:
     Principal balances
          Commercial                                                                            $    68,043          $   61,753
          Commercial real estate                                                                    101,534              99,198
                                                                                           -----------------    ----------------
                                                                                           -----------------    ----------------
                                                                                                    169,577             160,951
         Net deferred loan origination fees                                                           (331)               (347)
         Undisbursed portion of commercial loans                                                      (221)                   -
                                                                                           -----------------    ----------------
                                                                                           -----------------    ----------------
              Total commercial loans                                                                169,025             160,604

Consumer loans:
          Home equity and second mortgage                                                       $    33,440          $   32,007
          Other                                                                                       6,736               6,973
                                                                                           -----------------    ----------------
                                                                                                     40,176              38,980
           Net deferred loan origination fees                                                            20                   -
           Undisbursed portion of consumer loans loans                                                   52                   -
                                                                                           -----------------    ----------------
                                                                                           -----------------    ----------------
               Total consumer loans                                                                  40,248              38,980

                                                                                           -----------------    ----------------

Total loans receivable                                                                          $   401,695          $  399,924
                                                                                           =================    ================


Activity in the allowance for loan losses is summarized as follows for the three months ended December 31, 2004 and for the year ended September 30, 2004.

                                                                                            December 31,        September 30,
                                                                                                2004                 2004
                                                                                           ----------------    -----------------
                                                                                                      (in thousands)
Balance at beginning of period                                                                $ 6,074              $  5,198

     Provision for loan losses                                                                    300                   800

     Acquired allowance for loan losses                                                             -                   602

     Charge-offs                                                                                  (14)                 (543)

     Recoveries                                                                                     1                    17
                                                                                           ---------------     --------------
Balance at end of period                                                                     $   6,361             $  6,074

                                                                                           ================    =================


NOTE 4 - LOANS RECEIVABLE, NET (continued)

                                                                                         Quarter Ended           Year Ended
                                                                                         December 31,           September 30,
Impaired loans were as follows:                                                              2004                   2004
                                                                                       ------------------     ------------------
                                                                                                    (in thousands)
Quarter-ended and year-end balances with no allocated allowance for loan losses
                                                                                                  $    -                 $    -
Quarter-ended and year-end loans with allocated allowances for loan losses                         2,489                  2,217
                                                                                       ------------------     ------------------
                                                                                Total           $  2,489               $  2,217
                                                                                       ==================     ==================

Amount of the allowance for loan losses allocated                                        $         1,075            $       995

Average of impaired loans                                                                          2,503                  2,506

Interest income recognized during impairment                                                          20                     82

Cash-basis interest income recognized during impairment                                               18                     73

Non-performing assets were as follows:
                                                                                         December 31,          September 30,
                                                                                             2004                  2004
                                                                                       ------------------    ------------------
                                                                                                   (in thousands)
Loans past due over 90 days still on accrual status                                               $    -                $    -
Non-accrual loans                                                                                  3,011                 2,719
                                                                                       ------------------    ------------------
                                                                                       ------------------    ------------------
      Total non-performing loans                                                                   3,011                 2,719
                                                                                       ------------------    ------------------
                                                                                       ------------------    ------------------
Other real estate                                                                                  1,471                 1,527
                                                                                       ------------------    ------------------
                                                                                       ------------------    ------------------
     Total non-performing assets                                                                $  4,482              $  4,246
                                                                                       ==================    ==================

NOTE 5 - PREMISES AND EQUIPMENT, NET

                                                                                         December 31,          September 30,
Premises and equipment are summarized as follows:                                            2004                  2004
                                                                                       ------------------    ------------------
                                                                                                   (in thousands)
Land                                                                                            $  4,493          $      4,493
Building and improvements                                                                         13,217                13,187
Furniture and equipment                                                                            6,378                 6,319
                                                                                             -----------         -------------
Total                                                                                             24,088                23,999
Accumulated depreciation and amortization                                                        (4,923)               (4,615)
                                                                                             -----------         -------------
Total Premises and Equipment                                                                 $    19,165         $      19,384
                                                                                             -----------         -------------

Depreciation and amortization of premises and equipment included in occupancy and equipment expense was approximately $307,000 for the three months ended December 31, 2004 and $182,000 for the three months ended December 31, 2003.

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

RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

The Company's consolidated net loss for the three months ended December 31, 2004 was ($110,000) or ($0.08) diluted loss per common share, compared to net income of $619,000 or $0.45 diluted earnings per share, for the three months ended December 31, 2003. During the first quarter ended December 31, 2004, MFB Corp. recorded a non-cash impairment charge through earnings of $948,000 ($626,000 net of tax) for the decline in the value of $2.0 million of Fannie Mae ("FNMA") and $2.0 million of Freddie Mac ("FHLMC") floating rate preferred stock securities it holds. Management has chosen to conservatively interpret current accounting guidance by recording the decline in value as an "other than temporary" impairment. These two preferred stock issues remain investment grade (FNMA-"A+"and FHLMC- "Aa3"), and have never defaulted on payment. However, a recent downgrade in rating on the FNMA security due to recently disclosed accounting issues, the duration of the suppressed market value on both the FNMA and FHLMC securities and inability to project when market value recovery would occur led management to record the write-down. The charge had no impact on the Company's capital position at quarter end since market value declines were already being recognized as a mark to market adjustment through equity capital on the balance sheet. Without the impairment charge, net income for the three months ended December 31, 2004 would have been $516,000, or $0.38 diluted earnings per share. MFB Corp's decrease in net income for the first fiscal quarter from the prior comparable period was primarily attributable to decline in noninterest income due to the impairment charge mentioned above and an impairment charge on the Company's mortgage servicing rights. In addition, noninterest expense increased from last year, offset by an increase in net interest income. The three months period ended December 31, 2004 experienced a decline in income tax expense compared to last year due to the change in income
(loss) before income taxes.

MFB Corp's net interest income before provision for loan losses for the three month period ended December 31, 2004 totaled $3.6 million compared to $2.8 million for the same period last year. The increase in net interest income for the three month period was due to an increase in loan and investment interest income, offset by an increase in interest on FHLB advances and deposit interest expense. The increases were primarily attributable to the additional assets and liabilities acquired from Sobieski Bank in August, 2004.

The provision for loan losses was $300,000 for both the first quarter this year and last year. The percentage of non-performing assets to loans remained constant at 1.11% at both December 31, 2004 and 2003.

Total noninterest income decreased from $1.5 million for the first quarter last year to $375,000 for the first quarter this year primarily due to the preferred equity security write-down of $948,000 discussed above. A mortgage servicing rights valuation impairment charge occurred in the quarter ended December 31, 2004 totaling $138,000 compared to a recovery of $168,000 for the first quarter last year. All other noninterest income increased from $1.3 million last year to $1.5 million this year primarily due to increased deposit fees.

Noninterest expense increased from $3.3 million for the first quarter last year to $4.0 million for the first quarter this year. Occupancy expenses related to the operation of three acquired branches, the opening of another branch and new Corporate offices were the significant contributors to this increase. Other areas of increase were salaries and employee benefits, data processing, deposit insurance, advertising and consulting expenses related to two revenue enhancement projects.

As reported in two separate press releases and on Form 8k filings dated January 31, 2005 and February 2, 2005, MFB Corp. has entered into two long term lease arrangements at its new corporate offices with new tenants. The tenants are expected to begin occupying the rented space during the Company's third fiscal quarter ended June 30, 2005. Rental income for that space is expected to approximate $100,000 for the fiscal year ended September 30, 2005 and $275,000 for the fiscal year ended September 30, 2006. The tenants will both compensate MFB for their share of specified operating expenses based on occupied square footage pursuant to the terms of the leases.

BALANCE SHEET COMPOSITION

COMPARISON OF DECEMBER 31, 2004 TO SEPTEMBER 30, 2004
The Company's total assets decreased from $541.2 million as of September 30, 2004 to $528.3 million as of December 31, 2004.

Cash and cash equivalents decreased from $28.6 million at September 30, 2004 to $18.5 million at
December 31, 2004. Net cash used in operating activities amounted to $2.9 million and net cash used in financing activities totalled $10.5 million, offset by net cash from investing activities amounting to $3.3 million during the three months ended December 31, 2004.

As of December 31, 2004, the total securities available for sale portfolio amounted to $60.3 million, a decrease of $5.7 million from $66.0 million at September 30, 2004. The securities portfolio activity during that period included security maturities and sales of $2.1 million and principal payments on mortgage-backed and related securities of $3.3 million.

Premises and equipment decreased from $19.4 million at September 30, 2004 to $19.2 million at December 31, 2004 primarily due to depreciation of $309,000.

As of December 31, 2004, loans receivable were $401.7 million, an increase of $1.8 million from $399.9 million at September 30, 2004. Commercial loans outstanding increased by $8.4 million from $160.6 million at September 30, 2004 to $169.0 million at December 31, 2004. Consumer loans, including home equity and second mortgages, increased $1.3 million during the three month period. Mortgage loans decreased by $7.9 from $200.3 million at September 30, 2004 to $192.4 million at December 31, 2004 due primarily to a decline in builder construction loans. Loans held for sale at December 31, 2004 increased to $2.7 million from $1.0 million at September 30, 2004. Diversification of the mix of loans on the balance sheet continues to be a focus to improve profit margins, control margin volatility and to appeal to a broader range of existing and potential customers.

During the first quarter ended December 31, 2004, the Company completed secondary market mortgage loan sales totaling $9.9 million and the net gains realized on these loan sales were $222,000 including $124,000 related to recording mortgage loans servicing rights. During the quarter ended December 31, 2003, the Company completed secondary market mortgage loan sales totaling $14.8 million and the net gains realized on these loan sales were $310,000 including $184,000 related to recording mortgage loans servicing rights. The loans sold this year were primarily fixed rate mortgage loans with maturities of fifteen years or longer. The sale of loan production serves as a source of additional liquidity and management anticipates that the Company will continue to deliver fixed rate loans to the secondary market to meet consumer demand, manage interest rate risk, and diversify the asset mix of the Company. On a non-recurring basis, to meet liquidity needs that arise, the Company may sell certain adjustable rate loans from its portfolio.

The allowance for loan losses increased from $6.1 million, or 1.53% of loans, at September 30, 2004 to $6.4 million or 1.58% of loans at December 31, 2004. The increase is primarily attributable to the growing commercial loan portfolio. The allowance is maintained through the provision for loan losses, which is charged to earnings. The Company's nonperforming assets have increased from $4.2 million at September 30, 2004 to $4.5 million at December 31, 2004. Impaired loans were $2.5 million for December 31, 2004 and $2.2 million for September 30, 2004. In management's opinion, the allowance for loan losses is adequate to cover probable incurred losses at December 31, 2004.

Total liabilities decreased from $505.3 million at September 30, 2004 to $491.9 million at December 31, 2004. Total deposits decreased $13.6 million from $357.9 million at September 30, 2004 to $344.2 million at December 31, 2004. The decrease consisted of a $4.9 million decrease in time deposits, a $4.1 million decrease in noninterest bearing demand deposits and a $4.6 million decrease in Savings, Now and MMDA deposits. The decline was partially attributable to a reduction in public fund deposits and customer tax payments. FHLB advances increased from $133.4 million at September 30, 2004 to $138.5 million at December 31, 2004. The $138.5 million of Federal Home Loan Bank advances have a weighted average interest rate of 5.41% and mature over the next seven years. A total of $23.5 million of the advances mature in the next twelve months. Accrued liabilities and expenses declined from $7.5 million in September 2004 to $2.6 million in December 2004. This decline is the result of payments for borrowers for property tax payments in November 2004.

Total shareholders' equity increased from $35.9 million as of September 30, 2004 to $36.4 million as of December 31, 2004. MFB Corp's equity to assets ratio was 6.89% at December 31, 2004 compared to 6.61% at September 30, 2004. The book value of MFB Corp. stock increased from $27.02 at September 30, 2004 to $27.35 at December 31, 2004.

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

Liquid assets were $80.2 million as of December 31, 2004 compared to $96.1 million as of September 30, 2004. This decrease was due to the reduction in deposits of $13.6 million between December 31, 2004 and September 30, 2004 which led to a reduction in cash and cash equivalents of $10.1 million over that same period. Management believes the liquidity level as of December 31, 2004 is sufficient to meet anticipated cash needs.

Short-term borrowings or long-term debt, such as Federal Home Loan Bank advances, are used to supplement other sources of funds such as deposits and to assist in asset/liability management. As of December 31, 2004, total FHLB borrowings amounted to $138.5 million and were originally used primarily to fund loan portfolio growth. The Bank had commitments to fund loan originations with borrowers totaling $88.4 million at December 31, 2004, including $67.7 million in available consumer and commercial lines and letters of credit. Certificates of deposit scheduled to mature in one year or less totaled $108.3 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient cash flow and other cash resources to meet current and anticipated loan funding commitments, deposit customer withdrawal requirements and operating expenses.

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

The Bank's actual capital and required capital amounts and ratios at December 31, 2004 and September 30,2004 are presented below:
below:

                                                                                                            Requirement to be
                                                                                                            Well Capitalized Under
                                                                                Requirement for Capital     Prompt Corrective
                                                           Actual                  Adequacy Purposes        Actual Provisions
                                                     Amount         Ratio        Amount       Ratio         Amount      Ratio

As of December 31, 2004
 Total capital
     (to risk weighted assets)                      $ 37,761        10.18%       $ 29,685     8.00%         $37,106     10.00%
     Tier 1 (core) capital
     (to risk weighted assets)                        34,151         8.98          14,842     4.00           22,264      6.00
     Tier 1 (core) capital
     (to adjusted total assets)                       34,151         6.55          21,139     4.00           26,057      5.00

As of September 30, 2004
 Total capital
     (to risk weighted assets)                      $ 36,870        10.04%       $ 29,368     8.00%         $36,710     10.00%
     Tier 1 (core) capital
     (to risk weighted assets)                        33,562         8.88          14,684     4.00           22,026      6.00
     Tier 1 (core) capital
     to adjusted total assets)                        33,562         6.29          21,334     4.00           26,668      5.00

As of December 31, 2004, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.


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

CRITICAL ACCOUNTING POLICIES

Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities available for sale and other financial instruments and the valuation of mortgage servicing rights.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs, less recoveries. Management estimates the allowance for loan losses balance required by evaluating current economic conditions, changes in character and size of the loan portfolio, delinquencies and adequacy of loan collateral securing loan delinquencies, historical and estimated charge offs and other pertinent information derived from a review of the loan portfolio. Allocations of the allowance for loan losses may be made for specific loans, but the entire allowance for loan losses is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance for loan losses when management believes the loan balance is uncollectible.

A loan is impaired when the full payment of principal and interest is not expected to be paid in accordance with the original terms of the loan. Impairment is evaluated in total for small-balance loans of similar nature such as residential mortgage and consumer loans, and on an individual loan basis for commercial loans. If a loan is impaired, a portion of the allowance for loan losses is allocated so that the loan is reported on a net basis at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Fair Value of Securities Available for Sale: Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Additionally, securities available for sale are required to be written down to fair value when a decline in fair value is not temporary; therefore, future changes in the fair value of securities could have a significant impact on the Company's results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline. Other comprehensive income (loss), net of tax, totaled $717,000 and ($302,000) for the three months ended December 31, 2004 and 2003, respectively. The increase in the other comprehensive income (loss), net of tax is primarily the result of the impairment write down for securities mentioned in Note 3.

Mortgage Servicing Rights: Servicing rights represent both purchased rights and the allocated value of servicing rights retained on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, determined using prices for similar assets with similar characteristics or discounted cash flows using market based assumptions. Any impairment of a grouping is reported as a valuation allowance. Changes in interest rates and the level of refinance activity can have volatile effects on the carrying value of servicing rights. The Company obtains an outside appraisal on a quarterly basis from a national firm who specializes in mortgage servicing valuation. This valuation is used to evaluate the Company's mortgage servicing rights asset for impairment. As December 31, 2004, mortgage servicing rights had a carrying value of $1.98 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to interest rate risk to the extent that its interest-bearing liabilities, primarily deposits and Federal Home Loan Bank
(FHLB) advances, reprice more rapidly or at different rates than its interest-earning assets.

A key element of the Company's asset/liability plan is to protect net earnings by managing the maturity or repricing mismatch between its interest-earning assets and rate-sensitive liabilities. Historically, the Company has sought to reduce exposure to its earnings through the use of adjustable rate loans and through the sale of fixed rate loans in the secondary market, and by extending funding maturities through the use of FHLB advances.

As part of its efforts to monitor and manage interest rate risk, the Company uses the Net Portfolio Value ("NPV") methodology adopted by the Office of Thrift Supervision (OTS) as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance-sheet contracts. The difference is the NPV, which was 8.72% as of September 30, 2004, down slightly from 9.05% at September 30, 2003. Management and the Board of Directors review the OTS measurements on a quarterly basis to determine whether the Company's interest rate exposure is within the limits established by the Board of Directors in the Company's interest rate risk policy.

The Company's asset/liability management strategy dictates acceptable limits on the amounts of change in NPV given certain changes in interest rates. The tables presented here, as of September 30, 2004, is an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 100 basis points (Due to the abnormally low interest rate environment at September 30, 2004, data was not available from the OTS for the shift downward in rates by 200 and 300 basis points).


As illustrated in the September 30, 2004 table below, the Company's interest rate risk is sensitive to both rising and declining rates. The decline in NPV with a rate reduction is due to the change in value of fixed rate Federal Home Loan Bank borrowings that would occur. The decline in NPV with a rate increase is due to the relative volume of mortgage assets with fixed rate characteristics in the OTS model over the volume of liabilities with fixed rate characteristics.

                                          September 30, 2004
  Change in                     (Dollars in Thousands)
Interest Rates                                           NPV as % of Portfolio
  In Basis                 Net Portfolio Value               Value of Assets
  Points           ---------------------------------     ---------------------
                                                         NPV
(Rate Shock) (1)  $ Amount     $ Change     % Change     Ratio     %Change (1)
 ----------  ---  --------      --------    --------     -----     -----------
      +300        $ 36,125     $(12,586)      (26)%       6.80%      (192) bp
      +200          41,987       (6,725)      (14)        7.76        (96) bp
      +100          46,357       (2,355)       (5)        8.42        (30) bp
         0          48,712            -         -         8.72              -
      (100)         47,138       (1,574)       (3)        8.37        (35) bp
(1)   Expressed in basis points

Specifically, the September 30, 2004 table indicates that the Company's NPV was $48.7 million or 8.72% of the market value of portfolio assets. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $6.7 million or 14% decrease in the Company's NPV and would result in a 96 basis point decrease in the Company's NPV ratio to 7.76%. Also, an immediate 100 basis point decrease in market interest rates would result in a $1.6 million or 3% decrease in the Company's NPV, and a 35 basis point decrease in the Company's NPV ratio to 8.37%.

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

The Board of Directors and management of the Company believe that certain factors afford the Company the ability to operate successfully despite its exposure to interest rate risk. The Company manages its interest rate risk by originating and selling the majority of its fixed rate one-to-four family real estate loans. While the Company generally originates adjustable rate mortgage loans for its own portfolio, fixed rate first mortgage loans may be retained in the portfolio from time to time. Loans classified as held for sale as of December 31, 2004 totaled $2.7 million compared to $1.0 million at September 30, 2004. The Company retains the servicing on the majority of loans sold in the secondary market and, at December 31, 2004, $208.0 million in such loans were being serviced for others.

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

           None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

           None

Item 3.    Defaults Upon Senior Securities.

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.   Other Information.

           None

Item 6.    Exhibits.

              10(1) Lease dated January 28, 2005 between MFB Financial and May
                    Oberfell, Lorber.**
              10(2) Lease dated January 26, 2005 between MFB Financial and
                    Mellinger Financial Services, Inc.**
              10(3) Form of Incentive Stock Option Agreement
              10(4) Form of Non-Qualified Stock Option Agreement
              10(5) MFB Financial Bank Incentive Plan (For All Non-BIC Program
                    Employees-Executive Managment)
              31(1) Certification required by 17 C.F.R.ss. 240.13a-14(a). 31(2) Certification required by 17 C.F.R.ss. 140.13a-14(a).
              32 Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004.


                **Portions of the referenced Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Exchange Act Rule 24b-2

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




MFB CORP.




Date: 02/14/05                       By       /s/ Charles J Viater
      --------                       -----------------------------------------
                                     Charles J. Viater
                                     President and Chief Executive Officer



Date: 02/14/05                       By       /s/ Thomas J. Flournoy
      --------                       -----------------------------------------
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



Date:___02/14/05_______________              /s/ Charles J Viater
                                             --------------------------------
                                             Charles J. Viater
                                             Chief Executive Officer

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



Date:__02/14/05_______________               /s/ Thomas J Flournoy
                                            -------------------------------
                                            Thomas J. Flournoy
                                            Chief Financial Officer

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

         Signed this 14th day of February, 2005.




 /s/ Thomas J Flournoy                     /s/ Charles J Viater
-----------------------------              -------------------------------
Thomas J. Flournoy                         Charles J. Viater

Chief Financial Officer                    Chief Executive Officer
-----------------------------              -------------------------------
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