Form 10-Q
period 2005-03-31
MFB CORP
filed 2005-05-12
CIK 916396

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED March 31, 2005

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                   FROM ____________________ TO ____________________

                       Commission file number: 0-23374

                                 MFB CORP.
            (Exact name of registrant as specified in its charter)

                Indiana                                35-1907258
       State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization             (Identification Number)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
                             Yes              No   X
                                -----            -----

The number of shares of the registrant's common stock, without par value, outstanding as of April 30, 2005 was 1,353,460.



                     MFB CORP. AND SUBSIDIARIES
                             FORM 10-Q

                               INDEX


                                                                      Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

       Consolidated Balance Sheets
       March 31, 2005 (Unaudited) and September 30, 2004                  3

       Consolidated Statements of Income (Unaudited)
       Three and six months ended March 31, 2005 and 2004                 4

       Condensed Consolidated Statements of Changes in Shareholders'
       Equity (Unaudited)
         Three and six months ended March 31, 2005 and 2004               5

       Consolidated Statements of Cash Flows (Unaudited)
       Six months ended March 31, 2005 and 2004                           6

       Notes to (Unaudited) Consolidated Financial Statements
       March 31, 2005                                                     7

   Item 2.  Management's Discussion and Analysis of Financial Condition
                 And Results of Operations

        General                                                          13

          Results of Operations
                              13

          Balance Sheet Composition                                      14

          Liquidity and Capital Resources                                15

          Critical Accounting Policies                                   16

   Item 3. Quantitative and Qualitative Disclosures About Market Risk    17

   Item 4. Controls and Procedures                                       19

   Part II.  Other Information


   Items 1-6.                                                            20

   Signatures                                                            21

   Certifications                                                        22




                            MFB CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       March 31, 2005 and September 30, 2004
                    (in thousands except per share information)

                                                                                                                  (Unaudited)
                                                                                               March 31,         September 30,
                                                                                                   2005                  2004
                                                                                           -----------------    -----------------
                                                                                           -----------------    -----------------

ASSETS
Cash and due from financial institutions                                                         $    7,506            $   9,524
Interest - bearing deposits in other
financial institutions - short term                                                                   8,152               19,071
                                                                                           -----------------    -----------------
     Total cash and cash equivalents                                                                 15,658               28,595

Securities available for sale                                                                        56,605               66,021
Other Investments                                                                                    12,656               12,628

Loans held for sale                                                                                   1,819                1,034

Mortgage Loans                                                                                      191,552              200,705
Commercial Loans                                                                                    169,384              160,182
Consumer Loans                                                                                       39,364               39,037
                                                                                           -----------------    -----------------
                                                                                           -----------------    -----------------
     Loans receivable                                                                               400,300              399,924
     Less: allowance for loan losses                                                                (6,201)              (6,074)
                                                                                           -----------------    -----------------
          Loan receivable, net                                                                      394,099              393,850

Premises and equipment, net                                                                          19,151               19,384
Mortgage servicing rights                                                                             2,146                2,092
Cash surrender value of life insurance                                                                5,808                5,707
Goodwill                                                                                              2,423                2,423
Other intangible assets                                                                               2,413                2,693
Other assets                                                                                          7,342                6,795
                                                                                           -----------------    -----------------
               Total assets                                                                     $   520,120           $  541,222
                                                                                           =================    =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
          Noninterest-bearing demand deposits                                                   $    29,260           $   31,658
          Savings, NOW and MMDA deposits                                                            129,958              136,099
          Time deposits                                                                             183,336              190,136
                                                                                           -----------------    -----------------
               Total deposits                                                                       342,554              357,893

     FHLB advances                                                                                                       133,443
                                                                                                    129,391
     Loans from correspondent banks                                                                   6,500                6,500
     Accrued expenses and other liabilities                                                           4,570                7,480
                                                                                           -----------------    -----------------
          Total liabilities                                                                         483,015              505,316

Shareholders' equity
     Common stock, no par value, 5,000,000 shares authorized;
          shares issued: 1,689,417 - 03/31/05 and 9/30/04;
          shares outstanding: 1,353,460 - 03/31/05 and 1,329,060 - 9/30/04                           12,371               12,486
     Retained earnings - substantially restricted                                                    32,555               32,195
     Accumulated other comprehensive income (loss),
          net of tax of ($198) - 03/31/05 and $38 - 9/30/04                                           (351)                (792)
     Treasury stock, 335,957 common shares - 03/31/05;
          360,357 common shares - 9/30/04, at cost                                                  (7,470)              (7,983)
                                                                                           -----------------    -----------------
          Total shareholders' equity                                                                 37,105               35,906
                                                                                           -----------------    -----------------
               Total Liabilities and Shareholders' equity                                       $   520,120           $  541,222
                                                                                           =================    =================

       See accompanying notes to (unaudited) consolidated financial statements

                            MFB CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 Three and Six months ended March 31, 2005 and 2004
                    (in thousands except per share information)


                                                                Three Months Ended                Six Months Ended
                                                                     March 31,                        March 31,

                                                               2005             2004               2005               2004
                                                       --------------    -------------     --------------     --------------

Interest income
    Loans receivable, including fees                     $     6,022      $     5,010       $     12,112      $      10,075
    Securities - taxable                                         641              391              1,327                801
    Other interest-bearing assets                                 37               45                 92                 97
                                                       --------------    -------------     --------------     --------------
          Total interest income                                6,700            5,446             13,531             10,973
Interest expense
    Deposits                                                   1,594            1,324              3,207              2,671
    FHLB advances and other borrowings                         1,619            1,375              3,274              2,747
                                                       --------------    -------------     --------------     --------------
          Total interest expense                               3,213            2,699              6,481              5,418
                                                       --------------    -------------     --------------     --------------
Net interest income                                            3,487            2,747              7,050              5,555
Provision for (recovery of) loan losses                         (29)              200                271                500
                                                       --------------    -------------     --------------     --------------
Net interest income after provision for                        3,516            2,547              6,779              5,055
     (recovery of) loan losses
Noninterest income
     Service charges on deposit accounts                         757              732              1,586              1,421
     Trust fee income                                            101              131                200                257
     Insurance commissions                                        50               42                100                 92
     Net realized gains from sales of loans                      179              235                401                545
     Mortgage servicing asset recovery (impairment)              159            (170)                 21                (2)
     Net gain (loss) on securities available for sale              -                -              (948)                  -
     Other                                                       205              225                466                356
                                                       --------------    -------------     --------------     --------------
          Total noninterest income                             1,451            1,195              1,826              2,669
Noninterest expense
     Salaries and employee benefits                            1,808            1,666              3,664              3,398
     Occupancy and equipment                                     866              689              1,653              1,221
     Professional and consulting fees                            133              206                371                343
     Data processing expense                                     198              156                395                277
     Other expense                                               928              682              1,841              1,415
                                                       --------------    -------------     --------------     --------------
          Total noninterest expense                            3,933            3,399              7,924              6,654

Income before income taxes                                     1,034              343                681              1,070
Income tax expense (credit)                                      238             (10)                (5)                 98
                                                       --------------    -------------     --------------     --------------
Net income                                               $       796       $      353       $        686         $      972
                                                       ==============    =============     ==============     ==============
Basic earnings per common share                          $      0.59       $     0.27       $       0.51         $     0.75
Diluted earnings per common share                        $      0.58       $     0.26       $       0.50         $     0.71




   See accompanying notes to (unaudited) consolidated financial statements

                          MFB CORP. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                       SHAREHOLDERS' EQUITY (UNAUDITED)
              Three and Six months ended March 31, 2005 and 2004
                                 (in thousands)

                                                                  Three Months Ended         Six Months Ended
                                                                       March 31,                  March 31,
                                                                2005           2004          2005           2004
                                                                ----           ----          ----           ----


      Balance at beginning of period                           $ 36,426       $ 34,764      $ 35,906       $ 34,251
      Stock option exercise                                         328            474           398            808
      Cash dividends declared                                     (169)          (157)         (326)          (299)

      Comprehensive income (loss):
           Net income                                               796            353           686            972
           Net change in net unrealized gains and losses
      on         securities available for sale, net of
              reclassification adjustments and tax effects        (276)           (68)           441          (366)
                                                             -----------    -----------    ----------     ----------
               Total comprehensive income                           520            285         1,127            606
                                                             -----------    -----------    ----------     ----------

      Balance at end of period                                 $ 37,105       $ 35,366      $ 37,105       $ 35,366
                                                             ===========    ===========    ==========     ==========


    See accompanying notes to (unaudited) consolidated financial statement



                          MFB CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) Three and Six months ended March 31, 2005 and 2004
                                 (in thousands)

                                                                                                        Six Months Ended
                                                                                                            March 31,
                                                                                                      2005              2004
                                                                                                      ----              ----

Cash flows from operating activities
Net income                                                                                       $    686             $  972

   Adjustments to reconcile net income to net cash from operating activities
     Depreciation and amortization, net of accretion                                                   946               585
     Provision for loan losses                                                                         271               500
     Net loss (gain) on securities available for sale                                                  948                 -
     Net realized gains from sales of loans                                                          (401)             (545)
     Amortization of mortgage servicing rights                                                          81               207
     Accretion of intangible assets and purchase adjustments                                         (172)                 -
     Origination of loans held for sale                                                           (10,535)          (20,901)
     Impairment of mortgage servicing rights, net of recovery                                         (21)                 2
     Proceeds from sales of loans held for sale                                                      9,849            24,861
     Equity in loss of investment in limited partnership                                               161               103

     Appreciation in cash surrender value of life insurance                                          (101)             (120)
     Stock dividend paid by FHLB                                                                     (188)             (163)
     Net change in:
          Accrued interest receivable                                                                 (41)                52
          Other assets                                                                               (229)           (1,085)
          Accrued expenses and other liabilities                                                   (1,530)               998
                                                                                              ------------- -- --------------
               Net cash used in operating activities                                                 (276)             5,466
Cash flows from investing activities
Net change in interest-bearing time deposits in other financial institutions                             -             (500)
     Net change in loans receivable                                                                  (816)          (14,085)
      Proceeds from:
          Principal payments of mortgage-backed and related securities                               6,410             3,843
          Maturities and calls of securities available for sale                                      2,100             7,444
     Purchase of:
          Securities available for sale                                                                  -           (5,798)
          Premises and equipment, net                                                                (401)           (8,988)
                                                                                              -------------    --------------
Net cash from investing activities                                                                   7,293          (18,084)
Cash flows from financing activities
     Net change in deposits                                                                       (14,986)           (2,903)
     Repayment of FHLB and other borrowings                                                       (47,450)           (1,100)
     Proceeds from FHLB and other borrowings                                                        43,800                 -
     Proceeds from exercise of stock options                                                           392               523
     Net change in advances from borrowers for taxes and insurance                                 (1,381)             (199)
     Cash dividends paid                                                                             (329)             (299)
                                                                                              -------------    --------------
               Net cash used in financing activities                                              (19,954)           (3,978)
                                                                                              -------------    --------------
     Net change in cash and cash equivalents                                                      (12,937)          (16,596)
     Cash and cash equivalents at beginning of period                                               28.595            40,357
                                                                                              -------------    --------------
Cash and cash equivalents at end of period                                                       $  15,658        $   23,761
                                                                                              =============    ==============

Supplemental disclosures of cash flow information
   Cash paid during the period for:
          Interest                                                                               $   6,506        $    5,275
          Income taxes                                                                                 175               470

Supplemental schedule of noncash investing activities:
      Transfer from:
          Loans receivable to loans held for sale                                                $     785        $      -
          Loans receivable to other real estate owned                                                   -              1,256








                       MFB CORP. AND SUBSIDIARIES
          NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2005

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

Basis of Presentation: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of the financial statements. In the opinion of management, the consolidated financial statements contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of March 31, 2005 and September 30, 2004, the consolidated statements of income and the condensed consolidated statements of changes in shareholders' equity for the three and six months ended March 31, 2005 and 2004 and the consolidated statements of cash flows for the six months ended March 31, 2005 and 2004. All significant intercompany transactions and balances are eliminated in consolidation.

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

                                                                             Three Months ended           Six Months ended

                                                                                    March 31                   March 31

                                            (in thousands except per share information)



                                                                             2005         2004             2005          2004
                                                                             ----         ----             ----          ----

Net Income (loss) as reported                                                  $  796       $  353           $  686         $  972
Less: Stock-based compensation expense determined under fair value
based method                                                                       36           72               70            121
                                                                         ------------- ------------    ------------- --------------
Pro-forma net income (loss)                                                       760          281              616            851
                                                                         ============= ============    ============= ==============


Basic earnings (loss) per share as reported                                   $  0.59      $  0.27           $ 0.51        $  0.75
Pro-forma basic earnings (loss) per share                                        0.57         0.21             0.46           0.65

Diluted earnings (loss) per share as reported                                    0.58         0.26             0.50           0.71
Pro-forma diluted earnings (loss) per share                                      0.55         0.20             0.45           0.62


No stock options were granted during the six months ended March 31, 2005. The weighted average fair value of stock options granted during the six months ended March 31, 2004 was $9.52. The fair value of options granted during the six months ended March 31, 2004 was estimated using an option pricing model with the following weighted average information as of the grant dates:

                                                              March 31,
                                                                2004
     Risk free rate of interest                                  3.97%
     Expected option life                                      8 years
       Expected dividend yield                                   1.44%
     Expected volatility                                        23.96%

FASB Statement No. 123, Accounting for Stock-Based Compensation, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified on or after that date of adoption which is October 1, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future dates, as well as the vesting periods provided, and so the effect cannot currently be predicted.

NOTE 2 - EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share shows the dilutive effect of additional potential common shares issuable under stock options.

The computations of basic earnings (loss) per common share and diluted earnings
(loss) per common share for the three month and six month periods ended March 31, 2005 and 2004 are presented below.


                                                                       Three Months Ended          Six Months Ended
                                                                            March 31,                  March 31,

                                                                        (in thousands except per share information)
                                                                     2005            2004           2005           2004
                                                                     ----            ----           ----           ----

Basic Earnings (loss) Per Common Share
Numerator
         Net income (loss)                                            $  796           $ 353          $ 686           $ 972
                                                                  ===========     ===========    ===========    ============

Denominator
         Weighted average common shares outstanding for basic
         earnings (loss)  per common share                             1,345           1,311          1,338           1,303
                                                                  ===========     ===========    ===========    ============

Basic Earnings (loss) Per Common Share                                $ 0.59           $0.27         $ 0.51           $0.75
                                                                  ===========     ===========    ===========    ============


Diluted Earnings (loss) Per Common Share
Numerator
         Net income (loss)                                             $ 796           $ 353         $  686           $ 972
                                                                  ===========     ===========    ===========    ============
                                                                                                 =
Denominator
         Weighted average common shares outstanding for basic
         earnings (loss) per common share                              1,345           1,311          1,338           1,303
         Add: Dilutive effects of assumed exercises of  stock
         options                                                          33              66             38              68
                                                                  -----------     -----------    -----------    ------------

         Weighed average common and dilutive potential common
         shares outstanding                                            1,378           1,377          1,376           1,371
                                                                  ===========     ===========    ===========    ============


Diluted Earnings (loss) Per Common Share                              $ 0.58           $0.26          $0.50           $0.71
                                                                  ===========     ===========    ===========    ============



Stock options for 26,500 common shares for the three and six months ended March 31, 2005 were not considered in computing diluted earnings per share because they were antidilutive. There were no antidilutive shares during the three and six months ended March 31, 2004.

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale are as follows:


                                           ...........................March 31, 2005............................
                                                                      --------------
                                                                      (in thousands)

                                                                      Gross            Gross
                                                   Amortized       Unrealized        Unrealized          Fair
                                                     Cost             Gains            Losses            Value

Debt securities
     U.S. Government and federal agencies             $ 7,132             $   8          $  (52)           $ 7,088
     Municipal bonds                                      342                 6                -               348
     Mortgage-backed                                   38,792                52            (523)            38,321
     Corporate notes                                    7,740                79            (249)             7,570
                                                  ------------    --------------    -------------    --------------
                                                       54,006               145            (824)            53,327
Marketable equity securities                            3,180                98                -             3,278
                                                  ------------    --------------    -------------    --------------
                                                      $57,186           $   243         $  (824)          $ 56,605
                                                  ============    ==============    =============    ==============


                                           ..........................September 30, 2004.........................
                                                                     ------------------
                                                                       (in thousands)
                                                                      Gross            Gross
                                                   Amortized       Unrealized        Unrealized          Fair
                                                     Cost             Gains            Losses            Value

Debt securities
     U.S. Government and federal agencies             $ 9,304            $   54         $    (6)             9,352
     Municipal bonds                                      343                13                -               356
     Mortgage-backed                                   45,266               232             (93)            45,405
     Corporate notes                                    7,734               132            (211)             7,655
                                                  ------------    --------------    -------------    --------------
                                                       62,647               431            (310)            62,768
Marketable equity securities                            4,128                 -            (875)             3,253
                                                  ------------    --------------    -------------    --------------
                                                     $ 66,775           $   431        $ (1,185)          $ 66,021
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

At December 31, 2004, management recorded a non-cash impairment charge through earnings of $948,000 ($626,000 net of tax) for the decline in the value of $2.0 million of Fannie Mae ("FNMA") and $2.0 million of Freddie Mac ("FHLMC") floating rate preferred stock securities it holds. The downgrade in rating on the FNMA security due to disclosed accounting issues, the duration of the suppressed market value on both the FNMA and FHLMC securities and inability to project when market value recovery would occur led management to record the write-down. Subsequent to the non-cash impairment charge, the value of the securities increased $98,000 during the quarter ended March 31, 2005. The fair value of the FNMA and FHLMC securities was $3.15 million at March 31, 2005.

Related to the unrealized losses for debt securities classified as corporate notes at March 31, 2005, $186,000 of unrealized losses is attributable to a trust preferred bond issued by a regional banking organization. This unrealized loss is primarily attributable to the low interest rate environment, and the variable interest rate structure of the bond. Such interest rate adjustments resulted in coupons being set at a level lower than today's market. As interest rates rise and the bonds coupon rate increases, management anticipates recovery of the unrealized losses. Management has the ability to hold this bond to maturity, at which time the face value of the bond would be realized. Due to increasing interest rates the values of mortgage-backed securities have declined since September 30, 2004 resulting in an unrealized loss of $523,000 at March 31, 2005 compared to an unrealized loss of $93,000 at September 30, 2004. Credit issues are not considered to be a significant factor relative to the current unrealized losses.

NOTE 4 - LOANS RECEIVABLE, NET

Loans receivable at March 31, 2005 and September 30, 2004 are summarized as follows:



                                                                                              March 31,          September 30,
                                                                                                 2005                2004
                                                                                           -----------------    ----------------
                                                                                                       (in thousands)

First mortgage loans (principally conventional)
     Principal balances
          Secured by one to four family  residences                                             $   170,326          $  177,286
          Construction loans                                                                         18,449              20,259
          Other                                                                                       3,408               3,899
                                                                                           -----------------    ----------------
                                                                                                    192,183             201,444
         Net deferred loan origination fees                                                           (529)               (558)
         Undisbursed portion of construction and other mortgage loans                                 (102)               (181)
                                                                                           -----------------    ----------------
               Total first mortgage loans                                                           191,552             200,705

Commercial loans:
     Principal balances
          Commercial                                                                            $    67,497          $   61,752
          Commercial real estate                                                                    102,177              98,738
                                                                                           -----------------    ----------------
                                                                                                    169,674             160,490
         Net deferred loan origination fees                                                           (290)               (308)
                                                                                           -----------------    ----------------
              Total commercial loans                                                                169,384             160,182

Consumer loans:
          Home equity and second mortgage                                                       $    32,673          $   32,006
          Other                                                                                       6,675               7,008
                                                                                           -----------------    ----------------
                                                                                                     39,348              39,014
           Net deferred loan origination fees                                                            16                  23
                                                                                           -----------------    ----------------
               Total consumer loans                                                                  39,364              39,037

                                                                                           -----------------    ----------------

Total loans receivable                                                                          $   400,300          $  399,924
                                                                                           =================    ================


Activity in the allowance for loan losses is summarized as follows for the six months ended March 31, 2005 and 2004.


                                                                                              March 31,            March 31,
                                                                                                2005                 2004
                                                                                           ----------------    -----------------
                                                                                                      (in thousands

   Balance at beginning of period                                                            $ 6,074               $ 5,198
     Provision for loan losses                                                               $   271                   500
      Charge-offs                                                                               (195)                 (385)
     Recoveries                                                                                   51                     7

                                                                                           ----------------    -----------------
Balance at end of period                                                                     $  6,201              $  5,320
                                                                                           ================    =================






                                                                                         Quarter Ended           Year Ended
                                                                                            March 31,            September 30,
Impaired loans were as follows:                                                                2005                   2004
                                                                                         ---------------         -------------
                                                                                                    (in thousands)


Period end loans with no allocated allowance for loan losses
                                                                                               $       -             $        -
Period end loans with allocated allowances for loan losses                                         2,627                  2,217
                                                                                       ------------------     ------------------
                                                                                Total          $   2,627             $    2,217
                                                                                       ==================     ==================

Amount of the allowance for loan losses allocated                                              $     970             $      995

Average of impaired loans                                                                          2,619                  2,506

Interest income recognized during impairment                                                          24                     82

Cash-basis interest income recognized during impairment                                               17                     73

Non-performing assets were as follows:
                                                                                           March 31,           September 30,
                                                                                             2005                  2004
                                                                                       ------------------    ------------------
                                                                                                   (in thousands)
Loans past due over 90 days still on accrual status                                            $     429           $         -
Non-accrual loans                                                                                  2,192                  2,719
                                                                                       ------------------    ------------------
      Total non-performing loans                                                                   2,621                  2,719
Other real estate                                                                                  1,410                  1,527
                                                                                       ------------------    ------------------
     Total non-performing assets                                                               $   4,031           $      4,246
                                                                                       ==================    ===================

NOTE 5 - PREMISES AND EQUIPMENT, NET

                                                                                            March 31,           September 30,
Premises and equipment are summarized as follows:                                             2005                  2004
                                                                                       ------------------    ------------------
                                                                                                   (in thousands)
Land                                                                                           $   4,493           $      4,493
Building and improvements                                                                         13,213                 13,187
Furniture and equipment                                                                            6,681                  6,319
                                                                                       ------------------    ------------------
Total                                                                                             24,387                 23,999
Accumulated depreciation and amortization                                                        (5,236)                (4,615)
                                                                                       ------------------    ------------------
Total Premises and Equipment                                                                  $   19,151           $     19,384
                                                                                       ==================    ==================


Depreciation and amortization of premises and equipment included in occupancy and equipment expense was approximately $314,000 for the three months ended March 31, 2005 and $217,000 for the three months ended March 31, 2004.

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

RESULTS OF OPERATIONS
COMPARISON OF THREE AND SIX MONTHS ENDED MARCH 31, 2005 AND 2004

The Company's consolidated net income for the three months ended March 31, 2005 was $796,000 or $0.58 diluted earnings per common share, compared to net income of $353,000 or $0.26 diluted earnings per share, for the three months ended March 31, 2004. The Company's consolidated net income for the six months ended March 31, 2005 was $686,000 or $0.50 diluted earnings per share, compared to net income of $972,000 or $0.71 diluted earnings per share, for the same period last year. MFB Corp.'s increase in net income for the second fiscal quarter from the prior comparable period was primarily attributable to an increase in net interest income, decrease in the provision for loan losses, and increase in noninterest income, offset by the increase in noninterest expense. The decrease in net income for the six months ended March 31, 2005, over the same period last year was due to the increase in noninterest expense, decrease in noninterest income, offset by the increase in net interest income and a decrease in the provision for loan losses.

MFB Corp's net interest income before provision for loan losses for the three month period ended March 31, 2005 totaled $3.5 million compared to $2.7 million for the same period last year. For the six month period ended March 31, 2005, net interest income before provision for loan losses totaled $7.1 million compared to $5.6 million for the same period last year. The increase in net interest income for both the three and six month period was due to an increase in loan and investment interest income, offset by an increase in interest on FHLB advances and deposit interest expense. The increases were primarily attributable to the additional assets and liabilities acquired from Sobieski Bank in August, 2004.

The provision for (recovery of) loan losses for the second quarter ended March 31, 2005 was ($29,000) compared to $200,000 for the second quarter last year. For the six months ended March 31, 2005, the provision for loan losses was $271,000 compared to $500,000 for the same period last year. The provision is based on several factors including the current economic environment, current and past delinquency trends, change in the character and mix of the loan portfolio, adequacy of collateral on loans and historical and estimated loan charge offs. Flat loan growth and a decrease in charge-offs and non-performing assets have contributed to the lower provision this year. For the second quarter ended March 31, 2005, net charge offs were $131,000 compared to $253,000 for the same period last year. Year to date net charge offs for the six months ended March 31, 2005 totaled $144,000 compared to $378,000 for the same period last year.

Total noninterest income increased from $1.2 million for the second quarter last year to $1.4 million for the second quarter this year primarily due to the mortgage servicing recovery of $159,000 compared to an impairment charge of $170,000 last year offset by a reduction in gains from sales of loans of $56,000. Noninterest income of $1.8 million for the six months ended March 31, 2005 decreased from the $2.7 million for the six months ended March 31, 2004. During the first quarter ended December 31, 2004, MFB Corp. recorded a non-cash impairment charge through earnings of $948,000 ($626,000 net of tax) for the decline in the value of $2.0 million of Fannie Mae ("FNMA") and $2.0 million of Freddie Mac ("FHLMC") floating rate preferred stock securities it holds. For the six months ended March 31, 2005 compared to 2004 service charges on deposit accounts increased offset by a decrease in the net realized gains from the sale of loans.

Noninterest expense increased from $3.4 million for the second quarter last year to $3.9 million for the second quarter this year. For the six months ended March 31, 2005 noninterest expense increased from $6.7 million last year to $7.9 million for the same period this year. Occupancy expenses related to the operation of three acquired branches, the opening of another branch and new Corporate offices were the significant contributors to these increases for the quarter and year to date. Other areas of increase were salaries and employee benefits, data processing, deposit insurance, advertising and amortization of purchase adjustments related to the acquisition of Sobieski in August 2004. During the quarter ended March 31, 2005, the company adjusted the estimated accrued salary liability resulting in an increase in net income of approximately $60,000.

BALANCE SHEET COMPOSITION
COMPARISON OF MARCH 31, 2005 TO SEPTEMBER 30, 2004

The Company's total assets decreased from $541.2 million as of September 30, 2004 to $520.1 million as of March 31, 2005.

Cash and cash equivalents decreased from $28.6 million at September 30, 2004 to $15.7 million at
March 31, 2005. Net cash used in operating activities amounted to $276,000 and net cash used in financing activities totaled $19.9 million, offset by net cash from investing activities amounting to $7.2 million during the six months ended March 31, 2005.

As of March 31, 2005, the total securities available for sale portfolio amounted to $56.6 million, a decrease of $9.4 million from $66.0 million at September 30, 2004. The securities portfolio activity during that period included security maturities and calls of $2.1 million and principal payments on mortgage-backed and related securities of $6.4 million.

Premises and equipment decreased from $19.4 million at September 30, 2004 to $19.2 million at March 31, 2005 primarily due to depreciation of $621,000 offset by purchases of $401,000.

As of March 31, 2005, loans receivable were $400.3 million, an increase from the $399.9 million at September 30, 2004. Commercial loans outstanding increased by $9.2 million from $160.2 million at September 30, 2004 to $169.4 million at March 31, 2005. Consumer loans, including home equity and second mortgages, increased $327,000 during the six month period. Mortgage loans decreased by $9.2 from $200.7 million at September 30, 2004 to $191.5 million at March 31, 2005. Contributing to the second quarter decline in mortgage loans and non-performing assets, $1.2 million of mortgage loans, including $664,000 of non-performing mortgage loans, were sold in January 2005. Loans held for sale at March 31, 2005 increased to $1.8 million from $1.0 million at September 30, 2004. Diversification of the mix of loans on the balance sheet continues to be a focus to improve profit margins, control margin volatility and to appeal to a broader range of existing and potential customers.

During the second quarter ended March 31, 2005, the Company completed secondary market mortgage loan sales totaling $9.0 million and the net gains realized on these loan sales were $179,000 including $98,000 related to recording mortgage loans servicing rights. During the quarter ended March 31, 2004, the Company completed secondary market mortgage loan sales totaling $9.9 million and the net gains realized on these loan sales were $235,000 including $124,000 related to recording mortgage loans servicing rights. The loans sold this year were primarily fixed rate mortgage loans with maturities of fifteen years or longer. The sale of loan production serves as a source of additional liquidity and management anticipates that the Company will continue to deliver fixed rate loans to the secondary market to meet consumer demand, manage interest rate risk, and diversify the asset mix of the Company. On a non-recurring basis, to meet liquidity needs that arise, the Company may sell certain adjustable rate loans from its portfolio.

The allowance for loan losses increased from $6.1 million, or 1.52% of loans, at September 30, 2004 to $6.2 million or 1.55% of loans at March 31, 2005. The increase is primarily attributable to the growing commercial loan portfolio. The allowance is maintained through the provision for loan losses, which is charged to earnings. The Company's nonperforming assets have decreased from $4.2 million at September 30, 2004 to $4.0 million at March 31, 2005. Impaired loans were $2.6 million for March 31, 2005 and $2.2 million for September 30, 2004. In management's opinion, the allowance for loan losses is adequate to cover probable incurred losses at March 31, 2005.

Total liabilities decreased from $505.3 million at September 30, 2004 to $483.0 million at March 31, 2005. Total deposits decreased $15.3 million from $357.9 million at September 30, 2004 to $342.6 million at March 31, 2005. The decrease consisted of a $6.8 million decrease in time deposits, a $2.4 million decrease in noninterest bearing demand deposits and a $6.1 million decrease in Savings, Now and MMDA deposits. The decline was partially attributable to a reduction in public fund deposits and customer tax payments. FHLB advances decreased from $133.4 million at September 30, 2004 to $129.4 million at March 31, 2005. The $129.4 million of Federal Home Loan Bank advances have a weighted average interest rate of 5.49% and mature over the next seven years. A total of $18.5 million of the advances mature in the next twelve months. Accrued liabilities and expenses declined from $7.5 million at September 30, 2004 to $4.6 million at March 31, 2005. This decline is the result of payments for borrowers for property tax payments in November 2004.

Total shareholders' equity increased from $35.9 million as of September 30, 2004 to $37.1 million as of March 31, 2005. MFB Corp's equity to assets ratio was 7.13% at March 31, 2005 compared to 6.61% at September 30, 2004. The book value of MFB Corp. stock increased from $27.02 at September 30, 2004 to $27.41 at March 31, 2005.

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

Liquid assets were $73.8 million as of March 31, 2005 compared to $96.1 million as of September 30, 2004. This decrease was due to the reduction in deposits of $15.3 million between March 31, 2005 and September 30, 2004 which led to a reduction in cash and cash equivalents of $12.9 million over that same period. Management believes the liquidity level as of March 31, 2005 is sufficient to meet anticipated cash needs.

Short-term borrowings or long-term debt, such as Federal Home Loan Bank advances, are used to supplement other sources of funds such as deposits and to assist in asset/liability management. As of March 31, 2005, total FHLB borrowings amounted to $129.4 million and were originally used primarily to fund loan portfolio growth. The Bank had commitments to fund loan originations with borrowers totaling $94.7 million at March 31, 2005, including $72.9 million in available consumer and commercial lines and letters of credit. Certificates of deposit scheduled to mature in one year or less totaled $94.9 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient cash flow and other cash resources to meet current and anticipated loan funding commitments, deposit customer withdrawal requirements and operating expenses.

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

The Bank's actual capital and required capital amounts and ratios at March 31, 2005 and September 30, 2004 are presented below:


                                          Actual                  Requirement for Capital             Requirement to be
                                          ------
                                                                                                    Well Capitalized Under
                                                                                                      Prompt Corrective
                                                                     Adequacy Purposes                Actual Provisions
                                      Amount       Ratio           Amount          Ratio            Amount            Ratio
                                      ------       -----           ------          -----            ------            -----

As of March 31, 2005
     Total capital
      (to risk weighted            $   38,686      10.60%         $    29,203       8.00%        $   36,504           10.00%
assets)
     Tier 1 (core) capital
      (to risk weighted                35,186       9.42               14,601       4.00              21,902           6.00
assets)
     Tier 1 (core) capital
     (to adjusted total                35,186       6.86               20,506       4.00              25,633           5.00
assets)

As of September 30, 2004
     Total capital
      (to risk weighted           $    36,870      10.04%         $    29,368       8.00%         $   36,710          10.00%
assets)
     Tier 1 (core) capital
      (to risk weighted                33,562       8.88               14,684       4.00              22,026           6.00
assets)
     Tier 1 (core) capital
     (to adjusted total                33,562       6.29               21,334       4.00              26,668           5.00
assets)

As of March 31, 2005, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.

The foregoing discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve a number of risks and uncertainties. A number of factors could cause results to differ materially from the objectives and estimates expressed in such forward-looking statements. These factors include, but are not limited to, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, changes in the position of banking regulators on the adequacy of our allowance for loan losses, changes in the value of the Company's mortgage servicing rights and securities available for sale, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These factors should be considered in evaluating any forward-looking statements, and undue reliance should not be placed on such statements. MFB Corp. does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Fair Value of Securities Available for Sale: Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Additionally, securities available for sale are required to be written down to fair value when a decline in fair value is not temporary; therefore, future changes in the fair value of securities could have a significant impact on the Company's results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline. Other comprehensive income (loss), net of tax, totaled $441,000 and ($366,000) for the six months ended March 31, 2005 and 2004, respectively. The increase in the other comprehensive income (loss), net of tax is primarily the result of the impairment write down for securities mentioned in Note 3.

Mortgage Servicing Rights: Servicing rights represent both purchased rights and the allocated value of servicing rights retained on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, determined using prices for similar assets with similar characteristics or discounted cash flows using market based assumptions. Any impairment of a grouping is reported as a valuation allowance. Changes in interest rates and the level of refinance activity can have volatile effects on the carrying value of servicing rights. The Company obtains an outside appraisal on a quarterly basis from a national firm who specializes in mortgage servicing valuation. This valuation is used to evaluate the Company's mortgage servicing rights asset for impairment. As March 31, 2005, mortgage servicing rights had a carrying value of $2.15 million.

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

As part of its efforts to monitor and manage interest rate risk, the Company uses the Net Portfolio Value ("NPV") methodology adopted by the Office of Thrift Supervision (OTS) as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance-sheet contracts. The difference is the NPV, which increased from 8.72% at September 30, 2004 to 9.45% at December 31, 2004. Management and the Board of Directors review the OTS measurements on a quarterly basis to determine whether the Company's interest rate exposure is within the limits established by the Board of Directors in the Company's interest rate risk policy.

The Company's asset/liability management strategy dictates acceptable limits on the amounts of change in NPV given certain changes in interest rates. The table presented here, as of December 31, 2004, is an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 100 basis points (Due to the abnormally low interest rate environment at December 31, 2004, data was not available from the OTS for the shift downward in rates by 200 and 300 basis points).



As illustrated in the December 31, 2004 table below, the Company's interest rate risk is sensitive to both rising and declining rates. The decline in NPV with a rate reduction is due to the change in value of fixed rate Federal Home Loan Bank borrowings that would occur. The decline in NPV with a rate increase is due to the relative volume of mortgage assets with fixed rate characteristics in the OTS model over the volume of liabilities with fixed rate characteristics.

                                       December 31, 2004
     Change in                       (Dollars in Thousands)
  Interest Rates                                                                    NPV as % of Portfolio
    In Basis                           Net Portfolio Value                             Value of Assets
     Points                  -----------------------------------------------           ---------------------------
                                                                                     NPV
(Rate Shock)(1)       $ Amount            $ Change             %Change               Ratio       Change (1)


  +300                $ 37,307            $(14,228)             (28)%                 7.20%       (224) bp
  +200                  43,954              (7,582)             (15)                  8.32        (113) bp
  +100                  48,848              (2,688)              (5)                  9.09         (36) bp
     0                  51,536                   -                -                   9.45           -
  (100)                 50,882                (654)              (1)                  9.24         (21) bp
 (1)   Expressed in basis points


Specifically, the December 31, 2004 table indicates that the Company's NPV was $51.5 million or 9.45% of the market value of portfolio assets. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $7.6 million or 15% decrease in the Company's NPV and would result in a 113 basis point decrease in the Company's NPV ratio to 8.32%. Also, an immediate 100 basis point decrease in market interest rates would result in a $654,000 or 1% decrease in the Company's NPV, and a 21 basis point decrease in the Company's NPV ratio to 9.24%.

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

The Board of Directors and management of the Company believe that certain factors afford the Company the ability to operate successfully despite its exposure to interest rate risk. The Company manages its interest rate risk by originating and selling the majority of its fixed rate one-to-four family real estate loans. While the Company generally originates adjustable rate mortgage loans for its own portfolio, fixed rate first mortgage loans may be retained in the portfolio from time to time. Loans classified as held for sale as of March 31, 2005 totaled $1.8 million compared to $1.0 million at September 30, 2004. The Company retains the servicing on the majority of loans sold in the secondary market and, at March 31, 2005, $208.0 million in such loans were being serviced for others.

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

           None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

           None

Item 3.    Defaults Upon Senior Securities.

           None

Item 4.    Submission of Matters to a Vote of Security Holders
           (a) The Annual Meeting of Shareholders was held on January 18, 2005.
           (b) Each of the persons named in the proxy statement as a nominee for director was elected.
           (c) The following are the voting results on each matter which were submitted to the shareholders:

                                      For           Against         Abstain
     1)      Election of Directors
             Michael J. Marien       1,063,180       90,766            -
             Robert C. Beutter       1,063,713       90,233            -
             Charles J. Viater       1,062,496       91,450            -
             Edward C. Levy          1,063,513       90,433            -

2)         Appointment of Crowe Chizek 1,141,156       11,753          1,037
           and Company, LLC as auditors for 2005

Item 5.    Other Information.

           None

Item 6.    Exhibits.

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



MFB CORP.




Date: 05/12/05                  By       /s/ Charles J Viater
                                        ----------------------
                                        Charles J. Viater
                                        President and Chief Executive Officer



Date: 05/12/05                 By       /s/ Thomas J. Flournoy
      --------                          ------------------------
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

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c. Disclosed in this report any change in the registrant's internal control over financial reporting that occured during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



     Date:___05/12/05_______________            /s/ Charles J Viater
                                                ------------------------
                                                Charles J. Viater
                                                Chief Executive Officer

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



     Date:__05/12/05________________         /s/ Thomas J Flournoy
                                             ------------------------
                                             Thomas J. Flournoy
                                             Chief Financial Officer


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

         Signed this 12th day of May, 2005.




 /s/ Thomas J Flournoy                      /s/ Charles J Viater
--------------------------                 ------------------------
Thomas J. Flournoy                         Charles J. Viater

Chief Financial Officer                    Chief Executive Officer
--------------------------                 ------------------------
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