Form 10-Q
period 2005-06-30
MFB CORP
filed 2005-08-15
CIK 916396

13




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2005


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

                                      None

Former name, former address and former fiscal year,if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         (1)   Yes   X                           No
                                   ---                               -----
                         (2)   Yes   X                           No
                                  ----                               -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
                                             Yes ___          No  X
                                                                ------

The number of shares of the registrant's common stock, without par value, outstanding as of July 31, 2005 was 1,353,460.




                            MFB CORP. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX


                                                                                                               Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

       Consolidated Balance Sheets (Unaudited)
       June 30, 2005 and September 30, 2004                                                                        3

       Consolidated Statements of Income (Unaudited)
       Three and Nine Months Ended June 30, 2005 and 2004                                                          4

       Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
         Three and Nine Months Ended June 30, 2005 and 2004                                                        5

       Consolidated Statements of Cash Flows (Unaudited)
       Nine months ended June 30, 2005 and 2004                                                                    6

       Notes to (Unaudited) Consolidated Financial Statements June 30, 2005                                        7

   Item 2.  Management's Discussion and Analysis of Financial Condition
                 And Results of Operations

        General                                                                                                   13

          Results of Operations                                                                                   13

          Balance Sheet Composition                                                                               14

          Liquidity and Capital Resources                                                                         15

   Item 3. Quantitative and Qualitative Disclosures About Market Risk                                             16

   Item 4. Controls and Procedures                                                                                18

   Part II.  Other Information


   Items 1-6.                                                                                                     19

   Signatures                                                                                                     22

   Certifications                                                                                                 21






                            MFB CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      June 30, 2005 and September 30, 2004
                   (in thousands except per share information)


                                                                                                       (Unaudited)
                                                                                               June 30,           September 30,
                                                                                                 2005                 2004
                                                                                           -----------------    -----------------
                                                                                           -----------------    -----------------
Assets
Cash and due from financial institutions                                                          $   6,900            $   9,524
Interest - bearing deposits in other financial institutions - short term                             17,894               19,071
                                                                                           -----------------    -----------------
     Total cash and cash equivalents                                                                 24,794               28,595

Securities available for sale                                                                        50,689               66,021
Other Investments                                                                                    12,574               12,628

Loans held for sale                                                                                   1,886                1,034

Mortgage Loans                                                                                      191,842              200,705
Commercial Loans                                                                                    172,593              160,182
Consumer Loans                                                                                       39,063               39,037
                                                                                           -----------------    -----------------
                                                                                           -----------------    -----------------
     Loans receivable                                                                               403,498              399,924
     Less: allowance for loan losses                                                                (6,442)              (6,074)
                                                                                           -----------------    -----------------
          Loan receivable, net                                                                      397,056              393,850

Premises and equipment, net                                                                          19,853               19,384
Mortgage servicing rights                                                                             2,062                2,092
Cash surrender value of life insurance                                                                5,877                5,707
Goodwill                                                                                              2,423                2,423
Other intangible assets                                                                               2,274                2,693
Other assets                                                                                          6,981                6,795
                                                                                           -----------------    -----------------
               Total assets                                                                      $  526,469           $  541,222
                                                                                           =================    =================
Liabilities and Shareholders' Equity
Liabilities
     Deposits
          Noninterest-bearing demand deposits                                                    $   30,326           $   31,658
          Savings, NOW and MMDA deposits                                                            131,075              136,099
          Time deposits                                                                             188,323              190,136
                                                                                           -----------------    -----------------
               Total deposits                                                                       349,724              357,893

     FHLB advances                                                                                  129,055              133,443
     Loans from correspondent banks                                                                   6,500                6,500
     Accrued expenses and other liabilities                                                           3,567                7,480
                                                                                           -----------------    -----------------
          Total liabilities                                                                         488,846              505,316

Shareholders' equity
     Common stock, no par value, 5,000,000 shares authorized;
          shares issued: 1,689,417 - 06/30/05 and 9/30/04;
          shares outstanding: 1,353,460 - 06/30/05 and 1,329,060 - 9/30/04                           12,371               12,486
     Retained earnings - substantially restricted                                                    33,000               32,195
     Accumulated other comprehensive income (loss),
          net of tax of ($148) - 06/30/05 and $38 - 9/30/04                                           (278)                (792)
     Treasury stock, 335,957 common shares - 06/30/05;
          360,357 common shares - 9/30/04, at cost                                                  (7,470)              (7,983)
                                                                                           -----------------    -----------------
          Total shareholders' equity                                                                 37,623               35,906
                                                                                           -----------------    -----------------
               Total Liabilities and Shareholders' equity                                        $  526,469           $  541,222
                                                                                           =================    =================
                                See accompanying notes to (unaudited) consolidated financial statements

                             MFB CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               Three and Nine Months Ended June 30, 2005 and 2004
                   (in thousands except per share information)


                                                                  Three Months Ended           Nine Months Ended
                                                                       June 30,                    June 30,
                                                           2005              2004              2005               2004
                                                       --------------    -------------     --------------     --------------
                                                       --------------    -------------     --------------     --------------
Interest income
    Loans receivable, including fees                        $  6,314         $  5,149          $  18,426          $  15,224
    Securities - taxable                                         610              324              1,937              1,125
    Other interest-bearing assets                                 53               32                145                129
                                                       --------------    -------------     --------------     --------------
                                                       --------------    -------------     --------------     --------------
          Total interest income                                6,977            5,505             20,508             16,478
Interest expense
    Deposits                                                   1,693            1,333              4,900              4,004
    FHLB advances and other borrowings                         1,532            1,364              4,806              4,111
                                                                                           --------------     --------------
                                                       --------------    -------------     --------------     --------------
          Total interest expense                               3,225            2,697              9,706              8,115
                                                       --------------    -------------     --------------     --------------
                                                       --------------    -------------     --------------     --------------
Net interest income                                            3,752            2,808             10,802              8,363
Provision for loan losses                                        361              150                632                650
                                                       --------------    -------------     --------------     --------------
                                                       --------------    -------------     --------------     --------------
Net interest income after provision for                        3,391            2,658             10,170              7,713
     loan losses
Noninterest income
     Service charges on deposit accounts                         831              793              2,417              2,214
     Trust fee income                                            100              148                300                405
     Insurance commissions                                        53               60                153                152
     Net realized gains from sales of loans                      221              265                622                810
     Mortgage servicing asset recovery (impairment)            (107)              466               (86)                464
     Net (loss) on securities available for sale                   -            (109)              (948)              (109)
     Other                                                       178              137                644                493
                                                       --------------    -------------     --------------     --------------
                                                       --------------    -------------     --------------     --------------
          Total noninterest income                             1,276            1,760              3,102              4,429
Noninterest expense
     Salaries and employee benefits                            1,953            1,749              5,617              5,147
     Occupancy and equipment                                     645              642              2,298              1,863
     Professional and consulting fees                            153              242                524                586
     Data processing expense                                     164              175                559                452
     Other expense                                               970              765              2,811              2,179
                                                       --------------    -------------     --------------     --------------
                                                       --------------    -------------     --------------     --------------
          Total noninterest expense                            3,885            3,573             11,809             10,227

Income before income taxes                                       782              845              1,463              1,915
Income tax expense                                               168              238                163                336
                                                       --------------    -------------     --------------     --------------
                                                       --------------    -------------     --------------     --------------
Net income                                                 $     614           $  607                  $           $  1,579
                                                                                                   1,300
                                                       ==============    =============     ==============     ==============
                                                       ==============    =============     ==============     ==============

Basic earnings per common share                             $   0.45         $   0.46       $       0.97         $     1.20
Diluted earnings per common share                           $   0.44        $    0.44       $       0.94         $     1.15







See accompanying notes to (unaudited) consolidated financial statements

                          MFB CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                        SHAREHOLDERS' EQUITY (UNAUDITED)
               Three and Nine Months Ended June 30, 2005 and 2004
                                 (in thousands)

                                                                   Three Months Ended          Nine Months Ended
                                                                      June 30,                       June 30,
                                                                2005           2004          2005           2004
                                                             -----------    -----------    ----------     ----------
                                                             -----------    -----------    ----------     ----------

      Balance at beginning of period                           $ 37,105       $ 35,366      $ 35,906       $ 34,251
      Stock option exercise                                           -              -           398            808
      Cash dividends declared                                     (169)          (159)         (495)          (458)

      Comprehensive income:
           Net income                                               614            607         1,300          1,579
           Net change in net unrealized gains and losses
      on         securities available for sale, net of
              reclassification adjustments and tax effects           73           (98)           514          (464)
                                                             -----------    -----------    ----------     ----------
                                                             -----------    -----------    ----------     ----------
               Total comprehensive income                           687            509         1,814          1,115
                                                             -----------    -----------    ----------     ----------
                                                             -----------    -----------    ----------     ----------

      Balance at end of period                                 $ 37,623       $ 35,716      $ 37,623       $ 35,716
                                                             ===========    ===========    ==========     ==========



























See accompanying notes to (unaudited) consolidated financial statement





                                 MFB CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    Nine months ended June 30, 2005 and 2004
                                 (in thousands)


                                                                                                    Nine Months Ended
                                                                                                          June 30,
                                                                                                  2005             2004
                                                                                              -------------    --------------
                                                                                              -------------    --------------
Cash flows from operating activities
Net income                                                                                       $   1,300          $  1,579
Adjustments to reconcile net income to net cash from operating activities
     Depreciation and amortization, net of accretion                                                 1,112               836
     Provision for loan losses                                                                         632               650
     Net loss (gain) on securities available for sale                                                  948               109
     Net realized gains from sales of loans                                                          (622)             (810)
     Amortization of mortgage servicing rights                                                         290               358
     Accretion of intangible assets and purchase adjustments                                         (259)                 -
     Origination of loans held for sale                                                           (29,679)          (31,870)
     Impairment (recovery) of mortgage servicing rights                                                 86             (464)
     Proceeds from sales of loans held for sale                                                     29,104            37,210
     Proceeds from sales of fixed assets                                                                 -               318
     Loss on sales of fixed assets                                                                       -                46
     Equity in loss of investment in limited partnership                                               242               181
     Appreciation in cash surrender value of life insurance                                           (170)             (175)
     Stock dividend paid by FHLB                                                                     (188)             (237)
     Net change in:
          Accrued interest receivable                                                                 (90)                77
          Other assets                                                                                  99           (1,433)
          Accrued expenses and other liabilities                                                   (1,818)               954
                                                                                              -------------    --------------
               Net cash from operating activities                                                      987             7,329
Cash flows from investing activities
Net change in interest-bearing time deposits in other financial institutions                             -             (500)
     Net change in loans receivable                                                                (4,282)          (27,615)
     Proceeds from:
          Principal payments of mortgage-backed and related securities                               9,587             6,756
          Maturities and calls of securities available for sale                                      4,945             7,944
     Purchase of:
          Securities available for sale                                                                  -           (6.798)
          Premises and equipment, net                                                              (1,415)           (9,385)
                                                                                              -------------    --------------
               Net cash from investing activities                                                    8,835          (29,598)
Cash flows from financing activities
     Net change in deposits                                                                        (7,640)           (2,303)
     Repayment of FHLB and other borrowings                                                       (77,885)          (16,230)
     Proceeds from FHLB and other borrowings                                                        74,100            15,000
     Proceeds from exercise of stock options                                                           392               523
     Net change in advances from borrowers for taxes and insurance                                 (2,095)               424
     Cash dividends paid                                                                             (495)             (458)
                                                                                              -------------    --------------
                                                                                              -------------    --------------
               Net cash used in financing activities                                              (13,623)           (3,044)
                                                                                              -------------    --------------
                                                                                              -------------    --------------
     Net change in cash and cash equivalents                                                       (3,801)          (25,313)
     Cash and cash equivalents at beginning of period                                                                 40,357
                                                                                                 28,595
                                                                                              -------------    --------------
Cash and cash equivalents at end of period                                                      $                  $  15,044
                                                                                                 24,794
                                                                                              =============    ==============
Supplemental disclosures of cash flow information Cash paid during the period for:
          Interest                                                                              $                  $   7,966
                                                                                                 9,794
          Income taxes                                                                                                   515
                                                                                                   175
Supplemental schedule of noncash investing activities:
      Transfer from:
          Loans receivable to loans held for sale                                                $ 851               $     -
          Loans receivable to other real estate owned                                               25                 1,256






                         MFB CORP. AND SUBSIDIARIES
             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

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

Basis of Presentation: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of the financial statements. In the opinion of management, the consolidated financial statements contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of June 30, 2005 and September 30, 2004, the consolidated statements of income and the condensed consolidated statements of changes in shareholders' equity for the three and nine months ended June 30, 2005 and 2004 and the consolidated statements of cash flows for the nine months ended June 30, 2005 and 2004. All significant intercompany transactions and balances are eliminated in consolidation.

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

                                                                                Three Months ended         Nine Months Ended
                                                                                     June 30                    June 30

                                                                                (in thousands except per share information)
                                                                             2005         2004             2005          2004
                                                                         ------------- ------------    ------------- --------------
                                                                         ------------- ------------    ------------- --------------
Net Income as reported                                                      $     614       $  607      $     1,300       $  1,579
Less:  Stock-based compensation expense determined under fair value
based method                                                                       35           68              104            189
                                                                         ------------- ------------    ------------- --------------
                                                                         ------------- ------------    ------------- --------------
Pro-forma net income                                                              579          539            1,196          1,390
                                                                         ============= ============    ============= ==============
                                                                         ============= ============    ============= ==============

Basic earnings per share as reported                                     $       0.45      $  0.46     $       0.97        $  1.20
Pro-forma basic earnings per share                                               0.43         0.41             0.89           1.06

Diluted earnings per share as reported                                           0.44         0.44             0.94           1.15
Pro-forma diluted earnings per share                                             0.42         0.39             0.87           1.01


No stock options were granted during the nine months ended June 30, 2005. The weighted average fair value of stock options granted during the nine months ended June 30, 2004 was $9.96. The fair value of options granted during the nine months ended June 30, 2004 was estimated using an option pricing model with the following weighted average information as of the grant dates:

                                                             June 30,
                                                                2004
     Risk free rate of interest                                4.11%
     Expected option life                                      8 years
       Expected dividend yield                                 1.44%
     Expected volatility                                       24.53%

FASB Statement No. 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified on or after that date of adoption which is October 1, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future dates, as well as the vesting periods provided, and so the effect cannot currently be predicted.

NOTE 2 - EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share shows the dilutive effect of additional potential common shares issuable under stock options.

The computations of basic earnings per common share and diluted earnings per common share for the three month and nine month periods ended June 30, 2005 and 2004 are presented below.

                                                                     Three Months Ended          Nine Months Ended
                                                                              June 30,               June 30,
                                                                        (in thousands except per share information)
                                                                     2005            2004           2005           2004
                                                                  -----------     -----------    -----------    ------------
                                                                  -----------     -----------    -----------    ------------

Basic Earnings Per Common Share
Numerator
         Net income                                                   $  614           $ 607      $   1,300         $ 1,579
                                                                  ===========     ===========    ===========    ============

Denominator
         Weighted average common shares outstanding for basic
         earnings  per common share                                    1,353           1,329          1,343           1,312
                                                                  ===========     ===========    ===========    ============

Basic Earnings Per Common Share                                    $    0.45           $0.46      $                   $1.20
                                                                                                       0.97
                                                                  ===========     ===========    ===========    ============


Diluted Earnings Per Common Share
Numerator
         Net income                                                 $    614           $ 607      $   1,300         $ 1,579
                                                                  ===========     ===========    ===========    ============

Denominator
         Weighted average common shares outstanding for basic
         earnings per common share                                     1,353           1,329          1,343           1,312
         Add: Dilutive effects of assumed exercises of  stock
         options                                                          31              57             37              64
                                                                  -----------     -----------    -----------    ------------
         Weighed average common and dilutive potential common
         shares outstanding                                            1,384           1,386          1,380           1,376
                                                                  ===========     ===========    ===========    ============

Diluted Earnings Per Common Share                                 $     0.44           $0.44     $     0.94           $1.15
                                                                  ===========     ===========    ===========    ============



Stock options for 26,500 common shares for the three and nine months ended June 30, 2005 were not considered in computing diluted earnings per share because they were antidilutive. There were 5,000 shares during the three and nine months ended June 30, 2004 that were not considered in computing diluted earnings per share because they were antidilutive.

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale are as follows:

                                                                          June 30, 2005
                                                                          -------------
                                                                         (in thousands)

                                                                      Gross            Gross
                                                   Amortized       Unrealized        Unrealized          Fair
                                                     Cost             Gains            Losses            Value
Debt securities
     U.S. Government and federal agencies          $    4,256            $    -          $  (32)       $     4,224
     Municipal bonds                                      341                10                -               351
     Mortgage-backed                                   35,599                79            (252)            35,426
     Corporate notes                                    7,742                61            (303)             7,500
                                                  ------------    --------------    -------------    --------------
                                                       47,938               150            (587)            47,501
Marketable equity securities                            3,180                28             (20)             3,188
                                                  ------------    --------------    -------------    --------------
                                                      $51,118            $  178          $ (607)           $50,689
                                                  ============    ==============    =============    ==============

                                                                        September 30, 2004
                                                                        ------------------
                                                                           (in thousands)

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

At December 31, 2004, management recorded a non-cash impairment charge through earnings of $948,000 ($626,000 net of tax) for the decline in the value of $2.0 million of Fannie Mae ("FNMA") and $2.0 million of Freddie Mac ("FHLMC") floating rate preferred stock securities it holds. The downgrade in rating on the FNMA security due to disclosed accounting issues, the duration of the suppressed market value on both the FNMA and FHLMC securities and inability to project when market value recovery would occur led management to record the write-down. Subsequent to the non-cash impairment charge, the values of the securities have increased slightly by $8,000.

Related to the unrealized losses for debt securities classified as corporate notes at June 30, 2005, $221,000 of unrealized losses is attributable to a trust preferred bond issued by a regional banking organization. This unrealized loss is primarily attributable to the low interest rate environment, and the variable interest rate structure of the bond. Such interest rate adjustments resulted in coupons being set at a level lower than today's market. As interest rates rise and the bonds coupon rate increases, management anticipates recovery of the unrealized losses. Management has the ability to hold this bond to maturity, at which time the face value of the bond would be realized. Due to increasing interest rates the values of mortgage-backed securities have declined since September 30, 2004 resulting in an unrealized loss of $252,000 at June 30, 2005 compared to an unrealized loss of $93,000 at September 30, 2004. Credit issues are not considered to be a significant factor relative to the current unrealized losses.

NOTE 4 - LOANS RECEIVABLE, NET

Loans receivable at June 30, 2005 and September 30, 2004 are summarized as follows:

                                                                                               June 30,          September 30,
                                                                                                 2005                2004
                                                                                           -----------------    ----------------
First mortgage loans (principally conventional)                                                       (in thousands)
     Principal balances
          Secured by one to four family  residences                                                $169,056          $  177,286
          Construction loans                                                                         19,962              20,259
          Other                                                                                       3,365               3,899
                                                                                           -----------------    ----------------
                                                                                                    192,383             201,444
          Net deferred loan origination fees                                                          (519)               (558)
          Less undisbursed portion of construction and other mortgage loans                            (22)               (181)
                                                                                           -----------------    ----------------
               Total first mortgage loans                                                           191,842             200,705

Commercial loans :
     Principal balances
          Commercial                                                                             $   72,220          $   61,752
          Commercial real estate                                                                    100,668              98,738
                                                                                           -----------------    ----------------
                                                                                           -----------------    ----------------
                                                                                                    172,888             160,490
          Net deferred loan origination fees                                                          (295)               (308)
                                                                                           -----------------    ----------------
               Total commercial loans                                                               172,593             160,182

Consumer loans:
          Home equity and second mortgage                                                            32,383          $   32,006
          Other                                                                                       6,667               7,008
                                                                                           -----------------    ----------------
                                                                                                     39,050              39,014
          Net deferred loan origination costs                                                            13                  23
                                                                                           -----------------    ----------------
               Total consumer loans                                                                  39,063              39,037

                                                                                           -----------------    ----------------

Total loans receivable                                                                          $   403,498          $  399,924
                                                                                           =================    ================


Activity in the allowance for loan losses is summarized as follows for the nine months ended June 30, 2005 and 2004.


                                                                                              June 30,             June 30,
                                                                                                2005                 2004
                                                                                           ----------------    -----------------
                                                                                                      (in thousands)
Balance at beginning of period                                                                  $    6,074             $  5,198
     Provision for loan losses                                                                         632                  650
     Charge-offs                                                                                      (347)                (491)
     Recoveries                                                                                         83                   16
                                                                                           ----------------    -----------------
Balance at end of period                                                                        $    6,442             $  5,373
                                                                                           ================    =================








NOTE 4 - LOANS RECEIVABLE, NET (continued)

                                                                                         Quarter Ended           Year Ended
                                                                                           June 30,             September 30,
Impaired loans were as follows:                                                              2005                   2004
                                                                                       ------------------     ------------------
                                                                                                    (in thousands)
Period end loans with no allocated allowance for loan losses                             $             -                 $    -
Period end loans with allocated allowances for loan losses                                         2,470                  2,217
                                                                                       ------------------     ------------------
Total impaired loans                                                                       $       2,470               $  2,217
                                                                                       ==================     ==================

Amount of the allowance for loan losses allocated                                         $          970            $       995

Average of impaired loans                                                                          2,589                  2,506

Interest income recognized during impairment                                                          23                     82

Cash-basis interest income recognized during impairment                                               19                     73

Non-performing assets were as follows:
                                                                                           June 30,            September 30,
                                                                                             2005                  2004
                                                                                       ------------------    ------------------
                                                                                                   (in thousands)
Loans past due over 90 days still on accrual status                                         $      2,109                $    -
Non-accrual loans                                                                                  2,051                 2,719
                                                                                       ------------------    ------------------
                                                                                       ------------------    ------------------
      Total non-performing loans                                                                   4,160                 2,719
Other real estate                                                                                  1,408                 1,527
                                                                                       ------------------    ------------------
                                                                                       ------------------    ------------------
     Total non-performing assets                                                            $      5,568              $  4,246
                                                                                       ==================    ==================

NOTE 5 - PREMISES AND EQUIPMENT, NET

                                                                                           June 30,            September 30,
Premises and equipment are summarized as follows:                                            2005                  2004
                                                                                       ------------------    ------------------
                                                                                                   (in thousands)
Land                                                                                            $  4,490          $      4,493
Building and improvements                                                                         13,322                13,187
Furniture and equipment                                                                            7,580                 6,319
                                                                                       ------------------    ------------------
                                                                                       ------------------    ------------------
Total                                                                                             25,392                23,999
Accumulated depreciation and amortization                                                        (5,539)               (4,615)
                                                                                       ------------------    ------------------
                                                                                       ------------------    ------------------
Total Premises and Equipment                                                                   $  19,853         $      19,384
                                                                                       ==================    ==================

Depreciation and amortization of premises and equipment included in occupancy and equipment expense was approximately $937,000 for the nine months ended June 30, 2005 and $570,000 for the nine months ended June 30, 2004.

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

On July 29, 2005, MFB Corp. ("MFB") entered into several agreements providing for the private placement of $5.0 million in Fixed/Floating Rate Capital Securities (the "Capital Securities"). The Capital Securities were issued by MFB's newly formed Delaware trust subsidiary, MFBC Statutory Trust I (the "Trust"), to First Tennessee Bank National Association (the "Purchaser"). MFB bought $155,000 in Fixed/Floating Rate Common Securities (the "Common Securities") from the Trust. The proceeds of the sale of Capital Securities and Common Securities were used by the Trust to purchase $5,155,000 in principal amount of Fixed/Floating Rate Subordinated Debt Securities (the "Debentures") from MFB pursuant to an Indenture (the "Indenture") between MFB and Wilmington Trust Company as trustee (the "Trustee").

The Common Securities will mature in 30 years, will require quarterly distributions and will bear a fixed rate of interest of 6.22% per annum for the first five years, resetting quarterly thereafter at the prevailing three-month LIBOR rate plus 1.7% per annum. Interest on the Capital Securities and Common Securities is payable quarterly in arrears each September 15, December 15, March 15, and June 15, commencing September 15, 2010. MFB may redeem the Capital Securities and the Common Securities, in whole or in part, without penalty, on or after September 15, 2010, or earlier upon the occurrence of certain events specified in the Indenture with the payment of a premium upon redemption.

RESULTS OF OPERATIONS
COMPARISON OF THREE AND NINE MONTHS ENDED JUNE 30, 2005 AND 2004

The Company's consolidated net income for the three months ended June 30, 2005 was $614,000 or $0.44 diluted earnings per common share, compared to net income of $607,000 or $0.44 diluted earnings per share, for the three months ended June 30, 2004. The Company's consolidated net income for the nine months ended June 30, 2005 was $1.3 million or $0.94 diluted earnings per share, compared to net income of $1.6 million or $1.15 diluted earnings per share, for the same period last year. MFB Corp.'s increase in net income for the third fiscal quarter from the prior comparable period was primarily attributable to an increase in net interest income, offset by an increase in the provision for loan losses, a decrease in noninterest income and an increase in noninterest expense. The decrease in net income for the nine months ended June 30, 2005, over the same period last year was due to an increase in noninterest expense and a decrease in noninterest income, offset by the increase in net interest income and a decrease in the provision for loan losses.

MFB Corp's net interest income before provision for loan losses for the three month period ended June 30, 2005 totaled $3.8 million compared to $2.8 million for the same period last year. For the nine month period ended June 30, 2005, net interest income before provision for loan losses totaled $10.8 million compared to $8.4 million for the same period last year. The increase in net interest income for both the three and nine month period was due to an increase in loan and investment interest income, offset by an increase in interest on FHLB advances and deposit interest expense. The increases were primarily attributable to the additional assets and liabilities acquired from Sobieski Bank in August, 2004.

The provision for loan losses for the third quarter ended June 30, 2005 was $361,000 compared to $150,000 for the third quarter last year. For the nine months ended June 30, 2005, the provision for loan losses was $632,000 compared to $650,000 for the same period last year. The provision is based on several factors including the current economic environment, current and past delinquency trends, change in the character and mix of the loan portfolio, adequacy of collateral on loans and historical and estimated loan charge offs. The increase for the third quarter ended June 30, 2005 was primarily related to a loan to a rapidly growing computer assembly and distribution company that is experiencing cash flow difficulties. The management of the bank is actively assessing the collateral quality of this borrower and believes the loan loss allowance established is adequate to cover any estimated losses based on its current analysis. For the third quarter ended June 30, 2005, net charge offs were $119,000 compared to $97,000 for the same period last year. Year to date net charge offs for the nine months ended June 30, 2005 totaled $263,000 compared to $475,000 for the same period last year.

Total noninterest income decreased from $1.8 million for the third quarter last year to $1.3 million for the third quarter this year primarily due to the mortgage servicing rights impairment of $107,000 compared to a recovery of $466,000 last year offset by a net loss on securities last year of $109,000 with no losses in 2005. Noninterest income of $3.1 million for the nine months ended June 30, 2005 decreased from the $4.4 million for the nine months ended June 30, 2004. During the first quarter ended December 31, 2004, MFB Corp. recorded a non-cash impairment charge through earnings of $948,000 ($626,000 net of tax) for the decline in the value of $2.0 million of Fannie Mae ("FNMA") and $2.0 million of Freddie Mac ("FHLMC") floating rate preferred stock securities it holds. For the nine months ended June 30, 2005 a mortgage servicing asset impairment of $86,000 was recorded compared to a recovery of $464,000 for the same period last year.

Noninterest expense increased from $3.6 million for the third quarter last year to $3.9 million for the third quarter this year. For the nine months ended June 30 noninterest expense increased from $10.2 million last year to $11.8 million for the same period this year. Salaries and employee benefits, data processing, deposit insurance, advertising and amortization of purchase adjustments related to the acquisition of Sobieski in August 2004 were the significant contributors to these increases for the quarter and year to date periods in 2005. Other areas of increase were occupancy expenses related to the operation of three acquired branches and the opening of another branch and new Corporate offices

BALANCE SHEET COMPOSITION
COMPARISON OF JUNE 30, 2005 TO SEPTEMBER 30, 2004

The Company's total assets decreased from $541.2 million as of September 30, 2004 to $526.5 million as of June 30, 2005.

Cash and cash equivalents decreased from $28.6 million at September 30, 2004 to $24.8 million at
June 30, 2005. Net cash from operating activities amounted to $987,000 and net cash from investing activities totaled $8.8 million, offset by net cash used in financing activities amounting to $13.6 million during the nine months ended June 30, 2005.

As of June 30, 2005, the total securities available for sale portfolio amounted to $50.7 million, a decrease of $15.3 million from $66.0 million at September 30, 2004. The securities portfolio activity during that period included principal payments on mortgage-backed and related securities of $9.6 million and maturities and calls of securities available for sale of $4.9 million.

Premises and equipment increased from $19.4 million at September 30, 2004 to $19.9 million at June 30, 2005 primarily due to purchases of $1.4 million.

As of June 30, 2005, loans receivable were $403.5 million, an increase from the $399.9 million at September 30, 2004. Commercial loans outstanding increased by $12.4 million from $160.2 million at September 30, 2004 to $172.6 million at June 30, 2005. Consumer loans, including home equity and second mortgages, increased $26,000 during the nine month period. Mortgage loans decreased by $8.9 from $200.7 million at September 30, 2004 to $191.8 million at June 30, 2005. Contributing to the decline in the Mortgage loan portfolio is a reduction in the amount of loans retained in the Company's portfolio, a decrease in the amount of residential construction and a decrease in the amount of multi-family residential mortgages. Loans held for sale at June 30, 2005 increased to $1.9 million from $1.0 million at September 30, 2004. Diversification of the mix of loans on the balance sheet continues to be a focus to improve profit margins, control margin volatility and to appeal to a broader range of existing and potential customers.

During the third quarter ended June 30, 2005, the Company completed secondary market mortgage loan sales totaling $10.0 million and the net gains realized on these loan sales were $221,000 including $125,000 related to recording mortgage servicing rights. During the quarter ended June 30, 2004, the Company completed secondary market mortgage loan sales totaling $12.2 million and the net gains realized on these loan sales were $265,000 including $153,000 related to recording mortgage servicing rights. The loans sold this year were primarily fixed rate mortgage loans with maturities of fifteen years or longer. The sale of loan production serves as a source of additional liquidity and management anticipates that the Company will continue to deliver fixed rate loans to the secondary market to meet consumer demand, manage interest rate risk, and diversify the asset mix of the Company.

The allowance for loan losses increased from $6.1 million, or 1.52% of loans, at September 30, 2004 to $6.4 million or 1.60% of loans at June 30, 2005. The allowance is maintained through the provision for loan losses, which is charged to earnings. The increase for the quarter ending June 30, 2005 is primarily related to the rapidly growing computer company referenced earlier. As a further result, the Company's nonperforming assets have increased from $4.2 million at September 30, 2004 to $5.6 million at June 30, 2005. In management's opinion, the allowance for loan losses is adequate to cover probable incurred losses at June 30, 2005.

Total liabilities decreased from $505.3 million at September 30, 2004 to $488.8 million at June 30, 2005. Total deposits decreased $8.2 million from $357.9 million at September 30, 2004 to $349.7 million at June 30, 2005. The decrease consisted of a $1.8 million decrease in time deposits, a $1.3 million decrease in noninterest bearing demand deposits and a $5.1 million decrease in Savings, Now and MMDA deposits. The decline was partially attributable to a reduction in public fund deposits and customer real estate and personal property tax payments. FHLB advances decreased from $133.4 million at September 30, 2004 to $129.1 million at June 30, 2005. The $129.1 million of Federal Home Loan Bank advances have a weighted average interest rate of 5.38% and mature over the next seven years. A total of $15.5 million of the advances with a weighted average interest rate of 5.76% mature in the next twelve months. Accrued liabilities and expenses declined from $7.5 million at September 30, 2004 to $3.6 million at June 30, 2005. This decline is primarily the result of disbursements from escrow for borrowers for Indiana property tax payments in November 2004 and the Spring of 2005.

Total shareholders' equity increased from $35.9 million as of September 30, 2004 to $37.6 million as of June 30, 2005. MFB Corp's equity to assets ratio was 7.15% at June 30, 2005 compared to 6.63% at September 30, 2004. The book value of MFB Corp. stock increased from $27.02 at September 30, 2004 to $27.80 at June 30, 2005.

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

Liquid assets were $77.0 million as of June 30, 2005 compared to $96.1 million as of September 30, 2004. This decrease was primarily due to the use of cash for financing activities. Management believes the liquidity level as of June 30, 2005 is sufficient to meet anticipated cash needs.

Short-term borrowings or long-term debt, such as Federal Home Loan Bank advances, are used to supplement other sources of funds such as deposits and to assist in asset/liability management. As of June 30, 2005, total FHLB borrowings amounted to $129.1 million and were originally used primarily to fund loan portfolio growth. The Bank had commitments to fund loan originations with borrowers totaling $101.5 million at June 30, 2005, including $83.2 million in available consumer and commercial lines and letters of credit. Certificates of deposit scheduled to mature in one year or less totaled $81.0 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient cash flow and other cash resources to meet current and anticipated loan funding commitments, deposit customer withdrawal requirements and operating expenses.

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

The Bank's actual capital and required capital amounts and ratios at June 30, 2005 and September 30, 2004 are presented below:

                                                                                                        Requirement to be
                                                                                                    Well Capitalized Under
                                                                   Requirement for Capital            Prompt Corrective
                                            Actual                     Adequacy Purposes                Actual Provisions
                                   Amount           Ratio           Amount          Ratio          Amount            Ratio
                                   ------           -----           ------          -----          ------            -----
As of June 30, 2005
     Total capital
      (to risk weighted              $ 39,874        10.78%           $ 29,583        8.00%         $ 36,979            10.00%
assets)
     Tier 1 (core) capital
      (to risk weighted                36,053         9.55              14,791        4.00            22,187            6.00
assets)
     Tier 1 (core) capital
     (to adjusted total                36,053         6.94              20,780        4.00            25,975            5.00
assets)

As of September 30, 2004
     Total capital
      (to risk weighted              $ 36,870        10.04%           $ 29,368        8.00%         $ 36,710            10.00%
assets)
     Tier 1 (core) capital
      (to risk weighted                33,562        8.88               14,684        4.00           22,026             6.00
assets)
     Tier 1 (core) capital
     (to adjusted total                33,562        6.29               21,334        4.00           26,668             5.00
assets)

As of June 30, 2005, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.

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

As part of its efforts to monitor and manage interest rate risk, the Company uses the Net Portfolio Value ("NPV") methodology adopted by the Office of Thrift Supervision (OTS) as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance-sheet contracts. The difference is the NPV, which increased from 8.72% at September 30, 2004 to 10.23% at March 31, 2005. Management and the Board of Directors review the OTS measurements on a quarterly basis to determine whether the Company's interest rate exposure is within the limits established by the Board of Directors in the Company's interest rate risk policy. In Management's opinion, there have been no significant shifts in position since March 31, 2005.

The Company's asset/liability management strategy dictates acceptable limits on the amounts of change in NPV given certain changes in interest rates. The table presented here, as of March 31, 2005, is an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 200 basis points (due to the low interest rate environment at March 31, 2005, data was not available from the OTS for the shift downward in rates 300 basis points).

As illustrated in the March 31, 2005 table below, the Company's interest rate risk is sensitive to both rising and declining rates for shifts over 200 basis points and only slightly sensitive for shifts of 100 basis points or below. The decline in NPV with a rate reduction is due to the change in value of fixed rate Federal Home Loan Bank borrowings that would occur. The decline in NPV with a rate increase is due to the relative volume of mortgage assets with fixed rate characteristics in the OTS model over the volume of liabilities with fixed rate characteristics.

                                 March 31, 2005
                             (dollars in thousands)
     Change in                                                                        NPV as % of Portfolio
  Interest Rates                         Net Portfolio Value                             Value of Assets
----------------           -----------------------------------------------      ------------------------------

(Rate Shock) (1)  $ Amount    $ Change      % Change    NPV Ratio      Change (1)
----------- ---   --------    --------      --------    ---------      ---------
          +300 bp          $     38,773        $ (15,911)         (29)%              7.64%          (259) bp
          +200 bp                45,458           (9,225)         (17)               8.79           (144) bp
          +100 bp                51,107           (3,577)          (7)               9.71            (52) bp
             0                   54,683                -            -               10.23             -   bp
          (100) bp               54,613              (70)           0               10.12            (11) bp
          (200) bp               49,664           (5,019)          (9)               9.19           (104) bp

 (1) Expressed in basis points

Specifically, the March 31, 2005 table indicates that the Company's NPV was $54.7 million or 10.23% of the market value of portfolio assets. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a 17% decrease in the Company's NPV to $45.5 million and would result in a 144 basis point decrease in the Company's NPV ratio to 8.79%. An immediate 200 basis point decrease in market interest rates would result in a 9% decrease in the Company's NPV to $49.7 million and would result in a 104 basis point decrease in the Company's NPV ratio to 9.19%.

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

The Board of Directors and management of the Company believe that certain factors afford the Company the ability to operate successfully despite its exposure to interest rate risk. The Company manages its interest rate risk by originating and selling the majority of its fixed rate one-to-four family real estate loans. While the Company generally originates adjustable rate mortgage loans for its own portfolio, fixed rate first mortgage loans may be retained in the portfolio from time to time. Loans classified as held for sale as of June 30, 2005 totaled $1.9 million compared to $1.0 million at September 30, 2004. The Company retains the servicing on the majority of loans sold in the secondary market and, at June 30, 2005, $208.5 million in such loans were being serviced for others.

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

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and interim principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of regulations promulgated under the Securities Exchange Act of 1934, as amended), as of the end of the most recent fiscal quarter covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and are designed to ensure that material information relating to the Company would be made known to such officers by others within the Company on a timely basis.

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

           None

Item 3.    Defaults Upon Senior Securities.

           None

Item 4.    Submission of Matters to a Vote of Security Holders
           None

Item 5.   Other Information.

           None

Item 6.    Exhibits.

              31(1) Certification required by 17 C.F.R. ss. 240.13a-14(a). 31(2) Certification required by 17 C.F.R. ss. 140.13a-14(a).
              32 Certification pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



MFB CORP.




Date: 08/12/05             By         /s/ Charles J Viater
                                    --------------------------------------------
                                         Charles J. Viater
                                      President and Chief Executive Officer



Date: 08/12/05             By                 /s/ Terry L Clark
                                    --------------------------------------------
                                         Terry L. Clark
                                       Vice President and Controller

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



     Date:08/12/05                              /s/ Charles J Viater
                                          --------------------------------------
                                                  Charles J. Viater
                                                 Chief Executive Officer

                                                                    Exhibit 31



                                  CERTIFICATION

                  I,    Terry L. Clark, certify that:

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



     Date:08/12/05                           /s/ Terry L. Clark
                                          --------------------------------------
                                                Terry L. Clark
                                                  Controller







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

         Signed this 12th day of August, 2005.




 /s/ Terry L. Clark                                       /s/ Charles J Viater
-----------------------------------                    -------------------------
Terry L Clark                                                 Charles J. Viater

Controller                                               Chief Executive Officer
------------------------------------         -----------------------------------
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