Form 10-K
period 2005-09-30
MFB CORP
filed 2005-12-16
CIK 916396

Microsoft Word 10.0.6612;


                                        1
                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2005
                                       or
[  ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. Yes     No X

Indicate by check mark if the Registrant is not required to file reports
persuant to section 14 or Section 15(d) of the Act. Yes     No X

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

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) Yes    No X

The aggregate market value of the issuer's voting stock held by non-affiliates, as of March 31, 2004, was $35,228,798.

The number of shares of the registrant's common stock, without par value, outstanding as of December 2, 2005, was 1,355,860 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 2005 are incorporated by reference into Part II.

Portions of the Proxy Statement for the 2005 Annual Meeting of the Shareholders are incorporated into Part I and Part III.

                            Exhibit Index on Page 49
                               Page 1 of 52 pages

                                    MFB CORP.
                                    Form 10-K
                                      INDEX


PART I
Item 1.             Business                                                   3
Item 1A.            Risk Factors                                              42
Item 1B.            Unresolved Staff Comments                                 43
Item 2.             Properties                                                43
Item 3.             Legal Proceedings                                         45
Item 4.             Submission of Matters to a Vote of Security Holders       45
Item 4.5            Executive Officers of Registrant                          46

PART II

Item 5.             Market for Registrant's Common Equity, Related Stockholder
                           Matters and Issuer Purchases of Equity Securities  47
Item 6.             Selected Financial Data                                   48
Item 7.             Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                48
Item 7A.            Quantitative and Qualitative Disclosures
                           About Market Risk                                  48
Item 8.             Financial Statements and Supplementary Data               48
Item 9.             Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure                48
Item 9A.            Controls and Procedures                                   48
Item 9B.            Other Information                                         49

PART III

Item 10.            Directors and Executive Officers of the Registrant        49
Item 11.            Executive Compensation                                    49
Item 12.            Security Ownership of Certain Beneficial Owners
                           and Management and Related Stockholder Matters     49
Item 13.            Certain Relationships and Related Transactions            50
Item 14.            Principal Accountant Fees and Services                    50

PART IV

Item 15.            Exhibits and Financial Statement Schedules                50
Signatures                                                                    51
Exhibit List                                                                  52
Certifications                                                                54


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

MFB Financial offers a number of consumer and business financial services. These services include: (i) residential real estate loans; (ii) home equity and second mortgage loans; (iii) construction loans; (iv) commercial loans; (v) loans secured by deposits and other consumer loans; (vi) NOW accounts; (vii) statement and passbook savings accounts; (viii) certificates of deposit; (ix) consumer and commercial demand deposit accounts; (x) individual retirement accounts; (xi) trust, investment management; and brokerage services; and (xii) a variety of insurance products through Mishawaka Financial Services, Inc., its insurance agency subsidiary. The Bank's wholly-owned subsidiaries, MFB Investments I, Inc., MFB Investments II, Inc. and MFB Investments, LP are Nevada corporations and a Nevada limited partnership that manage a portion of the Bank's investment portfolio. MFB Financial provides banking services through twelve offices in St. Joseph, Elkhart, and Hamilton counties in Indiana. MFBC Statutory Trust I is MFB Corp's wholly-owned trust preferred security subsidiary.

Lending Activities

General. The Company's principal source of revenue is interest income from residential mortgage loans, construction loans, commercial loans and consumer loans. MFB Financial has concentrated its mortgage lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one-to-four family residential real property. At September 30, 2005, $192.1 million, or 49.1% of the Company's total loan portfolio, consisted of mortgage loans and residential construction loans on one-to-four family residential real property, and multi-family loans which are generally secured by first mortgages on the property. A large majority of the residential real estate loans originated by MFB Financial are secured by properties located in St. Joseph and Elkhart Counties. In an effort to diversify the asset mix of the Bank and enhance growth, commercial loans have been generated over the past ten years. Commercial loans include term loans, construction loans for commercial buildings, working capital lines of credit and letters of credit. At September 30, 2005, Commercial loans totaled $158.0 million, or 40.5% of the Company's loan portfolio. Consumer loans include loans secured by deposits, home equity and second mortgage loans, new and used car loans, boat and recreational vehicle loans and personal loans. At September 30, 2005, $40.9 million, or 10.5% of the loan portfolio consists of consumer loans.

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

MFB Financial normally requires private mortgage insurance on all conventional residential first mortgages with loan-to-value ratios in excess of 80%. In accordance with the Homeowners Protection Act of 1998, MFB has adopted policies to assure compliance with automatic cancellation provisions, depending on the date the loan was originated. On first mortgages, MFB will generally lend up to 103% loan-to-value, based upon the lesser of the purchase price or appraisal. MFB also offers programs that target first-time homebuyers when the applicants have successfully completed a homebuyer's education course and earn less than 80% of the area median income. Second mortgages and home equity loans may be originated with loan-to-values up to 100% with higher yields to compensate for potentially higher risk.

All of the residential mortgage loans that MFB Financial originates include "due-on-sale" clauses, which give MFB Financial the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

Residential mortgage loans in excess of $900,000 must be approved by a majority of the four members of MFB Financial's Board of Directors who sit on the Loan Committee. Loans under that amount are approved by loan officers subject to their individual lending limit.

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

When appropriate, MFB Financial uses guaranteed lending programs, such as the Small Business Administration and the Indiana Department of Finance Authority, to reduce risk. Lending activity is controlled with individual loan officer lending limits and a loan committee consisting of board members and the commercial loan officers. Commercial lending activity has allowed MFB Financial to diversify its balance sheet, increase market penetration and improve earnings.

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

A savings institution generally may not make any loans to one borrower or its related entities if the total of all such loans exceeds 15% of its capital (plus up to an additional 10% of capital in the case of loans fully collateralized by readily marketable collateral); provided, however, that loans up to $500,000, regardless of the percentage limitations, may be made and certain housing development loans of up to $30 million or 30% of capital, whichever is less, are permitted. MFB Financial's portfolio of loans currently contains no combination of loans to any one borrower that exceed the 15% of capital limitation.

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

Nonperforming and Classified Assets

Nonperforming assets. Nonperforming assets were $3.12 million and $4.25 million at September 30, 2005 and 2004, respectively. Nonperforming assets include nonperforming loans (loans delinquent 90 days or more and non-accrual loans), other real estate owned, repossessions and nonperforming investment securities. Total nonperforming loans for MFB Financial were $1.42 million and $2.72 million at September 30, 2005 and 2004, respectively. The decrease in nonperforming loans from last year was due primarily to loan repayments, sale of collateral and charge off of those loans. Impaired loans consist of non-accrual loans and other loans where principal and interest is not expected to be collected in accordance with the original loan terms. Impaired loans were $8.7 million and $2.2 million at September 30, 2005 and 2004, respectively. Impaired loans increased from last year in part due to the inclusion of two commercial loans with a deterioration of credit quality which is discussed further in the Allowance for Loan Losses section. Other real estate owned, repossessions and foreclosures were $1.7 million and $1.5 million at September 30, 2005 and 2004, respectively.

Classified assets. Federal regulations and MFB Financial's Classification of Assets policy provide for the classification of loans and other assets such as debt and equity securities considered by the Office of Thrift Supervision ("OTS") to be of lesser quality as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the Bank will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention" by management. At September 30, 2005, the Bank had classified $9.9 million of its assets as "special mention," $14.2 million as "substandard", $1.4 million as "doubtful", $-0- as "loss" for regulatory purposes.

An insured institution is required to establish general allowances for loan and lease losses in an amount deemed prudent by management for loans classified substandard, doubtful or impaired, as well as for other problem loans. General allowances represent loss allowances on pools or types of loans, which have been established to recognize the inherent risk associated with lending activities. Unlike specific allowances, general allowances have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss", it is required either to establish a specific allowance for the identified loss or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. MFB Financial regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations.

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

The Company maintains an internal loan review function reporting directly to the President and Chief Executive Officer. Loan review focuses on the commercial loan portfolio. The primary objectives are to evaluate the credit risk of individual loan relationships, as well as the aggregate credit risk associated with the entire commercial loan portfolio, to help ensure that underwriting standards are followed and provide a foundation for assessing the adequacy of the allowance for loan losses. The Company has established a goal of reviewing 60% of all commercial loans annually, based on dollar amounts outstanding. During the twelve months ending September 30, 2005, 67% of the commercial loans were reviewed at least once. The Company reviews all "special mention" loans at least semi-annually and all "substandard," "doubtful" and "loss" assets at least quarterly.

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

Allowance for Loan Losses

The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision is determined in conjunction with management's review and evaluation of current economic conditions, changes in the character and size of the loan and lease portfolio, delinquencies (current status as well as past trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan and lease portfolio. Total commercial loans at September 30, 2005 were $158.0 million compared to $161.0 million at September 30, 2004. Concurrently, the Bank continued to improve its loan review and risk assessment procedures however, management's increased attention to and the Company's subsequent decrease in nonperforming loans was offset by an increase in Commercial Impaired Loans. During the year ended September 30, 2005 management noted several commercial loans with improved credit performance which was offset by two commercial loans with a deterioration of credit quality. Based on the factors above, the provision for loan losses was reduced from $800,000 during the year ended September 30, 2004 to $723,000 for the year ending September 30, 2005. The balance of the allowance for loan losses at September 30, 2004 was $6.1 million or 1.53% of loans, compared to $6.4 million or 1.63% of loans at September 30, 2005. In management's opinion, MFB Financial's allowance for loan losses is adequate to absorb probable incurred losses existing at September 30, 2005.

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

The Company's investment portfolio consists of U.S. Treasury Bonds, U.S. government agency securities, municipal bonds, mortgage-backed securities, corporate debt securities, equity securities and Federal Home Loan Bank ("FHLB") stock. Investment securities decreased from $78.6 million at September 30, 2004 to $76.1 million at September 30, 2005 primarily due to continued principal pay downs of the Company's mortgage-backed securities related to the mortgage refinancing volume during the period. During the fiscal year ended September 30, 2005, the Company recorded a $948,000 write down on corporate stock held by MFB Corp. based on current estimates of fair value.

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

Of the total gross unrealized losses of $639,000 in securities available for sale at September 30, 2005, $352,000 relates to the reduced value of various mortgage-backed securities of government sponsored agencies. This decline in value is primarily attributable to the current level of interest rates.

Related to the unrealized losses for debt securities classified as corporate notes, $157,000 of unrealized losses is attributable to a trust preferred bond issued by a regional banking organization. This unrealized loss is primarily attributable to the low interest rate environment, and the variable interest rate structure of the bond. Such interest rate adjustments resulted in coupons being set at a level lower than the current market. As interest rates rise and the bonds coupon rate increases, management anticipates recovery of the unrealized losses. Management has the ability to hold this bond to maturity, at which time the face value of the bond would be realized. Credit issues are not considered to be a significant factor relative to the current unrealized losses.

Liquidity. Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Liquid assets include cash, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances and securities available for sale. Subject to various restrictions, FHLB-member savings institutions may also invest in certain corporate debt securities, commercial paper, mutual funds, mortgage-related securities, and first lien residential mortgage loans. Savings associations remain subject to the OTS regulation that requires them to maintain sufficient liquidity to ensure their safe and sound operation. Liquid assets were $119.3 million as of September 30, 2005 comparable to the $96.1 million at September 30, 2004, and management believes the liquidity level as of September 30, 2005 is sufficient to meet anticipated liquidity needs.

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

Deposits. Deposits are attracted principally from within St. Joseph and Elkhart counties in Indiana through the offering of a broad selection of deposit instruments including NOW, business checking and other transaction accounts, certificates of deposit, individual retirement accounts, and savings accounts. MFB Financial does not actively solicit or advertise for deposits outside of these counties with the exception of the new office in Hamilton County, Indiana. Substantially all of MFB Financial's depositors are residents of these counties. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. MFB Financial does not pay a fee for any deposits it receives. At September 30, 2005, noninterest bearings demand deposits totaled $37 million, Savings, NOW, MMDA deposits were $154 million and time deposits were $184 million.

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

MFB Financial's borrowings consist mainly of advances from the FHLB of Indianapolis secured by a blanket collateral agreement and based on percentage of unencumbered loans and investment securities held by the bank. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. There are regulatory restrictions on advances from the Federal Home Loan Banks, See "Regulation--Federal Home Loan Bank System" and "--Qualified Thrift Lender." At September 30, 2005, MFB Financial had $125.9 million in Federal Home Loan Bank borrowings outstanding at an average rate of 5.35% compared to $133.4 million at September 30, 2004 at an average rate of 5.53%. The Company's additional borrowing capacity with FHLB was $124.4 million at September 30, 2005. In September 2004, the Company also borrowed $6.5 million at a rate of 4.33% from one of its correspondent banks to provide capital for the Bank in its acquisition of certain assets and liabilities of Sobieski Bank.

Bank Subsidiaries

The Bank's insurance agency subsidiary, Mishawaka Financial Services, Inc. ("MFB Insurance"), was organized in 1975 and currently is engaged in the sale of credit life, general fire and accident, auto, property and health and life insurance, as agent to the Bank's customers and the general public. During the fiscal year 2005, Mishawaka Financial received approximately $189,000 in commissions versus approximately $190,000 in commissions received during the fiscal year 2004. During the fiscal year ending September 30, 2002, the Company established three new wholly-owned subsidiaries of the Bank to manage a portion of its investment portfolio. MFB Investments I, Inc. and MFB Investments II, Inc. are Nevada corporations which jointly own MFB Investments, LP, a Nevada limited partnership which holds and manages investment securities previously owned by the Bank. A total of $64.9 million in investment securities are, as of September 30, 2005, managed by MFB Investments, LP. All intercompany balances and transactions between all of the subsidiaries have been eliminated in the consolidation.

Employees

As of September 30, 2005, MFB Financial employed 141 persons on a full-time basis and 23 persons on a part-time basis. None of MFB Financial's employees are represented by a collective bargaining group. Management considers its employee relations to be excellent.

(1) Average outstanding balances reflect unrealized gain (loss) on securities available for sale. (2) Total loans less deferred net loan fees and loans in process.

                                       12
I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     A. The following are the average balance sheets for the years ending September 30:


                                                                        2005            2004             2003
                                                                      Average          Average          Average
                                                                   Outstanding      Outstanding       Outstanding
                                                                      Balance          Balance         Balance
                                                                      -------          -------         -------
Assets:                                                                            (In thousands)
Interest-earning assets:
     Interest-bearing deposits                                     $      22,157    $     21,210    $     30,856
     Mortgage-backed securities (1)                                       39,021          18,741          25,852
     Other securities available for sale (1)                              22,429          24,235          24,412
     FHLB stock                                                            8,952           6,932           6,359
     Loans held for sale                                                   1,105           1,287           1,532
     Loans receivable (2)                                                399,469         343,545         316,223
                                                                   -------------    ------------    ------------
         Total interest-earning assets                                   493,133         415,950         405,234
Non-interest earning assets, net
  of allowance for loan losses                                            39,057          29,116          21,643
                                                                   -------------    ------------    ------------

              Total assets                                         $     532,190    $    445,066    $    426,877
                                                                   =============    ============    ============

Liabilities and shareholders' equity:
Interest-bearing liabilities:
     Savings accounts                                              $      47,071    $     35,309    $     28,714
     NOW and money market accounts                                        89,443          79,500          67,389
     Certificates of deposit                                             185,268         156,961         155,740
     Subordinated notes - trust                                              875               -               -
      Other Borrowings                                                     6,500           1,078             155
     FHLB advances                                                       131,101         104,801         114,146
                                                                   -------------    ------------    ------------
         Total interest-bearing liabilities                              460,258         377,649         366,144
Other liabilities                                                         35,345          31,974          27,129
                                                                   -------------    ------------    ------------
     Total liabilities                                                   495,603         409,623         393,273

Shareholders' equity
         Common stock                                                     12,413          12,393          13,020
         Retained earnings                                                32,222          32,120          29,901
         Net unrealized gain(loss) on securities
              available for sale                                            (418)           (812)           (419)
         Treasury stock                                                   (7,630)         (8,258)         (8,898)
                                                                   --------------   -------------   ------------
         Total shareholders' equity                                       36,587          35,443          33,604
                                                                   -------------    ------------    ------------

         Total liabilities and shareholders' equity                $     532,190    $    445,066    $    426,877
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

                                                                      --------Year Ended September 30, 2005-------
                                                                              -----------------------------
                                                                         Average                          Average
                                                                         Balance         Interest       Yield/Cost
                             (Dollars in thousands)

INTEREST-EARNING ASSETS
     Interest-bearing deposits                                        $     22,157    $        403         1.82%
       Mortgage-backed securities (1)                                       39,152           1,523         3.89
     Other securities available for sale (1)                                22,429             732         3.26
     FHLB stock                                                              8,952             385         4.30
     Loans held for sale                                                     1,105              69         6.22
     Loans receivable (2)                                                  399,469          24,835         6.22
                                                                      ------------    ------------
         Total interest-earning assets                                $    493,264          27,947         5.67
                                                                      ============    ============

INTEREST-BEARING LIABILITIES
     Savings accounts                                                 $     47,071             421         0.89%
     NOW and money market accounts                                          89,443             902         1.01
     Certificates of deposit                                               185,268           5,308         2.87
     Subordinated notes - trust                                                875              53         6.02
      Other Borrowings                                                         6,500           285         4.38
     FHLB advances                                                         131,101           6,308         4.81
                                                                      ------------    ------------
         Total interest-bearing liabilities                           $    460,258          13,277         2.88
                                                                      ============    ============

Net interest-earning assets                                           $     33,006
                                                                      ============

Net interest income                                                                   $     14,670
                                                                                      ============

Interest rate spread (3)                                                                                   2.79%
                                                                                                           =====

Net yield on average interest-earning assets (4)                                                           2.97%

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



                                                                      --------Year Ended September 30, 2004-------
                                                                              -----------------------------
                                                                         Average                          Average
                                                                         Balance         Interest       Yield/Cost
                             (Dollars in thousands)

INTEREST-EARNING ASSETS
     Interest-bearing deposits                                        $     21,210    $        174         0.82%
       Mortgage-backed securities (1)                                       18,808             604         3.21
     Other securities available for sale (1)                                25,013             771         3.08
     FHLB stock                                                              6,932             321         4.63
     Loans held for sale                                                     1,287              78         6.07
     Loans receivable (2)                                                  343,545          20,844         6.07
                                                                      ------------    ------------
         Total interest-earning assets                                $    416,795          22,792         5.47
                                                                      ============    ============

INTEREST-BEARING LIABILITIES
     Savings accounts                                                 $     35,309             220         0.62%
     NOW and money market accounts                                          79,500             575         0.72
     Certificates of deposit                                               156,961           4,614         2.94
     Other Borrowings                                                          1,078            38         3.52
     FHLB advances                                                         104,801           5,642         5.38
                                                                      ------------    ------------
         Total interest-bearing liabilities                           $    377,649          11,089         2.94
                                                                      ============    ============

Net interest-earning assets                                           $     39,146
                                                                      ============

Net interest income                                                                   $     11,703
                                                                                      ============

Interest rate spread (3)                                                                                   2.53%
                                                                                                           =====

Net yield on average interest-earning assets (4)                                                           2.81%

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)


                                                                      --------Year Ended September 30, 2003-------
                                                                              -----------------------------
                                                                         Average                          Average
                                                                         Balance         Interest       Yield/Cost
                             (Dollars in thousands)

INTEREST-EARNING ASSETS
     Interest-bearing deposits                                        $     30,856    $        341         1.11%
       Mortgage-backed securities (1)                                       25,800             574         2.22
     Other securities available for sale (1)                                24,982           1,040         4.16
     FHLB stock                                                              6,359             338         5.32
     Loans held for sale                                                     1,532             101         6.62
     Loans receivable (2)                                                  316,223          20,932         6.62
                                                                      ------------    ------------
         Total interest-earning assets                                $    405,752          23,326         5.75
                                                                      ============    ============

INTEREST-BEARING LIABILITIES
     Savings accounts                                                 $     28,714             273         0.95%
     NOW and money market accounts                                          67,389             508         0.75
     Certificates of deposit                                               155,740           5,019         3.22
     Other Borrowings                                                             155            6         3.87
     FHLB advances                                                         114,146           6,438         5.64
                                                                      ------------    ------------
         Total interest-bearing liabilities                           $    366,144          12,244         3.34
                                                                      ============    ============

Net interest-earning assets                                           $     39,608
                                                                      ============

Net interest income                                                                   $     11,082
                                                                                      ============

Interest rate spread (3)                                                                                   2.41%
                                                                                                           =====

Net yield on average interest-earning assets (4)                                                           2.73%

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


                                                                               Increase (Decrease) in
                                                                                 Net Interest Income
                                                                   Total Net           Due to            Due to
                                                                    Change              Rate             Volume
                                                                                   (In thousands)
Year ended September 30, 2005 compared
  to year ended September 30, 2004
      Interest-earning assets
         Interest-bearing deposits                               $       229       $       221       $          8
         Mortgage-backed securities                                      919               150                769
         Other securities available for sale                             (39)               52                (91)
         FHLB stock                                                       64               (21)                85
         Loans held for sale                                              (9)                2                (11)
         Loans receivable                                              3,991               525              3,466
                                                                 -----------       -----------       ------------
             Total                                                     5,155               929              4,446

      Interest-bearing liabilities
         Savings accounts                                                201               114                 87
         NOW and money market accounts                                   327               249                 78
         Certificates of deposit                                         694              (114)               808
         Subordinated notes - trust                                       53                 -                 53
             Other Borrowings                                            666              (489)             1,155
         FHLB advances                                                   247                11                236
                                                                 -----------       -----------       ------------
             Total                                                     2,188              (229)             2,417
                                                                 -----------       ------------      ------------

Change in net interest income                                    $     2,967       $     1,158       $      1,809
                                                                 ===========       ===========       ============


                                       17
I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)



                                                                               Increase (Decrease) in
                                                                                Net Interest Income
                                                                  Total Net            Due to           Due to
                                                                    Change              Rate             Volume
                                                                                (In thousands)
Year ended September 30, 2004 compared
  to year ended September 30, 2003
      Interest-earning assets
         Interest-bearing deposits                               $      (167)      $       (76)      $        (91)
         Mortgage-backed securities                                       30               212               (182)
         Other securities available for sale                            (269)             (270)                 1
         FHLB stock                                                      (17)              (46)                29
         Loans held for sale                                             (23)               (8)               (15)
         Loans receivable                                                (88)           (1,820)             1,732
                                                                 ------------      ------------      ------------
             Total                                                      (534)           (2,008)             1,474

      Interest-bearing liabilities
         Savings accounts                                                (53)             (107)                54
         NOW and money market accounts                                    67               (21)                88
         Certificates of deposit                                        (405)             (444)                39
             Other Borrowings                                             32                (1)                33
         FHLB advances                                                  (796)             (284)              (512)
                                                                 ------------      ------------      -------------
             Total                                                    (1,155)             (857)              (298)
                                                                 ------------      ------------      -------------

Change in net interest income                                    $       621       $    (1,151)      $      1,772
                                                                 ===========       ============      ============

                                       19
II.     INVESTMENT PORTFOLIO


A. The following table sets forth the amortized cost and fair value of securities available for sale: At September 30, 2005 2004 2003

                         Amortized        Fair          Amortized         Fair          Amortized         Fair
                           Cost           Value           Cost            Value           Cost            Value
                                 (In thousands)
Debt securities
     U.S. Government
       and federal
       agencies       $    11,220    $     11,179      $     9,303     $    9,352      $    9,369     $     9,563
     Municipal bonds          340             344              343            356             346             369
     Mortgage-
       backed              40,575          40,275           45,266         45,405          16,808          16,769
     Corporate debt         8,745           8,569            7,734          7,655           9,771           9,486
                      -----------    ------------      -----------     ----------      ----------     -----------

                           60,880          60,367           62,646         62,768          36,294          36,187

Marketable equity
  securities                3,180           3,208            4,128          3,253           4,237           3,841
                      -----------    ------------      -----------     ----------      ----------     -----------

                      $    64,060    $     63,575      $    66,774     $   66,021      $   40,531     $    40,028
                      ===========    ============      ===========     ==========      ==========     ===========



The following table sets forth the amortized cost and estimated market value of Federal Home Loan Bank (FHLB) stock:

                                                           At September 30,
                      -------------------------------------------------------------------------------------------
                                  2005                           2004                              2003
                      --------------------------       --------------------------      --------------------------
                                        Estimated                      Estimated                        Estimated
                         Amortized       Market         Amortized        Market         Amortized        Market
                           Cost           Value           Cost            Value           Cost            Value
                                 (In thousands)
Other securities
FHLB stock            $     8,988    $      8,988      $     8,799     $    8,799      $    6,471     $     6,471
                      ===========    ============      ===========     ==========      ==========     ===========

B. The maturity distribution and weighted average interest rates of debt securities available for sale, excluding mortgage-backed securities, are as follows:

                                          Amount at September 30, 2005, which matures in
           ------------------------------------------------------------------------------------------------------------
                                          One                 One to             Over Five to        Over 10
               Year or Less           Five Years             Ten Years               Years                Totals
           --------------------  --------------------  --------------------  --------------------  --------------------
             Amortized    Fair     Amortized    Fair     Amortized    Fair     Amortized    Fair     Amortized    Fair
               Cost       Value      Cost       Value      Cost       Value      Cost      Value       Cost       Value
               ----       -----      ----       -----      ----       -----      ----      ------      ----       -----
                                                                (Dollars in thousands)
U.S. Government
  and federal
  agencies $   2,608  $   2,590   $  7,597      7,575   $  1,015   $  1,014   $          $          $ 11,220  $  11,179
Municipal bonds                        340        344                                                    340        344
Corporate Debt 1,498      1,503      3,278      3,273                            3,969      3,793      8,745      8,569
               -----  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
           $    4,106 $   4,093  $  11,215  $  11,192  $   1,015  $   1,014  $   3,969  $   3,793  $  20,305  $  20,092
           ========== =========  =========  =========  =========  =========  =========  =========  =========  =========


Weighted
average yield  4.23 %                4.35%                 4.26%                 4.49%                 4.35%



There were no securities held to maturity at September 30, 2005.

The weighted average interest rates are based upon coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

C. There were no investments in securities of any one issuer which exceeded 10% of the shareholders' equity of the Company at September 30, 2005.

                                       21
III.     LOAN PORTFOLIO

         A. The following table sets forth the composition of MFB Corp.'s consolidated loan portfolio and mortgage-backed securities by loan type as of the dates indicated, including a reconciliation of gross loans receivable to net loans receivable after consideration of the allowance for loan losses, deferred net loan fees and loans in process:


                                        ------------------------------------------September 30,----------------------------------
                                             2005              2004               2003              2002               2001
                                                Percent           Percent            Percent           Percent            Percent
                                                  of                of                 of                of                 of
                                         Amount  Total     Amount  Total    Amount    Total    Amount   Total   Amount     Total
                                                                          (Dollars in thousands)
Mortgage loans
     Residential                        $167,395  42.67%  $176,817  44.10%  $129,472  40.60%  $146,943  46.31%  $157,187  50.29%
     Residential construction             21,757   5.56     20,259   5.05     22,066   6.92     15,863   5.00     18,658   5.97
     Multi-family                          3,249   0.83      3,899    .97      6,728   2.11      6,027   1.90      4,331   1.38

Commercial and other loans
     Commercial loans                    158,071  40.49    160,952  40.15    130,623  40.96    121,140  38.18    105,575  33.78
     Home equity and second
       mortgage loans                     33,901   8.66     32,006   7.98     24,535   7.70     21,151   6.67     20,275   6.49
     Other                                 7,010   1.78      6,973   1.75      5,462   1.71      6,165   1.94      6,537   2.09
                                         -------- ------  --------  ------  --------- ------  --------- ------  --------- ------
         Gross loans receivable          391,383 100.00%   400,906 100.00%   318,886 100.00%   317,289 100.00%   312,563 100.00%
Less
     Allowance for loan losses            (6,388)           (6,074)           (5,198)           (5,143)           (4,632)
     Deferred net loan fees                 (766)             (843)             (820)             (794)             (807)
     Loans in process                         78              (138)               89              (104)             (143)
                                         --------         ---------         ---------          --------          --------

         Net loans receivable           $384,307          $393,851          $312,957          $311,248           $306,981

Mortgage-backed securities
     FHLMC certificates                 $ 26,621          $ 25,767          $  6,966          $ 13,748           $  3,617
     CMO - REMIC                          13,654            19,639             9,803            13,289             16,703
                                         -------          --------          --------          ---------          ---------
         Net mortgage-backed            $ 40,275          $ 45,405          $ 16,769          $ 27,037           $ 20,320
            Securities

Mortgage loans
     Adjustable rate                    $122,437  63.64   $122,473  60.94   $113,639  71.80   $132,836  78.68%   $140,284 77.86%
     Fixed rate                           69,964  36.36     78,502  39.06     44,627  28.20     35,997  21.32      39,892 22.14
                                         -------  -----    -------  -----   --------  ------  --------  ------   -------- ------
         Total                          $192,401 100.00%  $200,975 100.00%  $158,266 100.00%  $168,833 100.00%   $180,176 100.00%

        B. Loan Maturity. The following table sets forth certain information at September 30, 2005, regarding the dollar amount of loans maturing in MFB Corp.'s consolidated loan portfolio based on the date that final payment is due under the terms of the loan. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

                                       Balance                  Due during years ended September 30,
                                     Outstanding                                   2009      2011      2016     2021
                                   at September 30,                                 and       to        to       and
                                          2005       2006       2007      2008     2010      2015      2020   Following

                                                                         (In thousands)
Mortgage Loans
      Residential                       $167,395  $     33  $    193  $  1,278  $  1,276  $ 10,506  $ 29,094  $125,015
Residential construction                  21,757    21,757        -          -         -         -         -         -
      Multi-family                         3,249         -     1,895         -     1,188         -         -       166
Commercial and other Loans-
      Commercial loans                   158,071    10,209    12,023    35,916    29,322    13,887       997    55,717
      Home equity and second
         mortgage                         33,901     2,042     1,808     2,592    13,760     3,678     1,800     8,221
      Other                                7,010       335       850       931     2,710       513        57     1,614
                                        ---------  --------  -------- --------- --------  --------  --------  -------

      Total                             $391,383  $ 34,376  $ 16,769  $ 40,717  $ 48,256  $ 28,584  $ 31,948  $190,733

The following table sets forth, as of September 30, 2005, the dollar amount of all loans which have fixed interest rates and floating or adjustable interest rates.

                          Due After September 30, 2005
                                    Variable
                             Fixed Rates Rates Total
                                 (In thousands)
Mortgage loans
      Residential & Construction              $    66,715     $   122,437    $  189,152
      Multi-family                                   3,249              -         3,249


Commercial and other loans
      Commercial loans                             105,829         52,242       158,071
      Home equity and second mortgage               17,956         15,945        33,901
      Other                                          6,816            194         7,010
                                              ------------    -----------    ----------

      Total                                   $    201,291    $   190,092    $  391,383
                                              ============    ===========      ========

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

                                                                  At September 30,
                                    -----------------------------------------------------------------------------
                                       2005            2004             2003            2002              2001
                                       ----            ----             ----            ----              ----
                                                               (Dollars in thousands)

Accruing loans delinquent
  more than 90 days                 $      136       $       -       $         -     $        -       $       152
Non-accruing loans                       1,284           2,719             3,845          5,464             2,632
                                    ----------       ---------       -----------     ----------       -----------
Total nonperforming
        loans                            1,420           2,719             3,845          5,464             2,784
Real estate owned, net                   1,444           1,527               704            365                 -
Repossessions & Foreclosures               252               -                 -              -                 -
Nonperforming Investments                    -               -                 -            120                 -
                                    ----------       ---------       -----------     ----------       -----------
      Total nonperforming
        assets                      $    3,116       $   4,246       $     4,549     $    5,949       $     2,784
                                    ==========       =========       ===========     ==========       ===========

Nonperforming loans to
  total loans                            0.36%            0.68%            1.21%          1.73%              0.89%
Nonperforming assets to
  total loans                            0.80%            1.07%            1.43%          1.88%              0.89%

Management believes that the allowance for loan losses balance at September 30, 2005 is adequate to absorb estimated losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

                                       23
III. LOAN PORTFOLIO (Continued)

         C. Risk Elements (Continued)

                2.    Potential Problem Loans

                      As of September 30, 2005, impaired loans totaled $8.7 million. Loans are classified as impaired loans if there are serious doubts as to the ability of the borrower to comply with present loan repayment terms, which may result in disclosure of such loans pursuant to Item III.C.1. The impaired loans had specific loan loss allowances totaling $2,714,000 at September 30, 2005. A total of $747,000 of the impaired loans are nonaccrual loans and included in the nonperforming loans of $1.4 million in the table above.

                3.    Foreign Outstandings

                      None

                4.    Loan Concentrations

                      MFB Financial historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one-to-four family and multi-family residential real property. These loans continue to be a major focus of MFB Financial's loan origination activities, representing 49.1% of the total loan portfolio at September 30, 2005. However, MFB Financial continues to place increased emphasis on diversifying its balance sheet and improving earnings with significant growth in commercial lending, which represent 40.4% of the total loan portfolio at September 30, 2005.


         D.     Other Interest-Earning Assets

                There are no other interest-earning assets as of September 30, 2005 which would be required to be disclosed under Item III. C.1 or 2 if such assets were loans.

*      Not including loans held for sale
                                       24
     IV.   SUMMARY OF LOAN LOSS EXPERIENCE

           A. The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions (including those of MFB Corp.'s lending area), changes in the characteristic and size of the loan portfolio, loan delinquencies (current status as well as past trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, MFB Corp.'s allowance for loan losses is adequate to absorb probable incurred losses from loans at September 30, 2005.

                The following table analyzes changes in the consolidated allowance for loan losses during the past five years ended September 30, 2005.

                                                              Years Ended September 30,
                                  -------------------------------------------------------------------------------
                                       2005            2004             2003            2002              2001
                                       ----            ----             ----            ----              ----
                                                               (Dollars in thousands)
Balance of allowance at
  beginning of period             $      6,074     $     5,198     $       5,143     $    4,632      $      1,672
Add: recoveries
   Mortgage Residential loans                -               -                 -             14                 4
   Residential Construction                  -               8                 -              -                 -
   Commercial real estate                    -               5               333              -                 -
   Commercial Loans                         80               2                 -              -                 -
   Other loans                              10               2                 -              -                 -
Less charge offs:
   Mortgage Residential loans              (40)              -                 -              -                 -
   Commercial real estate                  (80)            (11)             (305)        (2,826)              (91)
   Commercial loans                       (266)           (508)           (1,060)             -                 -
   Home Equity                               -               -                (7)             -                 -
   Other loans                            (113)            (24)              (16)           (46)              (50)
                                  -------------    ------------    -------------     ----------      ------------
Net charge-offs                           (409)           (526)           (1,055)        (2,858)             (137)

Allowance acquired through
   acquisition                               -             602                 -              -                 -
Provisions for loan losses                 723             800             1,110          3,369             3,097
                                  ------------     -----------     -------------     ----------      ------------

Balance of allowance at
  end of period                   $      6,388     $     6,074     $       5,198     $    5,143      $      4,632
                                  ============     ===========     =============     ==========      ============

Net charge-offs to total
  average loans out-
  standing for period *                0.10%           0.15%             0.33%           0.91%              0.04%
Allowance at end of
  period to total loans
  at end of period  *                  1.63%           1.52%             1.63%           1.63%              1.49%

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




                                                                       September 30,
                                       2005               2004              2003                2002               2001
                               -------------------- ------------------  ---------------   ------------------  -----------------
                                          Percent            Percent         Percent               Percent             Percent
                                          of loans            of loans        of loans              of loans           of loans
                                          in each             in each         in each               in each            in each
                                          category            category        category              category            category
                                          to total            to total         to total             to total            to total
                                 Amount    Loans    Amount     Loans    Amount   Loans     Amount    Loans    Amount      Loans
                                 ------    -----    ------     -----    ------   -----     ------    -----    ------      -----
                                                                 (Dollars in thousands)
Balance at end of period
  applicable to

      Residential               $    242   42.74%  $    318    44.11%  $     94   40.60%  $    121   46.31%   $     96    50.77%

      Commercial                   5,603   40.39      5,126    40.15      4,591   40.96      4,814   38.18       4,359    33.45

      Multi-family                     6     .83          8      .97          7    2.11          6    1.90           4     1.37

      Residential construction        44    5.57         40     5.05         22    6.92         16    5.50          19     5.91

      Consumer loans (1)             144   10.47        153     9.72         70    9.41         67    8.61          70     8.50

      Unallocated                    349                429                 414                119                  84

          Total                 $  6,388  100.00%  $  6,074   100.00%  $  5,198  100.00%  $  5,143  100.00%   $  4,632    100.00%












V.       DEPOSITS

        The average amount of deposits and average rates paid are summarized as follows for the years ended September 30:


                                                         2005               2004                 2003
                                                   Average   Average  Average   Average    Average   Average
                                                    Amount    Rate     Amount    Rate       Amount    Rate
                                                                  (Dollars in thousands)
         Savings accounts                        $  47,071    0.89%  $  35,309   0.62%   $  28,714    0.95%
         Now and money market accounts              89,443    1.01      79,500   0.72       67,389    0.75
         Certificates of deposit                   185,268    2.87     156,961   2.94      155,740    3.22
         Demand deposits (noninterest-bearing)      30,387              28,923              23,833
                                                ------------         ----------          ----------
                                                  $352,169            $ 300,693           $275,676



        Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at September 30, 2005 is summarized as follows:

                                                                                                                           Amount
                                                                                                                      (In thousands)

         Three months or less                                                                                          $      9,292
         Over three months and through six months                                                                             3,322
         Over six months and through twelve months                                                                           11,744
         Over twelve months                                                                                                  21,934
                                                                                                                       ------------

                                                                                                                       $     46,292

                                       28
VI.      RETURN ON EQUITY AND ASSETS

The ratio of net income to average total assets and average shareholders' equity and certain other ratios are as follows:

                                                                               September 30,
                                                              ----------------------------------------------
                                                                 2005              2004             2003
                                                                 ----              ----             ----
                                                                          (Dollars in thousands)

        Average total assets                                  $    532,190      $    445,066     $    426,877

        Average shareholders' equity                          $     36,587      $     35,443     $     33,604

        Net income                                            $      2,496      $      1,790     $      2,400

        Return on average total assets                               0.47%           0.40%             0.56%

        Return on average shareholders' equity                       6.82%           5.05%             7.14%

        Dividend payout ratio (dividends
          declared per share divided by net
          income per share)                                         26.73%            34.56%           23.26%

        Average shareholders' equity
          to average total assets                                    6.87%           7.96%             7.87%

VII.     SHORT-TERM AND FEDERAL HOME LOAN BANK BORROWINGS
The following table sets forth the maximum month-end balance and average balance of FHLB advances at the dates indicated.

                                                                               September 30,
                                                                 2005              2004             2003
                                                                 ----              ----             ----
                             (Dollars in thousands)
Maximum Balance:
FHLB advances.............................................    $136,260        $133,443          $   119,215

Average Balance:
FHLB advances:............................................     131,101         104,801              114,146

Average Rate Paid On:
FHLB advances.............................................        4.81%           5.38%                5.64%

The following table sets forth the Bank's borrowings at the dates indicated:
                                                                               September 30,
                                                                 2005              2004             2003
                                                                 ----              ----             ----
                             (Dollars in thousands)
Amounts Outstanding:
FHLB advances.............................................    $125,854        $   133,443       $    98,790

Weighted Average Interest Rate:
FHLB Advances.............................................        5.35%              5.53%            5.47%









VIII.    CONTRACTUAL OBLIGATIONS AND COMMITTMENTS
The following table sets forth contractual obligations and commitments based on the due date:


                                                               Payments due by Period
                                                     Less than                                            Over
                                       Total          1 year          1-3 years       3-5 years          5 years
                                       -----          ------          ---------       ---------          -------
                                                               (Dollars in thousands)

Time deposits                     $    183,624     $    81,205     $      91,007     $   10,464      $        948
FHLB borrowings                        125,854          12,500            63,000         28,025            22,329
Loan from correspondent
   Bank                                  6,500           6,500                 -              -                 -
Subordinated debenture                   5,000               -                 -              -             5,000
Unused commitments to
   extend credits                       88,495          88,495                 -              -                 -
                                  ------------     -----------     -------------     ----------      ------------

Total                             $    409,473    $     188,700   $     154,007     $     38,489   $      28,277

                                       31
                                                     COMPETITION

MFB Financial originates most of its loans to and accepts most of its deposits from residents of St. Joseph and Elkhart counties in Indiana and beginning in 2005 in Hamilton County Indiana. MFB Financial is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, certain non-banking consumer lenders, and other companies or firms, including brokerage houses and mortgage brokers that provide similar services in St. Joseph and Elkhart Counties. In total, there are 33 financial institutions located in this two county market area. These financial institutions consist of 15 commercial banks, one savings bank and 16 credit unions. MFB Financial also competes with money market and mutual funds with respect to deposit accounts and with insurance companies with respect to individual retirement accounts.

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

The OTS has extensive authority over the operations of savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Bank was as of December 31, 2004. When these examinations are conducted by the OTS, the examiners may require the Company to provide for higher general or specific loan loss reserves. To fund the operations of the OTS, all savings institutions are subject to a semi-annual assessment, based on the total assets, condition, and complexity of operations. The Bank's OTS assessment for the fiscal year ended September 30, 2005, was approximately $118,000.

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

The Securities and Exchange Commission had adopted final rules implementing
Section 404 of the Sarbanes-Oxley Act of 2002 but has delayed the implementation of 404 regulations for non-accelerated filers. The Company may at some point in the future be required to include a report from management on the Company's internal control over financial reporting. The internal control report must include a statement of management's responsibility for establishing and maintaining adequate control over financial reporting of the Company, identify the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting, provide management's assessment of the effectiveness of the Company's internal control over financial reporting and state that the Company's independent accounting firm has issued an attestation report on management's assessment of the Company's internal control over financial reporting. Management expects that if and when applicable to the Company, significant efforts will be required to comply with Section 404 and that the cost of such compliance may be material upon implementation.


Federal Home Loan Bank System

The Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member financial institutions. At September 30, 2005, the Bank's investment in stock of the FHLB of Indianapolis was $8.80 million.

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

In addition to the assessment for deposit insurance, savings institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the SAIF. By law, payments on Financing Corporation obligations have been shared equally between the members of both insurance funds since January 1, 2000. The Bank's annual deposit insurance premium for the year ended September 30, 2005, including the Financing Corporation payments, was approximately $84,000 based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

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

Regulatory Capital

Currently, savings institutions are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations with the highest rating for safety and soundness maintain "core capital" of at least 3% of total assets, with other savings associations maintaining core capital of 4% to 5% of total assets, depending on their condition. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits), less nonqualifying intangibles. Under the tangible capital requirement, a savings bank must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights and purchased credit card relationships which may be included subject to certain limits) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings bank to account for the relative risks inherent in the type and amount of assets held by the savings bank. The total risk-based capital requirement requires a savings bank to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%) with a credit risk-free asset such as cash requiring no risk-based capital and an asset with a significant credit risk such as a non-accrual loan being assigned a factor of 100%. At September 30, 2005, based on the capital standards then in effect, the Bank was in compliance with all capital requirements imposed by law.

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

Prompt Corrective Action

Applicable Federal law requires that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, five capital tiers have been established: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At each successively lower capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. OTS regulations define these capital levels as follows: (1) well-capitalized institutions must have total risk-based capital of at least 10%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 6% and a leverage ratio of at least 5% and are not subject to any order or written directive of the OTS to maintain a specific capital level for any capital measure; (2) adequately capitalized associations are those that meet the regulatory minimum of total risk-based capital of 8%, core risk-based capital of 4% and a leverage ratio of 4%, but which are not well capitalized; (3) undercapitalized institutions are those that do not meet the requirements for adequately capitalized institutions, but that are not significantly undercapitalized; (4) significantly undercapitalized institutions have total risk-based capital of less than 6%, core risk-based capital of less than 3% and a leverage ratio of less than 3%; and (5) critically undercapitalized institutions are those with tangible capital of less than 2% of total assets. In addition, the OTS can downgrade an institution's designation notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or if the institution is deemed to be in an unsafe or unsound condition. Each undercapitalized institution must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Significantly undercapitalized institutions must restrict the payment of bonuses and raises to their senior executive officers. Furthermore, a critically undercapitalized institution must be placed in conservatorship or receivership within 90 days after reaching such capitalization level, except under limited circumstances. It will also be prohibited from making payments on any subordinate debt securities without the prior approval of the FDIC and will be subject to significant additional operating restrictions. The Bank's capital at September 30, 2005, meets the standards for a well-capitalized institution.

Capital Distributions Regulation

An OTS regulation imposes limitations upon all "capital distributions" by savings institutions, including cash dividends, payments by an institution to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The OTS regulations permit a savings institution to make a capital distribution to its shareholders in a maximum amount that does not exceed the institution's undistributed net income for the prior two years plus the amount of its undistributed income from the current year. The rule requires a savings institution, such as the Bank, that is a subsidiary of a savings and loan holding company to file a notice with the OTS thirty days before making a capital distribution up to the maximum amount described above. The rule also requires all savings institutions, whether a holding company or not, to file an application with the OTS prior to making any capital distribution where the association is not eligible for "expedited processing" under the OTS "Expedited Processing Regulation," where the proposed distribution, together with any other distributions made in the same year, would exceed the "maximum amount" described above, where the institution would be under capitalized following the distribution or where the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS.

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

Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings bank subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company must, within one year of the savings association's failure to meet the QTL test, register as a bank holding company and become subject to all of the provisions of the Bank Holding Company Act of 1956. See-"Qualified Thrift Lender." At September 30, 2005, the Bank's asset composition qualifies the Bank as a Qualified Thrift Lender.

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

If MFB has fewer than 300 shareholders of record, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

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

Loans to One Borrower

Under OTS regulations, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings bank may lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the savings bank meets its regulatory capital requirements and the OTS authorizes the savings bank to use this expanded lending authority. At September 30, 2005, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its regulatory lending limits. Management does not believe that the loans-to-one-borrower limits will have a significant impact on the Bank's business operations or earnings.

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

At September 30, 2005, 84.44% of the Bank's portfolio assets (as defined on that date) were invested in qualified thrift investments (as defined on that date), and therefore the Bank's asset composition was in excess of that required to qualify the Bank as a QTL. Also, the Bank does not expect to significantly change its lending or investment activities in the near future, and therefore expects to continue to qualify as a QTL, although there can be no such assurance.

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

Item 1A. Risk Factors

Statements contained in this filing on Form 10-k that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are also intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. MFB cautions readers that forward-looking statements, including without limitation those relating to MFB's future business prospects, interest income and expense, net income, liquidity, and capital needs are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this filing, including the following:

Regulatory Risk. The banking industry is heavily regulated. These regulations are intended to protect depositors, not shareholders. As discussed in this Form 10-K, MFB and its subsidiaries are subject to regulation and supervision by the FDIC, the OTS and the SEC. The burden imposed by federal and state regulations put banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies.

Legislation: Because of concerns relating to the competitiveness and the safety and soundness of the industry, Congress continues to consider a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. Among such bills are proposals to combine banks and thrifts under a unified charter, to combine regulatory agencies, and to make changes to deposit insurance protection of depositors. Management cannot predict whether or in what form any of these proposals will be adopted or the extent to which the business of MFB and its subsidiaries may be affected thereby.

Credit Risk. One of the greatest risks facing lenders is credit risk, that is, the risk of losing principal and interest due to a borrower's failure to perform according to the terms of a loan agreement. While managment attempts to provide an allowance for loan losses at a level adequate to cover probable incurred losses based on loan portfolio growth, past loss experience, general economic conditions, information about specific borrower situations, and other factors, future adjustments to reserves may become necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used with respect to such factors.

Exposure to Local Economic Conditions. MFB's primary market area for deposits and loans encompasses St. Joseph and Elkhart Counties, in northwest Indiana. Ninety-five percent of MFB's business activities are within this area. This concentration exposes MFB to risks resulting from changes in the local economy. A dramatic drop in local real estate values would, for example, adversely affect the quality of MFB Financial's loan portfolio.

Interest Rate Risk. MFB's earnings depend to a great extent upon the level of net interest income, which is the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings. Interest rate risk is the risk that the earnings and capital will be adversely affected by changes in interest rates. While MFB attempts to adjust its asset/liability mix in order to limit the magnitude of interest rate risk, interest rate risk managment is not an exact science. Rather, it involves estimates as to how changes in the general level of interest rates will impact the yields earned on assets and the rates paid on liabilities. Moreover, rate changes can vary depending upon the level of rates and competitive factors. From time to time, maturities of assets and liabilities are not balanced, and a rapid increase or decrease in interest rates could have an adverse effect on net interest margins and results of operation of MFB. Further discussion of interest rate risk can be found under the caption "Asset/Liability Management" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of MFB's 2005 Annual Report to Shareholders.

Competition. The activities of MFB and MFB Financial in the geographic market served involve competition with other banks as well as with other financial institutions and enterprises, many of which have substantially greater resources than those available to MFB. In addition, non-bank competitors are generally not subject to the extensive regulation applicable to MFB and MFB Financial.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

At September 30, 2005, MFB Financial conducted its business from its corporate office at 4100 Edison Lakes Parkway, Mishawaka, Indiana 46545, and twelve full service financial centers. During the fiscal year ended September 30, 2005, MFB Financial opened one new office in Mishawaka, Indiana and one new leased office in Carmel, Indiana. Ten branch offices are owned by MFB Financial and the Wayne Street and Carmel offices are leased.

The corporate headquarters consists of approximately 114,000 square feet with approximately 45% of the space utilized by the Company. At September 30, 2005 the Company had leased approximately 70% of the available tenant space.

The following table provides certain information with respect to MFB Financial's offices as of September 30, 2005:

                                                      Year                                Approximate
Description and Address                              Opened                              Square Footage
Corporate Headquarters
4100 Edison Lakes Parkway
Mishawaka, IN 46545                                   2004                                  114,000

Main Office
121 S. Church Street
Mishawaka, IN 46544                                     1961                                  13,700

Branch Office
411 W. McKinley Ave.
Mishawaka, IN 46545                                     1975                                   4,800

Branch Office
402 W. Cleveland Rd.
Mishawaka, IN 46545                                     1977                                   2,500

Branch Office
2427 Mishawaka Ave.
South Bend, IN 46615                                    1978                                   2,600

Branch Office
25990 County Road 6
Elkhart, IN 46514                                       1999                                   3,200

Branch Office
100 E. Wayne St., Suite 150
South Bend, IN 46601                                    2000                                   3,200

Branch Office
23132 U.S. 33
Elkhart, IN 46517                                       2003                                   2,700

Branch Office
2930 West Cleveland Rd.                                 2004                                   8,900
South Bend, IN 46628

Branch Office                                            2005                                    500
4100 Edison Lakes Parkway
Mishawaka, IN 46545

Branch Office
23761 Western Ave                                        2004                                  3,400
South Bend, IN 46619

Branch Office
742 E Ireland Rd                                         2004                                  3,100
South Bend, IN 46614

Branch Office
11611 N. Meridian Suite 110                              2005                                  1,400
Carmel, IN 46032



MFB Financial also operates thirteen automatic teller machines (ATMs). MFB Financial's ATMs participate in the nationwide CIRRUS ATM network.

MFB Financial owns computer and data processing equipment which is used for transaction processing and accounting. In 2003, MFB Financial also renegotiated its contract for data processing and reporting services with BISYS, Inc. in Houston, Texas. The cost of these data processing services was approximately $754,000 for the year ended September 30, 2005 and $632,000 for the year ended September 30, 2004.

Item 3.  Legal Proceedings.

The Company and the Bank are subject to certain claims and legal actions arising in the ordinary course of business. A creditor of the $3.8 million impaired loan relationship discussed in Note 4 to the Company's consolidated financial statements in its Annual Report to Shareholders has filed a lawsuit against MFB seeking to recover $987,000 plus interest from MFB. In that lawsuit, the creditor alleges that MFB Financial violated a Subordination Agreement, and a related letter agreement that the creditor alleges were entered into with MFB pertaining to the obligations of MFB's commercial loan customer. The Company believes it has valid defenses and will vigorously contest this lawsuit. Based upon information currently available and consultation with legal counsel, the Company believes the ultimate outcome of this lawsuit is difficult to predict; therefore, no contingent liability has been recorded for this lawsuit at September 30, 2005. In the opinion of management, after consultation with legal counsel, the ultimate disposition of all other legal matters is not expected to have a material adverse effect on the consolidated financial position or results of operation of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of MFB's shareholders during the quarter ended September 30, 2005.

Item 4.5.         Executive Officers of Registrant.

Presented below is certain information regarding the executive officers of MFB and MFB Financial:

       Name                              Position
       ----                             --------
Charles J. Viater         President and Chief Executive Officer of MFB
                                   and MFB Financial
Donald R. Kyle            Executive Vice President and Chief Operating Officer
                                   of MFB Financial
Terry L. Clark            Vice President and Controller of MFB Financial
James P. Coleman, III     Executive Vice President and Director of Wealth
                                   Management of MFB Financial
M. Gilbert Eberhart       Secretary of MFB and MFB Financial

Charles J. Viater (age 51) has served as President and Chief Executive Officer of MFB Financial since September 1, 1995. Previously, he served as Chief Financial Officer of Amity Bancshares and Executive Vice President of Amity Federal Savings in Tinley Park, Illinois.

Donald R. Kyle (age 58) has served as Executive Vice President and Chief Operating Officer of MFB Financial since July, 1999. Previously, he served as Regional President of National City Bank in Cleveland, Ohio.

Terry L. Clark (age 39) joined MFB in January 2005 as Vice President and Controller. Previously, he served as an Accounting Officer at 1st Source Bank in South Bend, Indiana and as Controller at Trustcorp Mortgage Company in South Bend, Indiana prior to his employment with 1st Source.

James P Coleman (age 59) joined MFB in June 2004 as Executive Vice President and Director of Wealth Management. Previously, he served as President of STAR Wealth Management in Fort Wayne, Indiana and as Senior Vice President of 1st Source Bank in South Bend, Indiana prior to his employment with STAR .

M. Gilbert Eberhart (age 71) has served as Secretary of MFB Financial since 1987 and of MFB since its organization. He is also a dentist based in Mishawaka.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Securities.

Information concerning the market price of and dividends paid on the common stock of MFB and related shareholder matters is incorporated by reference to page 57 of MFB's Annual Report to Shareholders for the fiscal year ended September 30, 2005 (the "Annual Report"). MFB sold no equity securities during the period covered by this report that were not registered under the Securities Act of 1933 (the "1933 Act").

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

MFB has no ongoing stock repurchase program as of the date of this report and repurchased no shares during the year ended September 30, 2005.

At September 30, 2005, the Company had outstanding $6.5 million from a correspondent bank. This variable rate line of credit, tied to the six month LIBOR rate plus 160 basis points (5.66% as of September 30, 2005), matures on February 27, 2006, at which time it may be converted to a term loan to be amortized over a five year period. The borrowing is collateralized by MFB Financial stock and requires the Bank to remain "well-capitalized" as defined by regulatory capital adequacy guidelines.


Item 6.  Selected Financial Data.

The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Data" on page 2 of the Annual Report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference to pages 3 through 20 of the Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to pages 11 through 14 of the Annual Report.


Item 8.   Financial Statements and Supplementary Data

MFB's Consolidated Financial Statements and Notes thereto contained on pages 22 through 55 of the Annual Report are incorporated herein by reference. MFB's Supplementary Data is contained on page 58 of the Annual Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.          Controls and Procedures.

a) Evaluation of disclosure controls and procedures. MFB's chief executive officer and chief financial officer, after evaluating the effectiveness of MFB's disclosure controls and procedures (as defined in Sections 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934, as amended)(the "Exchange Act"), as of September 30, 2005
         (the "Evaluation Date"), have concluded that as of the Evaluation Date, MFB's disclosure controls and procedures were effective in ensuring that information required to be disclosed by MFB in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

b) Changes in internal controls. There were no significant changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation of controls that occurred during the Company's last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

Item 9B. Other Information

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item with respect to directors is incorporated by reference to pages 3-7 of MFB's Proxy Statement for its 2005 Annual Shareholder Meeting (the "Proxy Statement"). Information concerning MFB's executive officers is included in Item 4.5 in Part I of this report. Information concerning compliance by such persons with Section 16(a) of the 1934 Act is incorporated by reference to page 13 of the Proxy Statement.

Code of Ethics

The Company has adopted an Ethics Policy that applies to all officers, employees and directors of the Company and its subsidiaries. A copy of the Ethics Policy is attached on Exhibit 14 to this Annual Report.

Item 11. Executive Compensation

The information required by this item with respect to executive compensation is incorporated by reference to pages 7 through 12 of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information on security ownership of management and certain beneficial owners is incorporated by reference to pages 1 to 4 of the Proxy Statement.

The following table provides the information about MFB's common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of September 30, 2005.

                                                                                                      Number of securities remaining
                                                                                                       available for future issuance
                                                                                                     under equity compensation plans
                                       Number of securities to be                                          as of September 30, 2005
                                        issued upon exercise of          Weighted-average exercise   (excluding securities reflected
                                     outstanding options, warrants     price of outstanding options,            in column (1)
                                     and rights as of September 30,         warrants and rights                      (c)
                                                  2005                              (b)
                                                  (a)
          Plan category

Equity compensation plans                       225,300               $           24.24                             13,000
approved by security holders

Equity compensation plans not
approved by security holders                       -                                          -                       -

Total                                           225,300               $                         24.24               13,000


(1) Includes the following plans: MFB's stock option plan, 1997 stock option plan and 2002 stock option plan.

Item 13.          Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to page 12 of the Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to page 12 and 13 of the Proxy Statement.
                                                     PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following financial statements are incorporated by reference as part of this report:

                                                                                    Pages in the Annual
                                                                                  Report to Shareholders

Financial Statements
Report of Independent Auditors                                                              21
Consolidated Balance Sheets at September 30, 2005 and 2004                                  22
Consolidated Statements of Income for the Years Ended September 30, 2005, 2004              23
     and 2003
Consolidated Statements of Shareholders' Equity for the Years ended September               24
     30, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Years ended September 30, 2005,              25-26
     2004 and 2003
Notes to Consolidated Financial Statements 27-55 (b) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page
48.

(c) All schedules are omitted as the required information either is not applicable or is included in the consolidated Financial Statements or related notes.

                                       53
                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant had duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                    MFB CORP.

Date: December 16, 2005 By: /s/ Charles J Viater
                           Charles J. Viater, President and
                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Charles J. Viater                               /s/ M. Gilbert Eberhart
Charles J. Viater                                  M. Gilbert Eberhart, Director
President, Chief Executive Officer
and Director                                          Date: December 16, 2005
(Principal Executive Officer)
                                                              /s/ Edward Levy
Date: December 16, 2005                                    Edward Levy, Director

                                                      Date: December 16, 2005

/s/ Terry L. Clark                                      /s/ Johnathan E. Kintner
------------------                                  ----------------------------
Terry L. Clark                                     Jonathan E. Kintner, Director
Vice President and Controller                            Date: December 16, 2005
of MFB Financial
Date: December 16, 2005
                                                         /s/ Christine A. Lauber
                                                   Christine A. Lauber, Director

                                                      Date: December 16, 2005


    /s/ Michael J. Marien                                  /s/ Reginald H. Wagle
-----------------------------                             ----------------------
Michael J. Marien,                                   Reginald H. Wagle, Director
Chairman of the Board
                                                       Date: December 16, 2005
Date: December 16, 2005

    /s/ Robert C. Beutter
Robert C. Beutter, Director

Date: December 16, 2005

EXHIBIT LIST
Exhibit Index
3(l)         The Articles of Incorporation of the Registrant are incorporated by
             Reference to Exhibit 3(l) to the Registration Statement on Form S-
             1 (Registration No. 33-73098).
3(2)         The Code of By-Laws of  Registrant  is  incorporated  by reference to Item 7 - Exhibit 3 of the  Company's
             Form 8-K dated October 15, 1995.
10(1)        MFB Financial Recognition and Retention Plans and Trusts are
             incorporated by reference to Exhibit B to Registrant's definitive proxy statement in respect of its 1996 Annual Shareholder Meeting.*
10(2)        MFB Corp. Stock Option Plan is incorporated by reference to Exhibit
             A to Registrant's definitive proxy statement in respect of its 1996
             Annual Shareholder Meeting. *
10(3)        The MFB Corp. 1997 Stock Option Plan is incorporated by reference to Exhibit A to Registrant's definitive proxy statement in respect of its 1997 Annual Shareholder Meeting.Amendment thereto is incorporated by reference to Exhibit 10.1 of MFB's Form 8-K dated
             September 29, 2005 *
10(4)        MFB Corp. 2002 Stock Option Plan is incorporated by reference to
             Exhibit A to Registrant's definitive proxy statement in respect of its 2001 Annual Shareholder Meeting.  Amendment thereto is incorporated by reference to Exhibit 10.1 of MFB's Form 8-K dated
             September 29, 2005 *
10(5)        Employment Agreement between MFB Financial and Charles J. Viater dated January 19, 1999 is incorporated by reference to Exhibit
             10(5) to Registrant's Form 10-K filed for the fiscal year ended
             September 30, 2004. *
10(6)        Employment Agreement between MFB Financial and Donald R. Kyle dated
             July 1, 1999 is incorporated by reference to Exhibit 10(8) to the
             Registrant's Form 10-K filed for its fiscal year end September 30,
             2001. *
10(7)        Form of Non-Qualified Stock Option Agreement for Directors is
             incorporated by reference to Exhibit 10.2 of MFB's Form 8-k dated
             September 29, 2005.
10(8)        Form of Non-Qualified Stock Option Agreement or Employees is
             incorporated by reference to Exhibit 10.3 of MFB's Form 8-K dated
             Septenber 29, 2005.
10(9)        Form of Incentive Stock Option Agreement is incorporated by reference to Exhibit 10.4 of MFB's Form 8-K dated September 29,2005
11           Statement regarding computation of earnings per share (**)
13           Shareholder Annual Report.
14           Code of Ethics is incorporated  by reference to Exhibit 14 to
             Registrant's  Form 10-K filed for the fiscal
             year ended September 30, 2005.
21           Subsidiaries of the Registrant is  incorporated  by reference to
             Exhibit 21 to Registrant's  Form 10-K for
             the fiscal year ended September 30, 2005.
23           Consent of Crowe Chizek and Company LLC.
31.1         Certification of Charles J. Viater.
31.2         Certification of Terry L. Clark.
32           Certification of Officers.
* Management contracts and plans required to be filed as exhibits are included as Exhibits 10(1) - 10(7). ** See Notes 1 and 2 of Notes to Consolidated Financial Statements, included in the 2005 Shareholder Annual
             Report as Exhibit 13.

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

         Dated: December 16, 2005


                                  /s/ Charles J. Viater, Chief Executive Officer
                                                              Charles J. Viater
                                                        Chief Executive Officer

                                  EXHIBIT 31.2
                                  CERTIFICATION

         I, Terry L. Clark, certify that:

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

         Dated: December 16, 2005


                                 /s/ Terry L. Clark, Vice President and
                                 Controller of MFB Financial
                                 Terry L. Clark
                                 Vice President and Controller of MFB Financial

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

         Signed this 16th day of December, 2005




     /s/ Terry L Clark_____                           /s/ Charles J. Viater
(Signature of Authorized Officer)             (Signature of Authorized Officer)
Terry L Clark     _________                            Charles J. Viater
(Typed Name)      _________                                   (Typed Name)

Vice President and Controller of MFB Financial          Chief Executive Officer
(Title)           _________                                   (Title)



A signed original of this written statement required by Section 906 has been provided to MFB Corp. and will be retained by MFB Corp. and forwarded to the Securities and Exchange Commission or its staff upon request.