Form 10-Q
period 2005-12-31
MFB CORP
filed 2006-02-14
CIK 916396

Microsoft Word 10.0.6612;


                                        2
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED December 31, 2005

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (check one)

     Large accelerated filer Accelerated filer          Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

The number of shares of the registrant's common stock, without par value, outstanding as of January 31, 2006 was 1,355,460.



                                MFB CORP. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX


                                                                                                               Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

       Consolidated Balance Sheets (Unaudited)
       December 31, 2005 and September 30, 2005                                                                    3

       Consolidated Statements of Income (Unaudited)
       Three Months Ended December 31, 2005 and 2004                                                               4

       Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
         Three Months Ended December 31, 2005 and 2004                                                             5

       Consolidated Statements of Cash Flows (Unaudited)
       Three Months Ended December 31, 2005 and 2004                                                               6

       Notes to (Unaudited) Consolidated Financial Statements December 31, 2005                                    7

   Item 2.  Management's Discussion and Analysis of Financial Condition
                 And Results of Operations

        General                                                                                                   14

          Results of Operations
                                                                                                                  14

          Balance Sheet Composition                                                                               15

          Liquidity and Capital Resources                                                                         16

   Item 3. Quantitative and Qualitative Disclosures About Market Risk                                             17

   Item 4. Controls and Procedures                                                                                19

   Part II.  Other Information


   Items 1-6.                                                                                                     20

   Signatures                                                                                                     21

   Certifications                                                                                                 22



                      MFB CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    December 31, 2005 and September 30, 2005
                     (in thousands except share information)

                                                                                             December 31,        September 30,
                                                                                                 2005                 2005
                                                                                           -----------------    -----------------
                                                                                           -----------------    -----------------
Assets
Cash and due from financial institutions                                                          $   6,419            $   7,613
Interest - bearing deposits in other financial institutions - short term                             32,885               46,596
                                                                                           -----------------    -----------------
     Total cash and cash equivalents                                                                 39,304               54,209

Securities available for sale                                                                        63,279               63,575
Other Investments                                                                                    12,471               12,514

Loans held for sale                                                                                   2,036                  407

Mortgage Loans                                                                                      189,515              191,970
Commercial Loans                                                                                    150,178              157,804
Consumer Loans                                                                                       40,980               40,921
                                                                                           -----------------    -----------------
                                                                                           -----------------    -----------------
     Loans receivable                                                                               380,673              390,695
     Less: allowance for loan losses                                                                (8,436)              (6,388)
                                                                                           -----------------    -----------------
          Loan receivable, net                                                                      372,237              384,307

Premises and equipment, net                                                                          20,192               20,336
Mortgage servicing rights                                                                             2,474                2,341
Cash surrender value of life insurance                                                                6,018                5,964
Goodwill                                                                                              2,423                2,423
Other intangible assets                                                                               2,025                2,134
Other assets                                                                                          7,593                6,667
                                                                                           -----------------    -----------------
               Total Assets                                                                      $  530,052              554,877
                                                                                           =================    =================
Liabilities and Shareholders' Equity
Liabilities
     Deposits
          Noninterest-bearing demand deposits                                                    $   35,957           $   36,876
          Savings, NOW and MMDA deposits                                                            143,342              153,864
          Time deposits                                                                             187,365              183,624
                                                                                           -----------------    -----------------
               Total deposits                                                                       366,664              374,364

     FHLB advances                                                                                  110,216              125,854
     Loans from correspondent banks                                                                   6,500                6,500
     Subordinated debentures                                                                          5,000                5,000
     Accrued expenses and other liabilities                                                           3,861                4,486
                                                                                           -----------------    -----------------
          Total liabilities                                                                         492,241              516,204

Shareholders' equity
     Common stock, no par value: 5,000,000 shares authorized;
          shares issued: 1,689,417 - 12/31/05 and 09/30/05;
          shares outstanding: 1,355,860 - 12/31/05 and 09/30/05                                      12,391               12,376
     Retained earnings - substantially restricted                                                    33,460               34,027
     Accumulated other comprehensive income (loss),
          net of tax of ($357) - 12/31/05 and ($174) - 09/30/05                                       (620)                (310)
     Treasury stock: 333,557 common shares - 12/31/05 and 09/30/05, at cost                         (7,420)              (7,420)
                                                                                           -----------------    -----------------
          Total shareholders' equity                                                                 37,811               38,673
                                                                                           -----------------    -----------------
               Total Liabilities and Shareholders' equity                                        $  530,052           $  554,877
                                                                                           =================    =================

       See accompanying notes to (unaudited) consolidated financial statements

                             MFB CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  Three Months Ended December 31, 2005 and 2004
                   (in thousands except per share information)


                                                                                                     Three Months Ended
                                                                                                        December 31,
                                                                                            --------------------------------------
                                                                                                  2005                 2004
                                                                                            -----------------     ----------------
                                                                                            -----------------     ----------------
Interest income
    Loans receivable, including fees                                                                   6,042                6,090
    Securities - taxable                                                                                 773                  686
    Other interest-bearing assets                                                                        350                   55
                                                                                            -----------------     ----------------
                                                                                            -----------------     ----------------
          Total interest income                                                                        7,165                6,831
Interest expense
    Deposits                                                                                           2,236                1,613
    FHLB advances and other borrowings                                                                 1,472                1,655
                                                                                            -----------------     ----------------
          Total interest expense                                                                       3,708                3,268
                                                                                            -----------------     ----------------
                                                                                            -----------------     ----------------
Net interest income                                                                                    3,457                3,563
Provision for loan losses                                                                              2,055                  300
                                                                                            -----------------     ----------------
                                                                                            -----------------     ----------------
Net interest income after provision for                                                                1,402                3,263
     loan losses
Noninterest income
     Service charges on deposit accounts                                                                 849                  829
     Trust fee income                                                                                    100                   99
     Insurance commissions                                                                                48                   50
     Net realized gains from sales of loans                                                               85                  222
     Mortgage servicing asset recovery (impairment)                                                      166                (138)
     Net gain (loss) on securities available for sale                                                      -                (948)
     Other                                                                                               368                  261
                                                                                            -----------------     ----------------
                                                                                            -----------------     ----------------
          Total noninterest income                                                                     1,616                  375
Noninterest expense
     Salaries and employee benefits                                                                    1,962                1,856
     Occupancy and equipment                                                                             857                  787
     Professional and consulting fees                                                                     91                  238
     Data processing expense                                                                             214                  197
     Other expense                                                                                       848                  913
                                                                                            -----------------     ----------------
                                                                                            -----------------     ----------------
          Total noninterest expense                                                                    3,972                3,991

Income (loss) before income taxes                                                                      (954)                (353)
Income tax expense (benefit)                                                                           (557)                (243)
                                                                                            -----------------     ----------------
                                                                                            -----------------     ----------------
Net income (loss)                                                                           $          (397)                    $
                                                                                                                            (110)
                                                                                            =================     ================
                                                                                            =================     ================

Basic earnings (loss) per common share                                                      $         (0.29)               (0.08)
Diluted earnings (loss) per common share                                                    $         (0.29)               (0.08)








See accompanying notes to (unaudited) consolidated financial statements

                             MFB CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                        SHAREHOLDERS' EQUITY (UNAUDITED)
                  Three Months Ended December 31, 2005 and 2004
                                 (in thousands)

                                                                   Three Months Ended
                                                                      December 31,
                                                                2005           2004
                                                             -----------    -----------
                                                             -----------    -----------

      Balance at beginning of period                           $ 38,673       $ 35,906
      Stock option exercise                                           -             70
      Stock based compensation expense                               14              -
      Cash dividends declared:  $0.125 per share 12/31/05
      and $0.120 per share 12/31/04                               (169)          (157)

      Comprehensive income:
           Net income (loss)                                      (397)          (110)
           Net change in net unrealized gains and losses
      on         securities available for sale, net of
              reclassification adjustments and tax effects        (310)            717
                                                             -----------    -----------
                                                             -----------    -----------
               Total comprehensive income (loss)                  (707)            607
                                                             -----------    -----------
                                                             -----------    -----------

      Balance at end of period                                 $ 37,811       $ 36,426
                                                             ===========    ===========

























See accompanying notes to (unaudited) consolidated financial statement





                               MFB CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  Three Months Ended December 31, 2005 and 2004
                                 (in thousands)


                                                                                                Three Months Ended
                                                                                                  December 31,
                                                                                                  2005             2004
                                                                                              -------------    --------------
                                                                                              -------------    --------------
Cash flows from operating activities
Net income (loss)                                                                                $    (397)          $  (110)
Adjustments to reconcile net income (loss) to net cash from operating activities
     Depreciation and amortization, net of accretion                                                   457               373
     Provision for loan losses                                                                       2,055               300
     Net loss (gain) on securities available for sale                                                    -               948
     Net realized gains from sales of loans                                                           (85)             (222)
     Amortization of mortgage servicing rights
                                                                                                        84                97
     Accretion of intangible assets and purchase adjustments                                          (36)              (86)
     Origination of loans held for sale                                                            (5,628)          (11,380)
     Impairment (recovery) of mortgage servicing rights                                              (166)
                                                                                                                         138
     Proceeds from sales of loans held for sale                                                      4,035
                                                                                                                       9,850
     Equity in loss of investment in limited partnership                                                42
                                                                                                                          47
     Appreciation in cash surrender value of life insurance                                                             (49)
                                                                                                      (54)
     Stock dividend paid by FHLB                                                                         -              (93)
     Net change in:
          Accrued interest receivable                                                                   12                52
          Other assets                                                                               (744)             (164)
          Accrued expenses and other liabilities                                                      (95)           (2,613)
                                                                                              -------------    --------------
               Net cash from operating activities                                                    (520)           (2,912)
Cash flows from investing activities
     Net change in loans receivable                                                                  9,908           (1,932)
     Proceeds from:
          Principal payments of mortgage-backed and related securities                               3,824             3,292
          Maturities and calls of securities available for sale                                      1,500             2,100
     Purchase of:
          Securities available for sale                                                            (5,557)                 -
          Premises and equipment, net                                                                (278)              (92)
                                                                                              -------------    --------------
               Net cash from investing activities                                                    9,397             3,368
Cash flows from financing activities
     Net change in deposits                                                                        (7,583)          (13,468)
     Repayment of FHLB and other borrowings                                                       (15,500)          (18,200)
     Proceeds from FHLB and other borrowings                                                             -            23,500
     Proceeds from exercise of stock options                                                             -                61
     Net change in advances from borrowers for taxes and insurance                                   (530)           (2,274)
     Cash dividends paid                                                                             (169)             (157)
                                                                                              -------------    --------------
                                                                                              -------------    --------------
               Net cash used in financing activities                                              (23,782)          (10,538)
                                                                                              -------------    --------------
                                                                                              -------------    --------------
     Net change in cash and cash equivalents                                                      (14,905)          (10,082)
     Cash and cash equivalents at beginning of period                                               54,209            28,595
                                                                                              -------------    --------------
Cash and cash equivalents at end of period                                                        $ 39,304         $  18,513
                                                                                              =============    ==============
Supplemental disclosures of cash flow information Cash paid during the period for:
          Interest                                                                                $  3,453         $   2,538
          Income taxes                                                                                 386                 -
Supplemental schedule of noncash investing activities:
      Transfer from:
          Loans receivable to loans held for sale                                                 $      -           $     -
          Loans receivable to other real estate owned                                                    -                 -





                                MFB CORP. AND SUBSIDIARIES
             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Nature of Operations: MFB Corp. is an Indiana unitary savings and loan holding company organized in 1993, and parent company of its wholly owned federal savings bank subsidiary, MFB Financial (the "Bank"). MFB Corp. and the Bank (collectively referred to as the "Company") conduct business in Indiana from their corporate office in Mishawaka, eleven banking centers in St. Joseph and Elkhart Counties and provide private client services to the Indianapolis market through the Bank's office in Hamilton County. The Bank offers a variety of lending, deposit, trust and other financial services to its retail and business customers. The Bank's wholly-owned subsidiary, Mishawaka Financial Services, Inc., offers general property, casualty and life insurance to customers in the Bank's market area. The Bank's wholly-owned subsidiaries, MFB Investments I, Inc., MFB Investments II, Inc. and MFB Investments, LP are Nevada corporations and a Nevada limited partnership that manage the Bank's investment portfolio.

Basis of Presentation: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of the financial statements. In the opinion of management, the consolidated financial statements contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of December 31, 2005 and September 30, 2005, the consolidated statements of income and the condensed consolidated statements of changes in shareholders' equity and the consolidated statements of cash flows for the three months ended December 31, 2005 and 2004. All significant intercompany transactions and balances are eliminated in consolidation.

Reclassifications: Items in the prior consolidated financial statements are reclassified to conform with the current presentation.

Stock Based Compensation: Prior to October 1, 2005, the Company accounted for its stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the income statements for periods ending September 30, 2005, or before. Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-based Payment, and has included the stock-based employee compensation expense in its income statement for the three months ended December 31, 2005. Refer to Note 5 for additional disclosures.

NOTE 2 - EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share shows the dilutive effect of additional potential common shares issuable under stock options.

The computations of basic earnings per common share and diluted earnings per common share for the three month periods ended December 31, 2005 and 2004 are presented below.

                                                                      Three Months Ended
                                                                         December 31,
                                                       (in thousands except per share information)
                                                                     2005            2004
                                                                  -----------     -----------
                                                                  -----------     -----------

Basic Earnings (Loss) Per Common Share
Numerator
         Net income (loss)                                         $   (397)         $ (110)
                                                                  ===========     ===========

Denominator
         Weighted average common shares outstanding for basic
         earnings  (loss) per common share                             1,356           1,332
                                                                  ===========     ===========

Basic Earnings (Loss) Per Common Share                              $ (0.29)         $(0.08)
                                                                  ===========     ===========


Diluted Earnings (Loss) Per Common Share
Numerator
         Net income (loss)                                           $ (397)         $ (110)
                                                                  ===========     ===========

Denominator
         Weighted average common shares outstanding for basic
         earnings (loss) per common share                              1,356           1,332
         Add: Dilutive effects of assumed exercises of  stock
         options                                                           -               -
                                                                  -----------     -----------
         Weighed average common and dilutive potential common
         shares outstanding                                            1,356           1,332
                                                                  ===========     ===========

Diluted Earnings (Loss) Per Common Share                             $(0.29)         $(0.08)
                                                                  ===========     ===========

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale are as follows:

                                                                                        December 31, 2005
                                                                                        -----------------
                                                                                    (in thousands)

                                                                      Gross            Gross
                                                   Amortized       Unrealized        Unrealized          Fair
                                                     Cost             Gains            Losses            Value
Debt securities
     U.S. Government and federal agencies            $ 13,181            $    -     $      (106)      $     13,075
     Municipal bonds                                      340                 1                -               341
     Mortgage-backed                                   40,403                31            (756)            39,678
     Corporate notes                                    7,247                17            (234)             7,030
                                                  ------------    --------------    -------------    --------------
                                                       61,171                49          (1,096)            60,124
Marketable equity securities                            3,085                92             (22)             3,155
                                                  ------------    --------------    -------------    --------------
                                                   $   64,256            $  141        $ (1,118)      $     63,279
                                                  ============    ==============    =============    ==============

                                                                                        September 30, 2005
                                                                                        ------------------
                                                                                             (in thousands)

                                                                      Gross            Gross
                                                   Amortized       Unrealized        Unrealized          Fair
                                                     Cost             Gains            Losses            Value
Debt securities
     U.S. Government and federal agencies            $ 11,220     $           2     $       (43)          $ 11,179
     Municipal bonds                                      341                 3                -               344
     Mortgage-backed                                   40,575                52            (352)            40,275
     Corporate notes                                    8,744                37            (212)             8,569
                                                  ------------    --------------    -------------    --------------
                                                       60,880                94            (607)            60,367
Marketable equity securities                            3,180                60             (32)             3,208
                                                  ------------    --------------    -------------    --------------
                                                     $ 64,060           $   154      $     (639)          $ 63,575
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

Due to increasing interest rates, the values of mortgage-backed securities have declined since September 30, 2005, resulting in an unrealized loss of $756,000 at December 31, 2005 compared to an unrealized loss of $352,000 at September 30, 2005. Credit issues are not considered to be a significant factor relative to the current unrealized losses. Of the $234,000 unrealized losses for debt securities classified as corporate notes at December 31, 2005, $148,000 is attributable to a trust preferred bond issued by a regional banking organization. This unrealized loss is primarily attributable to the low interest rate environment, and the variable interest rate structure of the bond. Such interest rate adjustments resulted in coupons being set at a level lower than today's market. As interest rates rise and the bonds coupon rate increases, management anticipates recovery of the unrealized losses. Management has the ability to hold this bond to maturity, at which time the face value of the bond would be realized.

Included in marketable equity securities are government sponsored agency preferred stocks of $3.1 million at both December 31, 2005 and September 30, 2005. During the quarter ending December 31, 2004, the Company recorded a non-cash impairment charge of $948,000 ($626,000 net of tax) for the decline in the value of agency preferred stocks determined to be other-than temporary.

NOTE 4 - LOANS RECEIVABLE

Loans receivable at December 31, 2005 and September 30, 2005 are summarized as follows:

                                                                                             December 31,        September 30,
                                                                                                 2005                2005
                                                                                           -----------------    ----------------
                                                                                                      (in thousands)
Residential mortgage loans
          Secured by one to four family residences                                               $  167,619          $  167,658
          Construction loans                                                                         19,455              21,757
          Other                                                                                       3,210               3,249
                                                                                           -----------------    ----------------
                                                                                                    190,284             192,664
          Net deferred loan fees                                                                      (501)               (509)
          Undisbursed portion of construction and other mortgage loans                                (268)               (185)
                                                                                           -----------------    ----------------
               Total residential mortgage loans                                                     189,515             191,970

Commercial loans
          Commercial real estate                                                                 $   92,134          $   96,224
          Commercial                                                                                 58,271              61,847
                                                                                           -----------------    ----------------
                                                                                           -----------------    ----------------
                                                                                                    150,405             158,071
          Net deferred loan fees                                                                      (227)               (267)
                                                                                           -----------------    ----------------
               Total commercial loans                                                               150,178             157,804

Consumer loans
          Home equity and second mortgage                                                        $   33,845          $   33,901
          Other                                                                                       7,128               7,010
                                                                                           -----------------    ----------------
                                                                                                     40,973              40,911
          Net deferred loan costs                                                                         7                  10
                                                                                           -----------------    ----------------
               Total consumer loans                                                                  40,980              40,921

                                                                                           -----------------    ----------------

Total loans receivable                                                                          $   380,673          $  390,695
                                                                                           =================    ================


Activity in the allowance for loan losses is summarized as follows for the three months ended December 31, 2005 and 2004.


                                                                                            December 31,         December 31,
                                                                                                2005                 2004
                                                                                           ----------------    -----------------
                                                                                                      (in thousands)
Balance at beginning of period                                                                  $    6,388       $        6,074
     Provision for loan losses                                                                       2,055                  300
     Charge-offs                                                                                       (8)                 (14)
     Recoveries                                                                                          1                    1
                                                                                           ----------------    -----------------
Balance at end of period                                                                        $    8,436        $       6,361
                                                                                           ================    =================


                                                                                         Quarter Ended           Year Ended
                                                                                         December 31,           September 30,
Impaired loans were as follows:                                                              2005                   2005
                                                                                       ------------------     ------------------
                                                                                                    (in thousands)
Period end loans with no allocated allowance for loan losses                              $          569                 $  603
Period end loans with allocated allowances for loan losses                                        10,400                  8,074
                                                                                       ------------------     ------------------
Total impaired loans                                                                        $     10,969              $   8,677
                                                                                       ==================     ==================

Amount of the allowance for loan losses allocated                                          $       5,486              $   2,714

Average of impaired loans                                                                          7,138                  2,505

Interest income recognized during impairment                                                          29                     92

Cash-basis interest income recognized during impairment                                               25                     75


The largest loan relationship included in impaired loans as of December 31, 2005 and September 30, 2005 totaled approximately $3.7 million. At September 30, 2005, $1.4 million of the allowance for loan losses had been allocated to this loan relationship. The allowance for loan losses allocation as of September 30, 2005 was based upon the discounted fair value of the underlying collateral based upon the most recent financial information provided to the Company by the borrower. After updating an analysis of the value of this collateral as of December 31, 2005, completing an assessment of the reliability and adequacy of accounting systems and evaluating the recent financial performance of the business, the Bank determined that the allowance for loan losses allocation should be increased to equal the unpaid balance of the loan, $3.7 million, as of December 31, 2005.



Non-performing loans were as follows:
                                                                                         December 31,          September 30,
                                                                                             2005                  2005
                                                                                       ------------------    ------------------
                                                                                                   (in thousands)
Loans past due over 90 days still on accrual status                                       $           41               $   136
Non-accrual loans                                                                                  9,378                 1,284
                                                                                       ------------------    ------------------
                                                                                       ------------------    ------------------
     Total non-performing loans                                                             $      9,419              $  1,420
                                                                                       ==================    ==================
















NOTE 5 - STOCK OPTIONS

Stock Based Compensation: Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-based Payment, and has included the stock-based employee compensation cost in its income statement for the three months ended December 31, 2005.The Board of Directors of the Company has adopted three stock option plans (the "Option Plans"). The number of options authorized under the Option Plans totals 450,000 shares of common stock. Officers, employees and outside directors of the Company and its subsidiary are eligible to participate in the Option Plans. The option exercise price has always been the fair market value of common stock on the date of the grant - the option exercise price must be no less than 85% of the fair market value of common stock on the date of the grant - and the option term cannot exceed ten years and one day from the date of the grant. As of December 31, 2005, 13,000 options remain available for future grants.


Activity in the Option Plans is summarized as follows for the quarter ending December 31, 2005 and the three years prior ending September 30:

                                                                                     Weighted        Weighted
                                                  Number of                           Average         Average
                                                 Outstanding      Exercise           Exercise       Fair Value
                                                   Options          Price              Price         of Grants

     Balance at September 30, 2002               $   185,950    $10.00 - 26.75      $   17.53
         Granted                                      59,000      21.30                 21.30      $     5.82
         Forfeited                                      (500)     21.30                 21.30
         Exercised                                   (33,000)     10.00 - 21.30         11.46
                                                 -----------
     Balance at September 30, 2003                   211,450      10.00 - 26.75         19.71
         Granted                                      26,500      30.35 - 34.01         31.90            9.96
         Forfeited                                         -       -                     -
         Exercised                                   (41,350)     10.00 - 26.75         13.30
                                                 -----------
     Balance at September 30, 2004                   196,600      15.00 - 34.01         22.69
         Granted                                      68,000      25.50                 25.50            8.20
         Forfeited                                   (12,500)     18.75 - 30.35         23.37
         Exercised                                   (26,800)     15.00 - 21.50           16.48
                                                 ------------
     Balance at September 30, 2005                   225,300      15.25 - 34.01         24.24
                                                 ===========
         Granted                                           -
         Forfeited                                         -
         Exercised                                         -
                                                 -----------
     Balance at December 31, 2005                    225,300      15.25 - 34.01         24.24
                                                 ===========


24

Options exercisable at December 31, 2005 and for the three prior years ending September 30, based on vesting schedules established at the date of grant, are as follows:

                                                                                           Weighted
                                                            Number                          Average
                                                          of Options                    Exercise Price

                  September 30, 2003                          139,994                          $  18.68
                  September 30, 2004                          123,494                             22.04
                  September 30, 2005                          196,509                             23.95
                  December 31, 2005                           208,006                             23.80






At December 31, 2005 options outstanding and options exercisable were as follows:

                                                Outstanding                                   Exercisable

                                              Weighted Average       Weighted                            Weighted
                                                 Remaining            Average                            Average
        Range of                                Contractual          Exercise                            Exercise
     Exercise Prices           Number          Life in years           Price           Number             Price
     ---------------           ------          -------------           -----           ------             -----
$15.25 - $18.75                    14,000           1.85               $  16.04          14,000           $   16.04
$20.55 - $26.75                   187,300           6.51                  23.86         182,606               23.93
$30.35 - $34.01                    24,000           8.16                  31.94          11,400               31.34
                               ----------                                            ----------
Outstanding /
Exercisable                       225,300        6.39 years            $  24.24         208,006           $   23.80
                               ==========                                            ==========

Aggregate
Intrinsic Value            $     767,000                                          $     740,000
                           -------------                                          -------------


No stock options were granted during the quarters ended December 31, 2005 or December 31, 2004. The fair value of options granted during the prior three years ending September 30 were estimated using an option pricing model with the following weighted average information as of the grant dates:

                                                                      2005              2004              2003
                                                                      ----              ----              ----

     Risk-free interest rate                                          4.23%               4.11%              3.72%
     Expected dividend rate                                           1.96                1.44              1.82
     Stock price volatility                                          28.77               24.53             23.23
     Estimated Life                                                  8 yrs               8 yrs             8 yrs


The following table illustrates the effect of net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for the three prior years ending September 30 and for the comparative three month period ending December 31, 2004.

                                                                                          (in thousands)
                                                   December, 31          September, 30         September, 30          September, 30
                                                   ------------          -------------         -------------          -------------
                                                       2004                   2005                  2004                  2003

Net income (loss) as reported                          $   (110)               $  2,496         $       1,790        $        2,400
Less: Stock-based compensation expense
   determined under fair value based method                   34                    627                   223                   198
                                              -------------------    -------------------   -------------------    ------------------
                                              -------------------    -------------------   -------------------    ------------------

Pro forma net income (loss)                            $   (144)         $        1,869        $        1,567        $        2,202
                                              ===================    ===================   ===================    ==================
                                              ===================    ===================   ===================    ==================

Basic earnings (loss) per share as reported            $  (0.08)           $       1.85          $       1.36       $          1.87
Pro forma basic earnings (loss) per share                 (0.11)                   1.39                  1.19                  1.71
Diluted earnings (loss) per share as reported     $       (0.08)               $   1.81        $         1.30       $          1.80
Pro forma diluted earnings (loss) per share               (0.11)                   1.36                  1.14                  1.65








For the three months ended December 31, 2005, stock option compensation expense of $14,000 was recognized in connection with the option plans. At December 31, 2005, compensation expense related to non vested stock option grants aggregated to $120,000 and is expected to be recognized as follows:

                                                     Stock Option Compensation
                                                        Expense (in thousands)
Remainder of fiscal 2006:                                          $   44
For the fiscal years ending September 30:        2007                   35
                                                 2008                   31
                                                 2009                   10
                                                                   -------
                                                 Total             $  120
                                                                   ======

NOTE 6 - CONTINGENCIES

The Company and the Bank are subject to certain claims and legal actions arising in the ordinary course of business. A creditor of the $3.7 million impaired loan relationship has filed a lawsuit against MFB seeking to recover $987,000 from MFB. In that lawsuit, the claimant alleges that MFB Financial violated a Subordination Agreement, and a related letter agreement between the claimant and MFB pertaining to the obligations of MFB's commercial loan customer. The Company believes it has valid defenses and will vigorously contest this lawsuit. Based upon information currently available and consultation with legal counsel, the Company believes the ultimate outcome of this lawsuit is difficult to predict; therefore, no contingent liability has been recorded for this lawsuit at December 31, 2005. In the opinion of management, after consultation with legal counsel, the ultimate disposition of all other legal matters is not expected to have a material adverse effect on the consolidated financial position or results of operation of the Company.

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

RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

The Company's consolidated net loss for the three months ended December 31, 2005 was $397,000 or $0.29 diluted loss per common share, compared to net loss of $110,000 or $0.08 diluted loss per share, for the three months ended December 31, 2004. MFB Corp.'s decrease in earnings for the first fiscal quarter from the prior comparable period was primarily attributable to an increase in the provision for loan losses partially offset by the absence of security impairment losses in the quarter ending December 31, 2005.

MFB Corp's net interest income before provision for loan losses for the three month period ended December 31, 2005 totaled $3.5 million compared to $3.6 million for the same period last year. Interest income increased to $7.2 million compared to $6.8 million for the first quarter last year; however, interest expense also increased, to $3.7 million compared to $3.3 million for the period ended December 31, 2004. Interest income was negatively impacted by the reversal of accrued interest income on three commercial loan customers which were classified as non-accrual during the quarter.

The provision for loan losses was $2,055,000 for the quarter ended December 31, 2005 compared to $300,000 for the same period last year. The increase during the quarter ended December 31, 2005 was primarily related to management's assessment of a commercial loan to a business that is experiencing difficulties with inventory management, trade accounts receivable collections, financial reporting, and operating cash flow. This loan is primarily secured by inventory and accounts receivable. After updating our analysis of the value of this collateral, completing an assessment of the reliability and adequacy of accounting systems and evaluating the recent financial performance of the business, the Bank determined that an additional charge to earnings in the amount of $2,324,000 ($1,411,000 net of tax) for this loan was necessary. The loan has been placed on non-accrual status and is now fully reserved. As a direct result of the actions taken on this loan, the percentage of non-performing assets to loans increased from 1.11% at December 31, 2004 to 2.58% at December 31, 2005. No charge off has been recorded on this commercial loan because the Bank cannot reasonably estimate at this time how much of the loan it will ultimately recover; had a charge off been recorded the non-performing assets to loans percentage would have been 1.60% at December 31, 2005.

Total noninterest income increased to $1.6 million for the first quarter from $375,000 for the first quarter last year. During the first quarter ended December 31, 2004, MFB Corp. recorded a non-cash impairment charge through earnings of $948,000 ($626,000 net of tax) for the decline in the value of $2.0 million of Fannie Mae ("FNMA") and $2.0 million of Freddie Mac ("FHLMC") floating rate preferred stock securities it holds, which was a reduction of noninterest income. Also, for the quarter ended December 31, 2004 a mortgage servicing asset impairment of $138,000 was recorded compared to a recovery of $166,000 for the same period this year.

Noninterest expense remained consistent at $4.0 million for the quarter ended December 31, 2005 and December 31, 2004. A reduction in professional and consulting fees for the three month period was offset by an increase in salaries and employee benefits, occupancy and equipment.

BALANCE SHEET COMPOSITION
COMPARISON OF DECEMBER 31, 2005 TO SEPTEMBER 30, 2005

The Company's total assets decreased from $554.9 million as of September 30, 2005 to $530.1 million as of December 31, 2005.

Cash and cash equivalents decreased from $54.2 million at September 30, 2005 to $39.3 million at December 31, 2005. Net cash used in financing activities was $23.8 million and in operating activities was $520,000; these were offset in part by net cash received from investing activities of $9.4 million during the three month period.

As of December 31, 2005, the total securities available for sale portfolio amounted to $63.3 million, a decrease of $300,000 from $63.6 million at September 30, 2005. The securities portfolio activity during that period included principal payments on mortgage-backed and related securities of $3.8 million, maturities and calls of securities available for sale of $1.5 million, and purchases of $5.6 million.

Loans receivable decreased from $390.7 million at September 30, 2005 to $380.7 million at December 31, 2005. Commercial loans outstanding decreased by $7.6 million from $157.8 million at September 30, 2005 to $150.2 million at December 31, 2005. Mortgage loans decreased by $2.5 from $192.0 million at September 30, 2005 to $189.5 million at December 31, 2005. Consumer loans, including home equity and second mortgages, increased slightly by $59,000 during the three month period. Contributing to the decline in the Mortgage loan portfolio is a reduction in the amount of loans retained in the Company's portfolio, a decrease in the amount of residential construction and a decrease in the amount of multi-family residential mortgages. Loans held for sale at December 31, 2005 increased to $2.0 million from $407,000 at September 30, 2005. Diversification of the mix of loans on the balance sheet continues to be a focus to improve profit margins, control margin volatility and to appeal to a broader range of existing and potential customers.

During the first quarter ended December 31, 2005, the Company completed secondary market mortgage loan sales totaling $4.0 million and the net gains realized on these loan sales were $85,000 including $50,000 related to recording mortgage servicing rights. During the quarter ended September 30, 2005, the Company completed secondary market mortgage loan sales totaling $9.6 million and the net gains realized on these loan sales were $222,000 including $118,000 related to recording mortgage servicing rights. The loans sold this year were primarily fixed rate mortgage loans with maturities of fifteen years or longer. The sale of loan production serves as a source of additional liquidity and management anticipates that the Company will continue to deliver fixed rate loans to the secondary market to meet consumer demand, manage interest rate risk, and diversify the asset mix of the Company.

The allowance for loan losses at December 31, 2005 was $8.4 million or 2.21% of loans compared to $6.4 million or 1.63% of loans at September 30, 2005. The increase was primarily the result of the increased provision for loan losses referred to above. For the first quarter ended December 31, 2005, net charge offs were $7,000 compared to $146,000 net charge offs for the quarter ended September 30, 2005. In management's opinion, the allowance for loan losses is adequate to cover probable incurred losses at December 31, 2005.

Total liabilities decreased from $516.2 million at September 30, 2005 to $492.2 million at December 31, 2005. Advances from the Federal Home Loan Bank decreased $15.6 million from $125.8 million at September 30, 2005 to $110.2 million at December 31, 2005. As of December 31, 2005 the advances had a weighted average interest rate of 5.37% and mature over the next seven years. A total of $4 million of the advances with a weighted average interest rate of 4.38% mature over the next twelve months. Also, total deposits decreased $7.7 million, from $374.3 million at September 30 to $366.6 million at December 31, 2005. Savings, NOW and MMDA deposits fell $10.5 million over the three month period, while time deposits increased $3.7 million, from $183.6 million to $187.3 million. Noninterest bearing deposits declined by $919,000 during the quarter, and accrued expenses and other liabilities also declined, by $625,000.

Total shareholders' equity declined by $862,000 to $37.8 million from September 30, 2005 to December 31, 2005, due to quarterly loss of $397,000, net unrealized losses on investments of $310,000 and the quarterly dividend payout. MFB Corp's equity to assets ratio was 7.13% at December 31, 2005 compared to 6.97% at September 30, 2005. The book value of MFB Corp. stock fell from $28.52 at September 30, 2005 to $27.89 at December 31, 2005.

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

Liquid assets were $104.0 million as of December 31, 2005 compared to $119.3 million as of September 30, 2005. The decrease was primarily due to the use of cash to pay off $15.5 million of FHLB advances. Management believes the liquidity level as of December 31, 2005 is sufficient to meet anticipated cash needs.

Short-term borrowings or long-term debt, such as Federal Home Loan Bank advances, are used to supplement other sources of funds such as deposits and to assist in asset/liability management. As of December 31, 2005, total FHLB borrowings amounted to $110.2 million and were originally used primarily to fund loan portfolio growth. The Bank had commitments to fund loan originations with borrowers totaling $82.9 million at December 31, 2005, including $71.5 million in available consumer and commercial lines and letters of credit. Certificates of deposit scheduled to mature in one year or less totaled $88.9 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient cash flow and other cash resources to meet current and anticipated loan funding commitments, deposit customer withdrawal requirements and operating expenses.

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

The Bank's actual capital and required capital amounts and ratios at December 31, 2005 and September 30, 2005 are presented below:

                                                                                                      Requirement to be
                                                                                                    Well Capitalized Under
                                                                  Requirement for Capital             Prompt Corrective
                                          Actual                     Adequacy Purposes                Actual Provisions
                                   Amount           Ratio           Amount          Ratio          Amount            Ratio
As of December 31, 2005
     Total capital
      (to risk weighted              $ 38,799        11.04%           $ 28,119        8.00%         $ 35,149            10.00%
assets)
     Tier 1 (core) capital
      (to risk weighted                36,823       10.29               14,059       4.00             21,089             6.00
assets)
     Tier 1 (core) capital
     (to adjusted total assets)        36,823        7.04               20,934       4.00             26,168             5.00

As of September 30, 2005
     Total capital
      (to risk weighted              $ 40,588        11.11%           $ 29,222       8.00%           $ 36,528          10.00%
assets)
     Tier 1 (core) capital
      (to risk weighted                38,015       10.23               14,611       4.00             21,917            6.00%
assets)
     Tier 1 (core) capital
     (to adjusted total                38,015        6.93               22,180       4.00             27,422            5.00%
assets)

As of December 31, 2005, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.

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

As part of its efforts to monitor and manage interest rate risk, the Company uses the Net Portfolio Value ("NPV") methodology adopted by the Office of Thrift Supervision (OTS) as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance-sheet contracts. Management and the Board of Directors review the OTS measurements on a quarterly basis to determine whether the Company's interest rate exposure is within the limits established by the Board of Directors in the Company's interest rate risk policy. In Management's opinion, there have been no significant shifts in position since September 30, 2005.

The Company's asset/liability management strategy dictates acceptable limits on the amounts of change in NPV given certain changes in interest rates. The table presented here, as of September 30, 2005, is an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 200 basis points (due to the low interest rate environment at September 30, 2005, data was not available from the OTS for the shift downward in rates 300 basis points).

As illustrated in the September 30, 2005 table below, the Company's interest rate risk is sensitive to both rising and declining rates. The decline in NPV with a rate reduction is due to the change in value of fixed rate Federal Home Loan Bank borrowings that would occur. The decline in NPV with a rate increase is due to the relative volume of mortgage assets with fixed rate characteristics over the volume of liabilities with fixed rate characteristics.

                                                          September 30, 2005
  Change in
 Interest Rates                                                                           NPV as % of Portfolio
   In Basis                                                  Net Portfolio Value                     Value of Assets
                                                  ----------------------------------------     ----------------------------
    Points                                                                                             NPV
(Rate Shock) (1)             $ Amount           $ Change          % Change             Ratio        Change (1)
----------- ---              --------           --------          --------             -----        ---------
                             (Dollars in Thousands)

          +300               $   46,693        $ (13,763)         (23)%              8.56%          (204) bp
          +200                   52,340           (8,115)         (13)               9.44           (116) bp
          +100                   57,091           (3,365)          (6)              10.15            (45) bp
             0                   60,456                -            -               10.60               -
          (100)                  60,147             (309)          (1)              10.45            (14) bp
          (200)                  57,553           (2,902)          (5)               9.95            (65) bp

 (1) Expressed in basis points

Specifically, the September 30, 2005 table indicates that the Company's NPV was $60.5 million or 10.60% of the market value of portfolio assets. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $8.1 million or 13% decrease in the Company's NPV and would result in a 116 basis point decrease in the Company's NPV ratio to 9.44%. Also, an immediate 200 basis point decrease in market interest rates would result in a $2.9 million or 5% decrease in the Company's NPV, and a 65 basis point decrease in the Company's NPV ratio to 9.95%.

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

The Board of Directors and management of the Company believe that certain factors afford the Company the ability to operate successfully despite its exposure to interest rate risk. The Company manages its interest rate risk by originating and selling the majority of its fixed rate one-to-four family real estate loans. While the Company generally originates adjustable rate mortgage loans for its own portfolio, fixed rate first mortgage loans may be retained in the portfolio from time to time. Loans classified as held for sale as of December 31, 2005 totaled $2.0 million compared to $407,000 at September 30, 2005. The Company retains the servicing on the majority of loans sold in the secondary market and, at December 31, 2005, $205.8 million in such loans were being serviced for others.

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

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange act")), as of the end of the most recent fiscal quarter covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls. There were no changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation of controls that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.

The Company and the Bank are subject to certain claims and legal actions arising in the ordinary course of business. A creditor of the $3.7 million impaired loan relationship has filed a lawsuit against MFB seeking to recover $987,000 from MFB. In that lawsuit, the claimant alleges that MFB Financial violated a Subordination Agreement, and a related letter agreement between the claimant and MFB pertaining to the obligations of MFB's commercial loan customer. The Company believes it has valid defenses and will vigorously contest this lawsuit. Based upon information currently available and consultation with legal counsel, the Company believes the ultimate outcome of this lawsuit is difficult to predict; therefore, no contingent liability has been recorded for this lawsuit at December 31, 2005. In the opinion of management, after consultation with legal counsel, the ultimate disposition of all other legal matters is not expected to have a material adverse effect on the consolidated financial position or results of operation of the Company.

Item 1A. Risk Factors

           Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

         On January , 2006 the Board of Directors of the Company approved the repurchase, from time to time, on the open market of up to 5% of the Company's outstanding shares of common stock, without par value, or approximately 67,000 shares. The Company made no repurchases of shares during the fiscal quarter ended December 31, 2005.

Item 3.    Defaults Upon Senior Securities.

           None

Item 4. Submission of Matters to a Vote of Security Holders (a) The Annual Meeting of Shareholders was held on January 17, 2006.
(b) Each of the persons named in the proxy statement as a nominee for director was elected. (c) The following are the voting results on each matter which were submitted to the shareholders:

                                                         For                    Against                   Abstain
     1)      Election of Directors
            Jonathan E. Kintner                      1,099,331                    86,049                        -
            M. Gilbert Eberhart                      1,082,814                  102,566                         -

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




Date: 02/14/06                     By   /S/ Charles J Viater

                                           Charles J. Viater
                                      President and Chief Executive Officer



Date: 02/14/06                    By  /s/ Terry L Clark

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



     Date:02/14/06                                      /s/ Charles J. Viater
                              ------------------------------------------------
                                                  Charles J. Viater
                                               Chief Executive Officer

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



     Date: 02/14/06                        /s/ Terry L. Clark
                        --------------------------------------------------
                                               Terry L. Clark
                                                   Controller







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

         Signed this 14th day of February, 2006.




/s/ Terry L Clark                               /s/ Charles J. Viater
Terry L Clark                                       Charles J. Viater
Controller                                     Chief Executive Officer



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