Form 10-Q
period 2006-03-31
MFB CORP
filed 2006-05-05
CIK 916396

Microsoft Word 10.0.6612;


                                        1
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED March 31, 2006


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


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
                                Yes                           No  X
                                                                --- -----

The number of shares of the registrant's common stock, without par value, outstanding as of April 30, 2006 was 1,344,060.

                             MFB CORP. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX


                                                                                                                Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

       Consolidated Balance Sheets (Unaudited)


       March 31, 2006 and September 30, 2005                                                                       3


       Consolidated Statements of Income (Unaudited)

       Three and Six Months Ended March 31, 2006 and 2005                                                          4


       Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

         Three and Six Months Ended March 31, 2006 and 2005                                                        5


       Consolidated Statements of Cash Flows (Unaudited)

       Six Months Ended March 31, 2006 and 2005                                                                    6

       Notes to (Unaudited) Consolidated Financial Statements March 31, 2006                                       7


   Item 2.  Management's Discussion and Analysis of Financial Condition
                 And Results of Operations

        General                                                                                                   14

          Results of Operations

                                                                                                                  15

          Balance Sheet Composition                                                                               16

          Liquidity and Capital Resources                                                                         17

   Item 3. Quantitative and Qualitative Disclosures About Market Risk                                             18

   Item 4. Controls and Procedures                                                                                20


   Part II.  Other Information


   Items 1-6.

                                                                                                                  21


   Signatures

                                                                                                                  23

   Certifications                                                                                                 24






                            MFB CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      March 31, 2006 and September 30, 2005
                     (in thousands except share information)

                                                                                              March 31,          September 30,
                                                                                                 2006                 2005
                                                                                           -----------------    -----------------
                                                                                           -----------------    -----------------
Assets

Cash and due from financial institutions                                                          $   8,217            $   7,613
Interest-bearing deposits in other financial institutions - short term                               30,056               46,596

                                                                                           -----------------    -----------------
     Total cash and cash equivalents                                                                 38,273               54,209


Securities available for sale                                                                        64,669               63,575
Other investments                                                                                    12,422               12,514


Loans held for sale                                                                                     411                  407


Mortgage loans                                                                                      191,613              191,970
Commercial loans                                                                                    142,556              157,804
Consumer loans                                                                                       42,831               40,921

                                                                                           -----------------    -----------------
                                                                                           -----------------    -----------------
     Loans receivable                                                                               377,000              390,695
     Less: allowance for loan losses                                                                (8,188)              (6,388)
                                                                                           -----------------    -----------------
          Loan receivable, net                                                                      368,812              384,307

Premises and equipment, net                                                                          20,132               20,336
Mortgage servicing rights                                                                             2,456                2,341
Cash surrender value of life insurance                                                                6,071                5,964
Goodwill                                                                                              1,970                2,423
Other intangible assets                                                                               1,916                2,134
Other assets                                                                                          8,184                6,667
                                                                                           -----------------    -----------------
               Total Assets                                                                      $  525,316              554,877
                                                                                           =================    =================
Liabilities and Shareholders' Equity
Liabilities
     Deposits
          Noninterest-bearing demand deposits                                                    $   35,836           $   36,876
          Savings, NOW and MMDA deposits                                                            136,245              153,864
          Time deposits                                                                             189,358              183,624
                                                                                           -----------------    -----------------
               Total deposits                                                                       361,439              374,364


     FHLB advances                                                                                  109,628              125,854
     Loans from correspondent banks                                                                   6,500                6,500
     Trust preferred securities                                                                       5,000                5,000
     Accrued expenses and other liabilities                                                           4,446                4,486

                                                                                           -----------------    -----------------
          Total liabilities                                                                         487,013              516,204

Shareholders' equity
     Common stock, no par value: 5,000,000 shares authorized;
          shares issued: 1,689,417 - 03/31/06 and 09/30/05;

          shares outstanding: 1,344,060 - 03/31/06 and 1,355,860 - 09/30/05                          12,376               12,376
     Additional paid-in capital                                                                          29                    -
     Retained earnings - substantially restricted                                                    34,093               34,027
     Accumulated other comprehensive income (loss),
          net of tax of ($381) - 03/31/06 and ($175) - 09/30/05                                       (412)                (310)
     Treasury stock: 345,357 common shares - 03/31/06 and                                           (7,783)              (7,420)

           333,557 common shares - 09/30/05, at cost
                                                                                           -----------------    -----------------
          Total shareholders' equity                                                                 38,303               38,673
                                                                                           -----------------    -----------------
               Total Liabilities and Shareholders' equity                                        $  525,316           $  554,877
                                                                                           =================    =================

   See accompanying notes to (unaudited) consolidated financial statements

                             MFB CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               Three and Six Months Ended March 31, 2006 and 2005
                   (in thousands except per share information)


                                                          Three Months Ended                   Six Months Ended
                                                               March 31,                             March 31,

                                                                2006             2005               2006               2005
                                                       --------------    -------------     --------------     --------------
                                                       --------------    -------------     --------------     --------------
Interest income
    Loans receivable, including fees                         $ 6,027          $ 6,022           $ 12,069           $ 12,112
    Securities - taxable                                         805              641              1,578              1,327
    Other interest-bearing assets                                282               37                632                 92
                                                       --------------    -------------     --------------     --------------
                                                       --------------    -------------     --------------     --------------
          Total interest income                                7,114            6,700             14,279             13,531
Interest expense

    Deposits                                                   2,221            1,524              4,285              3,070
    FHLB advances and other borrowings                         1,479            1,689              3,123              3,411

                                                                                           --------------     --------------
                                                       --------------    -------------     --------------     --------------
          Total interest expense                               3,700            3,213              7,408              6,481
                                                       --------------    -------------     --------------     --------------
                                                       --------------    -------------     --------------     --------------
Net interest income                                            3,414            3,487              6,871              7,050
Provision for (recovery of) loan losses                        (154)             (29)              1,901                271
                                                       --------------    -------------     --------------     --------------
                                                       --------------    -------------     --------------     --------------
Net interest income after provision for                        3,568          (3,516)            (4,970)            (6,779)
     (recovery of) loan losses
Noninterest income

     Service charges on deposit accounts                         779              757              1,628              1,586
     Trust fee income                                            126              101                226                200
     Insurance commissions                                        43               50                 91                100
     Net realized gains from sales of loans                       86              179                171                401
     Mortgage servicing asset recovery (impairment)              (1)              163                165                 25
     Net gain (loss) on securities available for sale              -                -                  -              (948)
     Other income                                                428              201                796                461

                                                       --------------    -------------     --------------     --------------
                                                       --------------    -------------     --------------     --------------

          Total noninterest income                             1,461            1,451              3,077              1,826

Noninterest expense
     Salaries and employee benefits                            1,909            1,808              3,871              3,663
     Occupancy and equipment                                     869              866              1,726              1,654
     Professional and consulting fees                            110              133                201                371
     Data processing expense                                     211              198                425                395
     Other expense                                               857              928              1,705              1,841
                                                       --------------    -------------     --------------     --------------
                                                       --------------    -------------     --------------     --------------
          Total noninterest expense                            3,956            3,933              7,928              7,924


Income before income taxes                                     1,073            1,034                119                681
Income tax expense (benefit)                                     258              238              (299)                (5)

                                                       --------------    -------------     --------------     --------------
                                                       --------------    -------------     --------------     --------------
Net income                                                   $   815          $   796            $   418            $   686
                                                       ==============    =============     ==============     ==============
                                                       ==============    =============     ==============     ==============


Basic earnings per common share                             $   0.60         $   0.59           $   0.31           $   0.51
Diluted earnings per common share                           $   0.58         $   0.58           $   0.30           $   0.50

Cash dividends declared                                $       0.135         $  0.125           $  0.260           $  0.245









         See accompanying notes to (unaudited) consolidated financial statements

                                MFB CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                             SHAREHOLDERS' EQUITY (UNAUDITED)
                    Three and Six Months Ended March 31, 2006 and 2005
                                      (in thousands)

                                                                          Three Months EndedSix Months Ended
                                                                  March 31,     March 31,     March 31,     March 31,
                                                                   2006           2005          2006          2005
Balance at beginning of period                                 $ 37,811        $36,426      $ 38,673       $ 35,906
      Stock option exercise                                           0            328             0            398
      Treasury stock purchased                                    (363)              0         (363)              0

      Stock based compensation expense                               15              0            29              0
      Cash dividends declared                                     (183)          (169)         (352)          (326)


      Comprehensive income (loss):
           Net income                                               815            796           418            686
           Net change in net unrealized gains and losses
      on         securities available for sale, net of
              reclassification adjustments and tax effects          208          (276)         (102)            441
                                                             -----------    -----------    ----------     ----------
                                                             -----------    -----------    ----------     ----------
               Total comprehensive income                         1,023            520           316          1,127
                                                             -----------    -----------    ----------     ----------
                                                             -----------    -----------    ----------     ----------

      Balance at end of period                                 $ 38,303       $ 37,105      $ 38,303       $ 37,105
                                                             ===========    ===========    ==========     ==========



























      See accompanying notes to (unaudited) consolidated financial statement


                                MFB CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    Six Months Ended March 31, 2006 and 2005
                                 (in thousands)


                                                                                                    Six Months Ended
                                                                                                        March 31,
                                                                                                  2006             2005
                                                                                              -------------    --------------
                                                                                              -------------    --------------
Cash flows from operating activities

Net income                                                                                       $     418            $  686
Adjustments to reconcile net income to net cash from operating activities
     Depreciation and amortization, net of accretion                                                   950               946
     Provision for loan losses                                                                       1,901               271
     Net loss on securities available for sale                                                           -               948
     Net realized gains from sales of loans                                                          (171)             (401)
     Amortization of mortgage servicing rights                                                         147               192
     Accretion of intangible assets and purchase adjustments                                            45             (172)
     Origination of loans held for sale                                                            (7,753)          (10,535)
     Impairment (recovery) of mortgage servicing rights                                              (165)              (25)
     Proceeds from sales of loans held for sale                                                      7,823             9,849
     Equity in loss of investment in limited partnership                                                92               161
     Appreciation in cash surrender value of life insurance                                          (108)             (101)
     Stock dividend paid by FHLB                                                                         -             (185)


     Net change in:

          Accrued interest receivable                                                                 (53)              (41)
          Other assets                                                                             (1,227)             (339)
          Accrued expenses and other liabilities                                                     (322)           (1,530)

                                                                                              -------------    --------------
               Net cash from operating activities                                                    1,577             (276)
Cash flows from investing activities
     Net change in loans receivable                                                                 13,379             (816)
     Net cash received in settlement 453 Proceeds from:
          Principal payments of mortgage-backed and related securities                               6,476             6,410
          Maturities and calls of securities available for sale                                      5,000             2,100
     Purchase of:                                                                                 (12,970)
          Securities available for sale                                                                                    -
          Premises and equipment, net                                                                (660)             (401)
                                                                                              -------------    --------------
               Net cash from investing activities                                                   11,678             7,293
Cash flows from financing activities

     Net change in deposits                                                                       (12,808)          (14,986)
     Repayment of FHLB and other borrowings                                                       (15,950)          (47,450)
     Proceeds from FHLB and other borrowings                                                             -            43,800
     Proceeds from exercise of stock options                                                             -               389
     Purchase of treasury stock                                                                      (363)                 -
     Net change in advances from borrowers for taxes and insurance                                     282           (1,381)
     Cash dividends paid                                                                             (352)             (326)

                                                                                              -------------    --------------
                                                                                              -------------    --------------
               Net cash used in financing activities                                              (29,191)          (19,954)
                                                                                              -------------    --------------
                                                                                              -------------    --------------
     Net change in cash and cash equivalents                                                      (15,936)          (12,937)
     Cash and cash equivalents at beginning of period                                               54,209            28,595
                                                                                              -------------    --------------
Cash and cash equivalents at end of period                                                        $ 38,273         $  15,658
                                                                                              =============    ==============
Supplemental disclosures of cash flow information Cash paid during the period for:
          Interest                                                                                       $         $   6,506

                                                                                                     7,035

          Income taxes                                                                                 507               175
Supplemental schedule of noncash investing activities:
      Transfer from:
          Loans receivable to loans held for sale                                                        $          $    785
                                                                                                         -
          Loans receivable to other real estate owned                                                    -                 -



                          MFB CORP. AND SUBSIDIARIES
             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006


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


Basis of Presentation: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of the financial statements. In the opinion of management, the consolidated financial statements contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of March 31, 2006 and September 30, 2005, the consolidated statements of income and the condensed consolidated statements of changes in shareholders' equity for the three and six months ended March 31, 2006 and 2005 and the consolidated statements of cash flows for the six months ended March 31, 2006 and 2005. All significant intercompany transactions and balances are eliminated in consolidation.


Reclassifications: Items in the prior consolidated financial statements are reclassified to conform with the current presentation.


Stock Based Compensation: Prior to October 1, 2005, the Company accounted for its stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the income statements for periods ending September 30, 2005, or before. Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-based Payment, and has included the stock-based employee compensation expense in its income statement for the three and six months ended March 31, 2006. Refer to Note 5 for additional disclosures.

NOTE 2 - EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share shows the dilutive effect of additional potential common shares issuable under stock options.


The computations of basic earnings per common share and diluted earnings per common share for the three and six month periods ended March 31, 2006 and 2005 are presented below.

                                                                     Three Months Ended                Six Months Ended
                                                                         March 31,                        March 31,
                                                                        (in thousands except per share information)
                                                                     2006            2005            2006             2005



Basic Earnings Per Common Share
Numerator

         Net income                                                 $    815           $ 796         $    418      $       686



Denominator
         Weighted average common shares outstanding for basic

         earnings per common share                                     1,352           1,345            1,354            1,338




Basic Earnings Per Common Share                                    $    0.60          $ 0.59        $    0.31      $      0.51




Diluted Earnings Per Common Share
Numerator

         Net income                                                 $    815           $ 796         $    418      $       686



Denominator
         Weighted average common shares outstanding for basic

         earnings per common share                                     1,352           1,345            1,354            1,338
         Add: Dilutive effects of assumed exercises of  stock
         options                                                          47              33               41               38


         Weighed average common and dilutive potential common

         shares outstanding                                            1,399           1,378            1,395            1,376


Diluted Earnings Per Common Share                                   $   0.58          $ 0.58         $   0.30      $      0.50






Stock options for 24,000 common shares for the three and six months ended March 31, 2006 were not considered in computing diluted earnings per share because they were antidilutive. Stock options for 26,500 common shares for the three and six months ended March 31 2005 were not considered in computing diluted earnings per share because they were antidilutive.

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale are as follows:

                                                                             March 31, 2006
                                                                             --------------
                                                                             (in thousands)
                                                                      Gross            Gross
                                                   Amortized       Unrealized        Unrealized          Fair
                                                     Cost             Gains            Losses            Value
Debt securities

     U.S. Government and federal agencies            $ 15,380            $    -     $      (115)      $     15,265
     Municipal bonds                                      339                 1                -               340
     Mortgage-backed                                   39,411                16            (852)            38,575
     Corporate notes                                    7,247                10            (181)             7,076

                                                  ------------    --------------    -------------    --------------

                                                       62,377                27          (1,148)            61,256

Marketable equity securities                            3,085               328                0             3,413
                                                  ------------    --------------    -------------    --------------

                                                   $   65,462            $  355        $ (1,148)      $     64,669

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


Due to rising interest rates, the values of mortgage-backed securities have declined since September 30, 2005, resulting in an unrealized loss of $852,000 at March 31, 2006 compared to an unrealized loss of $352,000 at September 30, 2005. Credit issues are not considered to be a significant factor relative to the current unrealized losses.

Of the $181,000 unrealized losses for debt securities classified as corporate notes at March 31, 2006, $113,000 is attributable to a trust preferred bond issued by a regional banking organization. This unrealized loss is primarily attributable to the low interest rate environment, and the variable interest rate structure of the bond. Such interest rate adjustments resulted in coupons being set at a level lower than today's market. As interest rates rise and the bonds coupon rate increases, management anticipates recovery of the unrealized losses. Management has the ability to hold this bond to maturity, at which time the face value of the bond would be realized.

Included in marketable equity securities are government sponsored agency preferred stocks of $3.1 million at both March 31, 2006 and September 30, 2005. During the year ending September 30, 2005, the Company recorded a non-cash impairment charge of $948,000 ($626,000 net of tax) for the decline in the value of agency preferred stocks determined to be other-than temporary. The value of the agency preferred stocks have improved since September 30, 2005 resulting in an unrealized gain of $328,000 at March 31, 2006.

NOTE 4 - LOANS RECEIVABLE

Loans receivable at March 31, 2006 and September 30, 2005 are summarized as follows:

                                                                                              March 31,          September 30,
                                                                                                 2006                2005
                                                                                           -----------------    ----------------
                                                                                                      (in thousands)
Residential mortgage loans
          Secured by one to four family residences                                              $   167,185          $  167,658
          Construction loans                                                                         21,865              21,757
          Other                                                                                       3,169               3,249
                                                                                           -----------------    ----------------
                                                                                                    192,219             192,664

          Net deferred loan fees                                                                      (493)               (509)
          Undisbursed portion of construction and other mortgage loans                                (113)               (185)

                                                                                           -----------------    ----------------
               Total residential mortgage loans                                                     191,613             191,970

Commercial loans

          Commercial real estate                                                                 $   87,345          $   96,224
          Commercial                                                                                 55,426              61,847

                                                                                           -----------------    ----------------
                                                                                           -----------------    ----------------
                                                                                                    142,771             158,071
          Net deferred loan fees                                                                      (215)               (267)
                                                                                           -----------------    ----------------
               Total commercial loans                                                               142,556             157,804

Consumer loans
          Home equity and second mortgage                                                        $   35,935          $   33,901
          Other                                                                                       6,893               7,010
                                                                                           -----------------    ----------------
                                                                                                     42,828              40,911
          Net deferred loan costs                                                                         3                  10
                                                                                           -----------------    ----------------
               Total consumer loans                                                                  42,831              40,921

                                                                                           -----------------    ----------------

Total loans receivable                                                                          $   377,000          $  390,695
                                                                                           =================    ================

Activity in the allowance for loan losses is summarized as follows for the six months ended March 31, 2006 and 2005.


                                                                                              March 31,           March 31,
                                                                                                2006                 2005

                                                                                           ----------------    -----------------
                                                                                                      (in thousands)

Balance at beginning of period                                                                  $    6,388       $        6,074
     Provision for loan losses                                                                       1,901                  271
     Charge-offs                                                                                     (103)                (195)
     Recoveries                                                                                          2                   51

                                                                                           ----------------    -----------------

Balance at end of period                                                                        $    8,188        $       6,201

                                                                                           ================    =================








NOTE 4 - LOANS RECEIVABLE (continued)


                                                                                         Quarter Ended           Year Ended
                                                                                           March 31,            September 30,
Impaired loans were as follows:                                                              2006                   2005

                                                                                       ------------------     ------------------
                                                                                                    (in thousands)

Period end loans with no allocated allowance for loan losses                              $          553                 $  603
Period end loans with allocated allowances for loan losses                                         8,452                  8,074

                                                                                       ------------------     ------------------

Total impaired loans                                                                       $       9,005              $   8,677

                                                                                       ==================     ==================


Amount of the allowance for loan losses allocated                                          $       5,249              $   2,714

Average of impaired loans                                                                          9,773                  2,505

Interest income recognized during impairment                                                          51                     92

Cash-basis interest income recognized during impairment                                               51                     75


The largest loan relationship included in impaired loans as of March 31, 2006 and September 30, 2005 totaled approximately $3.6 million. At September 30, 2005, $1.4 million of the allowance for loan losses had been allocated to this loan relationship and at March 31, 2006, $3.6 million had been allocated. The allowance for loan losses allocation as of September 30, 2005 was based upon the discounted fair value of the underlying collateral based upon the most recent financial information provided to the Company by the borrower. After updating an analysis of the value of this collateral during the six months ended March 31, 2006, completing an assessment of the reliability and adequacy of accounting systems and evaluating the recent financial performance of the business, the Bank determined that the allowance for loan losses allocation should be increased to equal the unpaid balance of the loan, $3.6 million, as of March 31, 2006.


Non-performing loans were as follows:

                                                                                           March 31,           September 30,
                                                                                             2006                  2005

                                                                                       ------------------    ------------------
                                                                                                   (in thousands)

Loans past due over 90 days still on accrual status                                       $        1,132               $   136
Non-accrual loans                                                                                  7,297                 1,284

                                                                                       ------------------    ------------------
                                                                                       ------------------    ------------------

     Total non-performing loans                                                           $        8,429              $  1,420

                                                                                       ==================    ==================


NOTE 5 - STOCK OPTIONS


Stock Based Compensation: Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-based Payment, and has included the stock-based employee compensation cost in its income statement for the three months and six months ended March 31, 2006. The Board of Directors of the Company has adopted three stock option plans (the "Option Plans"). The number of options authorized under the Option Plans totals 450,000 shares of common stock. Officers, employees and outside directors of the Company and its subsidiary are eligible to participate in the Option Plans. The option exercise price has always been the fair market value of common stock on the date of the grant - the option exercise price must be no less than 85% of the fair market value of common stock on the date of the grant - and the option term cannot exceed ten years and one day from the date of the grant. As of March 31, 2006, 13,000 options remain available for future grants.




Activity in the Option Plans is summarized as follows for the six months ending March 31, 2006 and the three years prior ending September 30:

                                                                                     Weighted        Weighted
                                                  Number of                           Average         Average
                                                 Outstanding      Exercise           Exercise       Fair Value
                                                   Options          Price              Price         of Grants

     Balance at September 30, 2002               $   185,950    $10.00 - 26.75      $   17.53
         Granted                                      59,000      21.30                 21.30      $     5.82
         Forfeited                                      (500)     21.30                 21.30
         Exercised                                   (33,000)     10.00 - 21.30         11.46
                                                 -----------
     Balance at September 30, 2003                   211,450      10.00 - 26.75         19.71
         Granted                                      26,500      30.35 - 34.01         31.90            9.96
         Forfeited                                         -       -                     -
         Exercised                                   (41,350)     10.00 - 26.75         13.30
                                                 -----------

     Balance at September 30, 2005                   196,600      15.00 - 34.01         22.69
         Granted                                      68,000      25.50                 25.50            8.20
         Forfeited                                   (12,500)     18.75 - 30.35         23.37
         Exercised                                   (26,800)     15.00 - 21.50           16.48
                                                 ------------

     Balance at September 30, 2005                   225,300      15.25 - 34.01         24.24
                                                 ===========
         Granted                                           -
         Forfeited                                         -
         Exercised                                         -
                                                 -----------
     Balance at March 31, 2006                       225,300      15.25 - 34.01         24.24
                                                 ===========

26

Options exercisable at March 31, 2006 and for the three prior years ending September 30, based on vesting schedules established at the date of grant, are as follows:

                                                                                           Weighted
                                                            Number                          Average
                                                          of Options                    Exercise Price


                  September 30, 2003                          139,994                          $  18.68
                  September 30, 2005                          123,494                             22.04
                  September 30, 2005                          196,509                             23.95
                  March 31, 2006                              215,100                             23.84

At March 31, 2006 options outstanding and options exercisable were as follows:

                                                Outstanding                                   Exercisable
                                              Weighted Average       Weighted                            Weighted
                                                 Remaining            Average                            Average
        Range of                                Contractual          Exercise                            Exercise
     Exercise Prices           Number          Life in years           Price           Number             Price
     ---------------           ------          -------------           -----           ------             -----
$15.25 - $18.75                    14,000           1.60               $  16.04          14,000           $   16.04
$20.55 - $26.75                   187,300           6.26                  23.86         187,300               23.86
$30.35 - $34.01                    24,000           7.91                  31.94          13,800               31.45
                               ----------                                            ----------
Outstanding /
Exercisable                       225,300        6.15 years            $  24.24         215,100           $   23.84
                               ==========                                            ==========

Aggregate
Intrinsic Value            $  1,345,000                                           $ 1,345,000
                           ------------                                           -----------




No stock options were granted during the six months ending March 31, 2006 or March 31, 2005. The fair value of options granted during the prior three years ending September 30 were estimated using an option pricing model with the following weighted average information as of the grant dates:

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
     Estimated Life                                                  8 yrs               8 yrs             8 yrs


The following table illustrates the effect of net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for the three prior years ending September 30 and for the comparative six month period ending March 31, 2005.

                                                                                               (in thousands)
                                                   March, 31            September, 30         September, 30          September, 30
                                                      2005                   2005                  2005                  2003


Net income as reported                             $          686               $  2,496         $       1,790        $        2,400
Less: Stock-based compensation expense
   determined under fair value based method                    70                    627                   223                   198



Pro forma net income                                   $      616         $        1,869        $        1,567        $        2,202



Basic earnings per share as reported                  $      0.51           $       1.85          $       1.36       $          1.87
Pro forma basic earnings per share                           0.46                   1.39                  1.19                  1.71

Diluted earnings per share as reported             $         0.50               $   1.81        $         1.30       $          1.80
Pro forma diluted earnings per share                         0.45                   1.36                  1.14                  1.65


For the three and six months ended March 31, 2006, stock option compensation expense of $15,000 and $29,000 respectively was recognized in connection with the option plans. There was no tax benefit recognized relative to stock options during the six months ending March 31, 2006 and March 31, 2005. At March 31, 2006, compensation expense related to non vested stock option grants aggregated to $105,000 and is expected to be recognized as follows:


                                                      Stock Option Compensation
                                                        Expense (in thousands)
Remainder of fiscal 2006:                                          $   29
For the fiscal years ending September 30:        2007                   35
                                                 2008                   31
                                                 2009                   10
                                                                   -------
                                                 Total             $  105
                                                                   ======














NOTE 6 - GOODWILL

Goodwill activity is summarized as follows for the six months ending March 31, 2006 (in thousands):




Balance at beginning of period                          $2,423


Decrease in goodwill                                       453


Balance at end of period                                $1,970



During the six months ended March 31, 2006, the company received $453,000 from Sobieski Bancorp as a result of the successful voluntary mediation relating to a disputed asset from the August 2004 closing of the acquisition of certain assets and certain liabilities. The proceeds, net of legal fees, were recorded as a reduction of goodwill when received.


NOTE 7 - CONTINGENCIES

The Company and the Bank are subject to certain claims and legal actions arising in the ordinary course of business. A creditor of the $3.6 million impaired loan relationship has filed a lawsuit against MFB seeking to recover $987,000 from MFB. In that lawsuit, the claimant alleges that MFB Financial violated a Subordination Agreement, and a related letter agreement between the claimant and MFB pertaining to the obligations of MFB's commercial loan customer. The Company believes it has valid defenses and will vigorously contest this lawsuit. Based upon information currently available and consultation with legal counsel, the Company believes the ultimate outcome of this lawsuit is difficult to predict; therefore, no contingent liability has been recorded for this lawsuit at March 31, 2006. In the opinion of management, after consultation with legal counsel, the ultimate disposition of all other legal matters is not expected to have a material adverse effect on the consolidated financial position or results of operation of the Company.


NOTE 8 - SUBSEQUENT EVENT

During April, 2006, the Bank's wholly owned insurance subsidiary Mishawaka Financial Services, Inc., sold the rights, title and interest in its property and casualty insurance business for a purchase price of approximately $200,000. Mishawaka Financial Services, Inc., will continue to operate as a wholly owned subsidiary of the Bank and will offer insurance business that sells lines other than property and casualty.



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

COMPARISON OF THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005

The Company's consolidated net income for the three months ended March 31, 2006 was $815,000 or $0.59 diluted earnings per common share, compared to net income of $796,000 or $0.58 diluted earnings per share, for the three months ended March 31, 2005. The Company's consolidated net income for the six months ended March 31, 2006 was $418,000 or $0.30 diluted earnings per share, compared to net income of $686,000 or $0.50 diluted earnings per share, for the same period last year. MFB Corp.'s increase in earnings for the second fiscal quarter from the prior comparable period was primarily attributable to an increase in the recovery for loan losses partially offset by a decrease in net interest income. The decrease in net income for the six months ended March 31, 2006, over the same period last year was primarily due to the increase in provision for loan losses offset by the absence of the net losses on securities available for sale.

MFB Corp's net interest income before provision for loan losses for the three month period ended March 31, 2006 was $3.4 million compared to $3.5 million for the same period last year. For the six month periods ended March 31, 2006 and 2005 net interest income was $6.9 million and $7.1 million, respectively. The decrease in net interest income was predominantly due to an increase in deposit interest expense, offset by an increase in interest income and a decrease in FHLB advance interest expense. Interest expense on deposits increased to $2.2 million for the March 2006 quarter compared to $1.5 million for the March 2005 quarter, and increased to $4.3 million from $3.1 million for the comparable six month periods. Interest income was $7.1 million for the three months ended March 31, 2006 compared to $6.7 million for the three months ended March 31, 2005 and for the six months ended March 31, 2006 and March 31, 2005 was $14.3 million and $13.5 million respectively. Interest expense on FHLB advances and other borrowings decreased to $1.5 million for the three months ended March 31, 2006 compared to $1.7 million for the same period in 2005 and also decreased for the six month period ended March 31, 2006 to $3.1 million from $3.4 million for the six months ended March 31, 2005.

The provision for (recovery of) loan losses was ($154,000) for the quarter ended March 31, 2006 compared to ($29,000) for the same period last year. The recovery during the quarter ended March 31, 2006 was predominantly related to commercial loan watch list pay-downs. The provision for loan losses was $1,901,000 for the six months ended March 31, 2006 compared to $271,000 for the same period last year. The increase during the six months ended March 31, 2006 was primarily related to management's first quarter assessment of a commercial loan to a business experiencing difficulties with inventory management, trade accounts receivable collections, financial reporting, and operating cash flow. This loan is primarily secured by inventory and accounts receivable. After updating our analysis of the value of this collateral, completing an assessment of the reliability and adequacy of accounting systems and evaluating the recent financial performance of the business, the Bank determined that an additional charge to earnings in the amount of $2,324,000 ($1,411,000 net of tax) for this loan was necessary during the first quarter ended December 31, 2005. The loan has been placed on non-accrual status and is now fully reserved. No charge-off has been recorded on this commercial loan because the Bank cannot reasonably estimate at this time how much of the loan it will ultimately collect. The percentage of non-performing loans to total loans increased from 0.65% at March 31, 2005 to 2.24% at March 31, 2006.

Noninterest income remained consistent for the quarters ended March 31, 2005 and March 31, 2006 at $1.5 million. Year to date noninterest income increased from $1.8 million for the six months ended March 31, 2005 to $3.1 million for the six months ended March 31, 2006. The significant increase was primarily the result of the first quarter non-cash impairment charge to earnings in December 2004 of $948,000 ($626,000 net of tax) resulting from a decline in value of $2.0 million of Fannie Mae ("FNMA") and $2.0 million of Freddie Mac ("FHLMC") floating rate preferred stock securities MFB holds. The increase was also due to the increase in rental income for leasing of the headquarters building located in Mishawaka, Indiana.

Noninterest expense increased slightly to $4.0 million for the quarter ended March 31, 2006 from $3.9 million for the quarter ended March 31, 2005. Noninterest expense remained consistent at $7.9 million for the six month periods ended March 31, 2006 and 2005. A reduction in professional and consulting fees, was offset by increases in salaries and employee benefits, and occupancy and equipment expense.






BALANCE SHEET COMPOSITION
COMPARISON OF MARCH 31, 2006 TO SEPTEMBER 30, 2005

The Company's total assets decreased from $554.9 million as of September 30, 2005 to $525.3 million as of March 31, 2006.


Cash and cash equivalents decreased from $54.2 million at September 30, 2005 to $38.3 million at March 31, 2006. Net cash used in financing activities was $29.2 million offset by $11.7 million net cash received from investing activities and $1.6 million from operating activities during the six month period ended March 31, 2006.

As of March 31, 2006 total securities available for sale were $64.7 million, an increase of $1.1 million from $63.6 million at September 30, 2005. The securities portfolio activity during the six-month period included principal payments on mortgage-backed and related securities of $6.5 million, maturities and calls of securities available for sale of $5.0 million, and purchases of $13.0 million.

Loans receivable decreased from $390.7 million at September 30, 2005 to $377.0 million at March 31, 2006. Commercial loans outstanding decreased by $15.2 million from $157.8 million at September 30, 2005 to $142.6 million at March 31, 2006. Mortgage loans decreased slightly from $192.0 million at September 30, 2005 to $191.6 million at March 31, 2006. Consumer loans, including home equity and second mortgages, increased slightly by $1.9 million during the six month period. Loans held for sale at March 31, 2006 increased to $411,000 from $407,000 at September 30, 2005. Diversification of the mix of loans on the balance sheet continues to be a focus to improve profit margins, control margin volatility and to appeal to a broader range of existing and potential customers.

During the second quarter ended March 31, 2006, the Company completed secondary market mortgage loan sales totaling $3.8 million and the net gains realized on these loan sales were $86,000 including $47,000 related to recording mortgage servicing rights. During the quarter ended September 30, 2005, the Company completed secondary market mortgage loan sales totaling $9.6 million and the net gains realized on these loan sales were $213,000 including $118,000 related to recording mortgage servicing rights. The loans sold this year were primarily fixed rate mortgage loans with maturities of fifteen years or longer. The sale of loan production serves as a source of additional liquidity and management anticipates that the Company will continue to deliver fixed rate loans to the secondary market to meet consumer demand, manage interest rate risk, and diversify the asset mix of the Company.

The allowance for loan losses at March 31, 2006 was $8.2 million or 2.17% of loans compared to $6.4 million or 1.63% of loans at September 30, 2005. The significant increase for the quarter ended March 31, 2006 was discussed above in the Results of Operations section. For the second quarter ended March 31, 2006, net charge offs were $95,000 compared to $131,000 net charge off for the quarter ended March 31, 2005. Year to date net charge offs were $101,000 for the six months ended March 31, 2006 and $144,000 for the six months ended March 31, 2005. In management's opinion, the allowance for loan losses is adequate to cover probable incurred losses at March 31, 2006.

Goodwill decreased from $2.4 million at September 30, 2005 to $2.0 million at March 31, 2006 as discussed further in Note 6 of the consolidated financial statements.

Total liabilities decreased $29.2 million during the six-month period, from $516.2 million at September 30, 2005 to $487.0 million at March 31, 2006. The decrease was predominantly due to a measured reduction in above-average cost deposit products and the payment of Federal Home Loan Bank (FHLB) Advances. Advances from the FHLB decreased $16.2 million, from $125.9 million at September 30, 2005 to $109.6 million at March 31, 2006. As of March 31, 2006 the advances had a weighted average interest rate of 5.38% and mature over the next six years. A total of $4 million of the advances having a weighted average interest rate of 4.38% mature over the next twelve months. Total deposits decreased from $374.4 million to $361.4 million during the six-month period; savings, NOW and MMDA deposits decreased from $153.9 million to $136.2 million; noninterest bearing deposits decreased from $36.9 million to $35.8 million from September to March, and were offset by time deposits that increased from $183.6 million to $189.4 million during the same period.

Total shareholders' equity declined by $370,000 to $38.3 million from September 30, 2005 to March 31, 2006 primarily due to purchases of treasury stock of $363,000, dividend payouts of $352,000 and net unrealized losses on investments of $102,000; offset in part by net earnings of $418,000. MFB Corp's equity to assets ratio was 7.29% at March 31, compared to 6.97% at September 30. The book value of MFB Corp. stock fell slightly from $28.52 at September 30, 2005 to $28.50 at March 31, 2006.



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


Liquid assets were $104.4 million as of March 31, 2006 compared to $119.3 million as of September 30, 2005. The decrease was primarily due to the use of cash to pay off $15.9 million of FHLB advances. Management believes the liquidity level as of March 31, 2006 is sufficient to meet anticipated cash needs.

Short-term borrowings or long-term debt, such as Federal Home Loan Bank advances, are used to supplement other sources of funds such as deposits and to assist in asset/liability management. As of March 31, 2006, total FHLB borrowings amounted to $109.6 million and were originally used primarily to fund loan portfolio growth. The Bank had commitments to fund loan originations with borrowers totaling $79.8 million at March 31, 2006, including $69.5 million in available consumer and commercial lines and letters of credit. Certificates of deposit scheduled to mature in one year or less totaled $103.4 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient cash flow and other cash resources to meet current and anticipated loan funding commitments, deposit customer withdrawal requirements and operating expenses.


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


The Bank's actual capital and required capital amounts and ratios at March 31, 2006 and September 30, 2005 are presented below:

                                          Actual                  Requirement for Capital             Requirement to be
                                                                                                    Well Capitalized Under
                                                                                                      Prompt Corrective
                                                                     Adequacy Purposes                Actual Provisions
                                   Amount           Ratio           Amount          Ratio          Amount            Ratio
                                   ------           -----           ------          -----          ------            -----

As of March 31, 2006
     Total capital
      (to risk weighted              $ 41,110        11.97%           $ 27,481        8.00%         $ 34,352            10.00%
assets)

     Tier 1 (core) capital

      (to risk weighted                38,580       11.23               13,741       4.00             20,611             6.00
assets)

     Tier 1 (core) capital

     (to adjusted total                38,580        7.44               20,753       4.00             25,942
assets)                                                                                                           5.00


As of September 30, 2005
     Total capital                                   11.11%
      (to risk weighted              $ 40,588                         $ 29,222        8.00%         $ 36,528            10.00%
assets)
     Tier 1 (core) capital
      (to risk weighted                38,015       10.23               14,611       4.00             21,917
assets)                                                                                                               6.00
     Tier 1 (core) capital
     (to adjusted total                38,015        6.93               22,180       4.00             27,422
assets)                                                                                                               5.00


As of March 31, 2006, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.


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


As part of its efforts to monitor and manage interest rate risk, the Company uses the Net Portfolio Value ("NPV") methodology adopted by the Office of Thrift Supervision (OTS) as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance-sheet contracts. Management and the Board of Directors review the OTS measurements on a quarterly basis to determine whether the Company's interest rate exposure is within the limits established by the Board of Directors in the Company's interest rate risk policy. In Management's opinion, there have been no significant shifts in position since December 31, 2005.

The Company's asset/liability management strategy dictates acceptable limits on the amounts of change in NPV given certain changes in interest rates. The table presented here, as of December 31, 2005, is an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 200 basis points (due to the low interest rate environment at December 31, 2005, data was not available from the OTS for the shift downward in rates 300 basis points).

As illustrated in the December 31, 2005 table below, the Company's interest rate risk is sensitive to both rising and declining rates. The decline in NPV with a rate reduction is due to the change in value of fixed rate Federal Home Loan Bank borrowings that would occur. The decline in NPV with a rate increase is due to the relative volume of mortgage assets with fixed rate characteristics over the volume of liabilities with fixed rate characteristics.

                                                     December 31, 2005


  Change in
 Interest Rates                                                                       NPV as % of Portfolio
   In Basis                                      Net Portfolio Value                     Value of Assets
    Points                                                                                             NPV
(Rate Shock) (1)             $ Amount           $ Change          % Change             Ratio        Change (1)
----------- ---              --------           --------          --------             -----        ---------
                             (Dollars in Thousands)

          +300               $   44,165        $ (14,430)         (25)%              8.50%          (227) bp
          +200                   49,887           (8,707)         (15)               9.45           (133) bp
          +100                   54,992           (3,603)          (6)              10.25            (52) bp
             0                   58,595                -            -               10.77                    -
          (100)                  59,084              489            1               10.76             (1) bp
          (200)                  56,940           (1,655)          (3)              10.32            (46) bp


 (1) Expressed in basis points


Specifically, the December 31, 2005 table indicates that the Company's NPV was $58.6 million or 10.77% of the market value of portfolio assets. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in an $8.7 million or 15% decrease in the Company's NPV and would result in a 133 basis point decrease in the Company's NPV ratio to 9.45%. Also, an immediate 200 basis point decrease in market interest rates would result in a $1.7 million or 3% decrease in the Company's NPV, and a 46 basis point decrease in the Company's NPV ratio to 10.32%.


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


The Board of Directors and management of the Company believe that certain factors afford the Company the ability to operate successfully despite its exposure to interest rate risk. The Company manages its interest rate risk by originating and selling the majority of its fixed rate one-to-four family real estate loans. While the Company generally originates adjustable rate mortgage loans for its own portfolio, fixed rate first mortgage loans may be retained in the portfolio from time to time. Loans classified as held for sale as of March 31, 2006 totaled $411,000 million compared to $407,000 at September 30, 2005. The Company retains the servicing on the majority of loans sold in the secondary market and, at March 31, 2006, $204.1 million in such loans were being serviced for others.


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

                           PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.


The Company and the Bank are subject to certain claims and legal actions arising in the ordinary course of business. A creditor of the $3.6 million impaired loan relationship has filed a lawsuit against MFB seeking to recover $987,000 from MFB. In that lawsuit, the claimant alleges that MFB Financial violated a Subordination Agreement, and a related letter agreement between the claimant and MFB pertaining to the obligations of MFB's commercial loan customer. The Company believes it has valid defenses and will vigorously contest this lawsuit. Based upon information currently available and consultation with legal counsel, the Company believes the ultimate outcome of this lawsuit is difficult to predict; therefore, no contingent liability has been recorded for this lawsuit at March 31, 2006. In the opinion of management, after consultation with legal counsel, the ultimate disposition of all other legal matters is not expected to have a material adverse effect on the consolidated financial position or results of operation of the Company.


Item 1A. Risk Factors

           Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.


The following table provides information about purchases by the company pursuant to a previously announced buyback program with respect to its Common Stock during the three months ended March 31, 2006:

                                      Total                              Total Number of              Approximate Number
                                     Number                             Shares Purchased              of Shares that May
                                    of Shares        Average           as part of Publicly             Yet be Purchased
            Period                  Purchased       Price Paid        Announced Program (1)           Under the Program
            ------                  ---------       ----------        ---------------------           -----------------
January 1, 2006 through                  0               0                              0                             0
January 31, 2006
February 1, 2006 through              6,800          $30.40                          6,800                        60,200
February 28, 2006
March 1, 2006 through March           5,000          $31.25                          5,000                        55,200
31, 2006
Total                                11,800                                         11,800                        55,200

(1) On February 2, 2006, we announced in a press release that our board of directors had authorized a stock repurchase program to purchase up to 5%, or approximately 67,000 shares of outstanding stock.



Item 3.    Defaults Upon Senior Securities.

           None

Item 4.    Submission of Matters to a Vote of Security Holders


           None


Item 5.   Other Information.

           None

Item 6.    Exhibits.

              31(1) Certification required by 17 C.F.R. ss. 240.13a-14(a). 31(2) Certification required by 17 C.F.R. ss. 140.13a-14(a).
              32      Certification pursuant to 18 U.S.C. ss. 1350, as adopted
              pursuant to Section 906 of the Sarbanes-Oxley Act of 2005.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MFB CORP.





Date: 05/3/06                      By /s/ Charles J. Viater
                                         Charles J. Viater
                                   President and Chief Executive Officer



Date: 05/3/06                      By /s/ Terry L Clark
                                         Terry L. Clark

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




     Date: 05/3/06                           /s/ Charles J. Viater

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




     Date: 05/3/06                                         /s/ Terry L. Clark

                                                                Terry L. Clark
                                                                   Controller








                                                                     Exhibit 32

                                  CERTIFICATION


         By signing below, each of the undersigned officers hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2005, that, to his knowledge, (i) this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of MFB Corp.

         Signed this 3rd day of May, 2006.





/s/ Terry L. Clark                                      /s/ Charles J. Viater

Terry L. Clark                                             Charles J. Viater

Controller                                               Chief Executive Officer
(Title)                                                       (Title)


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