Form 10-Q
period 2006-06-30
MFB CORP
filed 2006-08-03
CIK 916396

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


                  FOR THE QUARTERLY PERIOD ENDED June 30, 2006


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
                             Yes   X                                   No
                                 ---                                       -----


Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer Accelerated filer          Non-accelerated filer  X


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
            Yes                                                     No  X


The number of shares of the registrant's common stock, without par value, outstanding as of July 31, 2006 was 1,336,104.


                             MFB CORP. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX



Part I.  Financial Information                                                                               Page No.

   Item 1.  Financial Statements

       Consolidated Balance Sheets (Unaudited)
       June 30, 2006 and September 30, 2005                                                                        3

       Consolidated Statements of Income (Unaudited)
       Three and Nine Months Ended June 30, 2006 and 2005                                                          4

       Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
       Three and Nine Months Ended June 30, 2006 and 2005                                                          5

       Consolidated Statements of Cash Flows (Unaudited)
       Nine Months Ended June 30, 2006 and 2005                                                                    6

       Notes to (Unaudited) Consolidated Financial Statements June 30, 2006                                        7

   Item 2.  Management's Discussion and Analysis of Financial Condition
                 And Results of Operations

        General                                                                                                   14

          Results of Operations                                                                                   15

          Balance Sheet Composition                                                                               16

          Liquidity and Capital Resources                                                                         17

   Item 3. Quantitative and Qualitative Disclosures About Market Risk                                             18

   Item 4. Controls and Procedures                                                                                20

   Part II.  Other Information

   Items 1-6.                                                                                                     21

   Signatures                                                                                                     23

   Certifications                                                                                                 24

                            MFB CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      June 30, 2006 and September 30, 2005
                     (in thousands except share information)


                                                                                               June 30,          September 30,
                                                                                                 2006                 2005
Assets
Cash and due from financial institutions                                                          $   7,875            $   7,613
Interest-bearing deposits in other financial institutions - short term                               16,477               46,596
                                                                                          -----------------    -----------------
     Total cash and cash equivalents                                                                 24,352               54,209

Securities available for sale                                                                        60,431               63,575
Other investments                                                                                    11,858               12,514

Loans held for sale                                                                                       0                  407

Mortgage loans                                                                                      195,411              191,970
Commercial loans                                                                                    139,646              157,804
Consumer loans                                                                                       44,054               40,921
                                                                                           -----------------    -----------------
                                                                                           -----------------    -----------------

     Loans receivable                                                                               379,111              390,695
     Less: allowance for loan losses                                                                (8,102)              (6,388)

                                                                                           -----------------    -----------------

          Loans receivable, net                                                                     371,009              384,307

Premises and equipment, net                                                                          18,902               20,336
Mortgage servicing rights                                                                             2,404                2,341
Cash surrender value of life insurance                                                                6,165                5,964
Goodwill                                                                                              1,970                2,423
Other intangible assets                                                                               1,808                2,134
Other assets                                                                                          7,399                6,667

                                                                                           -----------------    -----------------

               Total Assets                                                                      $  506,298     $       554,877

                                                                                           =================    =================
Liabilities and Shareholders' Equity
Liabilities
     Deposits

          Noninterest-bearing demand deposits                                                    $   35,264           $   36,876
          Savings, NOW and MMDA deposits                                                            128,664              153,864
          Time deposits                                                                             186,636              183,624

                                                                                           -----------------    -----------------

               Total deposits                                                                       350,564              374,364

     FHLB advances                                                                                  102,111              125,854
     Loans from correspondent banks                                                                   6,500                6,500
     Subordinated debentures                                                                          5,000                5,000
     Accrued expenses and other liabilities                                                           3,542                4,486

                                                                                           -----------------    -----------------

          Total liabilities                                                                         467,717              516,204


Shareholders' equity

     Common stock, no par value: 5,000,000 shares authorized;
          shares issued: 1,689,417 - 06/30/06 and 09/30/05;
          shares outstanding: 1,339,781 - 06/30/06 and 1,355,860 - 09/30/05                          12,376               12,376
     Additional paid-in capital                                                                          44                    -
     Retained earnings - substantially restricted                                                    34,705               34,027
     Accumulated other comprehensive income (loss),
          net of tax of ($500) - 06/30/06 and ($175) - 09/30/05                                       (633)                (310)
     Treasury stock: 349,636 common shares - 06/30/06 and                                           (7,911)              (7,420)
           333,557 common shares - 09/30/05, at cost

                                                                                           -----------------    -----------------

          Total shareholders' equity                                                                 38,581               38,673

                                                                                           -----------------    -----------------

               Total Liabilities and Shareholders' equity                                        $  506,298           $  554,877

                                                                                           =================    =================
                                See accompanying notes to (unaudited) consolidated financial statements

                            MFB CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

               Three and Nine Months Ended June 30, 2006 and 2005

                   (in thousands except per share information)


                                                            Three Months Ended                 Nine Months Ended
                                                                June 30,                             June 30,

                                                           2006              2005              2006               2005
Interest income

    Loans receivable, including fees                           6,143         $  6,314             18,212          $  18,426
    Securities - taxable                                         840              610              2,418              1,937
    Other interest-bearing assets                                201               53                833                145


          Total interest income                                7,184            6,977             21,463             20,508

Interest expense

    Deposits                                                   2,283            1,693              6,567              4,900
    FHLB advances and other borrowings                         1,509            1,532              4,633              4,806


          Total interest expense                               3,792            3,225             11,200              9,706


Net interest income                                            3,392            3,752             10,263             10,802
Provision for (recovery of) loan losses                         (35)              361              1,867                632


Net interest income after provision for                        3,427            3,391        (8,)(3)(96)             10,170

     (recovery of) loan losses
Noninterest income

     Service charges on deposit accounts                         814              831              2,442              2,417
     Trust fee income                                             94              100                321                300
     Insurance commissions                                        38               53                129                153
     Net realized gains from sales of loans                       41              221                212                622
     Mortgage servicing asset recovery (impairment)              (1)            (107)                163               (86)
     Net gain (loss) on securities available for sale              -                -                  -              (948)
     Gain on call of FHLB advance                                238                -                238                  -

                                                       --------------    -------------     --------------     --------------

     Gain on sale of property and casualty insurance             200                -                200                  -
        business

                                                       --------------    -------------     --------------     --------------

     Other income                                                422              178              1,219                644

                                                       --------------    -------------     --------------     --------------
                                                       --------------    -------------     --------------     --------------

          Total noninterest income                             1,846            1,276              4,924              3,102

Noninterest expense

     Salaries and employee benefits                            2,003            1,953              5,875              5,617
     Occupancy and equipment                                     826              645              2,551              2,298
     Professional and consulting fees                            106              153                307                524
     Data processing expense                                     201              164                626                559
     Loss on sale of fixed assets                                216                -                216                  -

                                                       --------------    -------------     --------------     --------------

     Other expense                                               934              970              2,639              2,811

                                                       --------------    -------------     --------------     --------------
                                                       --------------    -------------     --------------     --------------

          Total noninterest expense                            4,286            3,885             12,214             11,809

Income before income taxes                                       987              782              1,106              1,463
Income tax expense (benefit)                                     193              168              (106)                163

                                                       --------------    -------------     --------------     --------------
                                                       --------------    -------------     --------------     --------------

Net income                                                   $   794          $   614           $  1,212           $  1,300

                                                       ==============    =============     ==============     ==============
                                                       ==============    =============     ==============     ==============


Basic earnings per common share                             $   0.59         $   0.45           $   0.90           $   0.97
Diluted earnings per common share                           $   0.57         $   0.44           $   0.87           $   0.94

Cash dividends declared                                $       0.135         $  0.125           $  0.395           $  0.370







         See accompanying notes to (unaudited) consolidated financial statements

                                MFB CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

                             SHAREHOLDERS' EQUITY (UNAUDITED)
                    Three and Nine Months Ended June 30, 2006 and 2005

                                      (in thousands)


                                                                          Three Months EndedNine Months Ended
                                                                                    June 30,               June 30,
                                                                  2006             2005        2006           2005
Balance at beginning of period                                 $ 38,303       $ 37,105      $ 38,673       $ 35,906
      Stock option exercise                                           0              0             0            398
      Treasury stock purchased                                    (128)              0         (491)              0

      Stock based compensation expense                               15              0            44              0
      Cash dividends declared                                     (182)          (169)         (534)          (495)


      Comprehensive income (loss):

           Net income                                               794            614         1,212          1,300
           Net change in net unrealized gains and losses

      on         securities available for sale, net of

              reclassification adjustments and tax effects        (221)             73         (323)            514

                                                             -----------    -----------    ----------     ----------
                                                             -----------    -----------    ----------     ----------

               Total comprehensive income                           573            687           889          1,814

                                                             -----------    -----------    ----------     ----------
                                                             -----------    -----------    ----------     ----------


      Balance at end of period                                 $ 38,581       $ 37,623      $ 38,581       $ 37,623

                                                             ===========    ===========    ==========     ==========



























       See accompanying notes to (unaudited) consolidated financial statement


                             MFB CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                    Nine Months Ended June 30, 2006 and 2005

                                 (in thousands)



                                                                                                    Nine Months Ended
                                                                                                         June 30,
                                                                                                  2006             2005
Cash flows from operating activities
Net income                                                                                       $   1,212          $  1,300
Adjustments to reconcile net income to net cash from operating activities
     Depreciation and amortization, net of accretion                                                 1,206             1,112
     Provision for loan losses                                                                       1,867               632
     Net loss on securities available for sale                                                           -               948
     Net realized gains from sales of loans                                                          (212)             (622)
     Amortization of mortgage servicing rights                                                         222               290
     Accretion of intangible assets and purchase adjustments                                           259             (259)
     Gain on call of FHLB advance                                                                    (238)                 -
     Origination of loans held for sale                                                            (9,281)          (29,679)
     Impairment (recovery) of mortgage servicing rights                                              (163)                86
     Proceeds from sales of loans held for sale                                                      9,779            29,104
     Net (gain) loss on sales of fixed assets                                                          213                 -
     Equity in loss of investment in limited partnership                                               156               242
     Appreciation in cash surrender value of life insurance                                          (202)             (170)
     Stock dividend paid by FHLB                                                                         -             (188)


     Net change in accrued interest receivable                                                          74              (90)
     Net change in other assets                                                                      (438)                99
     Net change in accrued expenses and other liabilities                                            (588)           (1,818)

                                                                                              -------------    --------------

               Net cash from operating activities                                                    3,866               987

Cash flows from investing activities

     Net change in loans receivable                                                                 10,978           (4,282)
     Net cash received in settlement                                                                   453                 -

     Proceeds from principal payments of mortgage-backed and related securities                      8,865             9,587
     Proceeds from maturities and calls of securities available for sale                             8,500             4,945
     Proceeds from maturities of other securities                                                      500                 -
     Proceeds from sales of fixed assets                                                             1,986                 -
     Purchase of securities available for sale                                                    (14,970)                 -

     Purchase of premises and equipment                                                            (1,882)           (1,415)

                                                                                              -------------    --------------

               Net cash from investing activities                                                   14,430             8,835

Cash flows from financing activities

     Net change in deposits                                                                       (23,683)           (7,640)
     Repayment of FHLB and other borrowings                                                       (23,590)          (77,885)
     Proceeds from FHLB and other borrowings                                                           500            74,100
     Proceeds from exercise of stock options                                                             -               392
     Purchase of treasury stock                                                                      (491)                 -
     Net change in advances from borrowers for taxes and insurance                                   (355)           (2,095)
     Cash dividends paid                                                                             (534)             (495)

                                                                                              -------------    --------------
                                                                                              -------------    --------------

               Net cash used in financing activities                                              (48,153)          (13,623)

                                                                                              -------------    --------------
                                                                                              -------------    --------------

     Net change in cash and cash equivalents                                                      (29,857)           (3,801)
     Cash and cash equivalents at beginning of period                                               54,209            28,595

                                                                                              -------------    --------------
Cash and cash equivalents at end of period                                                        $ 24,352         $  24,794
                                                                                              =============    ==============
Supplemental disclosures of cash flow information Cash paid during the period for:

          Interest                                                                                $ 11,782         $   9,794
          Income taxes                                                                                 528               175
Supplemental schedule of noncash investing activities:

      Transfer from:
          Loans receivable to loans held for sale                                                 $      -          $    851
          Loans receivable to other real estate owned                                                    -                25




                                 MFB CORP. AND SUBSIDIARIES
             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2006


NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES


Nature of Operations: MFB Corp. is an Indiana unitary savings and loan holding company organized in 1993, and parent company of its wholly owned federal savings bank subsidiary, MFB Financial (the "Bank"). MFB Corp. and the Bank (collectively referred to as the "Company") conduct business in Indiana from their corporate office in Mishawaka, ten banking centers in St. Joseph and Elkhart Counties and provide private client services to the Indianapolis market through the Bank's office in Hamilton County. The Bank offers a variety of lending, deposit, trust and other financial services to its retail and business customers. The Bank's wholly-owned subsidiary, Mishawaka Financial Services, Inc., offers a variety of life and health insurance products to customers in the Bank's market area. As discussed further in Note 9 to the financial statements, the Bank sold the property and casualty insurance book of business in June 2006. The Bank's wholly-owned subsidiaries, MFB Investments I, Inc., MFB Investments II, Inc. and MFB Investments, LP are Nevada corporations and a Nevada limited partnership that manage the Bank's investment portfolio.

Basis of Presentation: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of the financial statements. In the opinion of management, the consolidated financial statements contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of June 30, 2006 and September 30, 2005, the consolidated statements of income and the condensed consolidated statements of changes in shareholders' equity for the three and nine months ended June 30, 2006 and 2005 and the consolidated statements of cash flows for the nine months ended June 30, 2006 and 2005. All significant intercompany transactions and balances are eliminated in consolidation.


Reclassifications: Items in the prior consolidated financial statements are reclassified to conform with the current presentation.


Stock Based Compensation: Prior to October 1, 2005, the Company accounted for its stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the income statements for periods ending September 30, 2005, or before. Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-based Payment, and has included the stock-based employee compensation expense in its income statement for the three and nine months ended June 30, 2006. Refer to Note 6 for additional disclosures.



NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of the adoption of FIN 48 on the financial statements.

NOTE 3 - EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share shows the dilutive effect of additional potential common shares issuable under stock options.


The computations of basic earnings per common share and diluted earnings per common share for the three and nine month periods ended June 30, 2006 and 2005 are presented below.

                                                                      Three Months Ended           Nine Months Ended
                                                                             June 30,                    June 30,
                                                                        (in thousands except per share information)
                                                                     2006            2005            2006             2005

Basic Earnings Per Common Share
Numerator

         Net income                                                 $    794           $ 614         $  1,212       $    1,300

Denominator
         Weighted average common shares outstanding for basic
         earnings per common share                                     1,342           1,353            1,350            1,343

Basic Earnings Per Common Share                                    $    0.59          $ 0.45       $     0.90      $      0.97


Diluted Earnings Per Common Share
Numerator
         Net income                                                  $   794           $ 614         $  1,212       $    1,300

Denominator
         Weighted average common shares outstanding for basic
         earnings per common share                                     1,342           1,353            1,350            1,343
         Add: Dilutive effects of assumed exercises of  stock
         options                                                          49              31               44               37
         Weighed average common and dilutive potential common
         shares outstanding                                            1,391           1,384            1,394            1,380

Diluted Earnings Per Common Share                                   $   0.57          $ 0.44         $   0.87      $      0.94




Stock options for 24,000 common shares for the three and nine months ended June 30, 2006 were not considered in computing diluted earnings per share because they were antidilutive. Stock options for 26,500 common shares for the three and nine months ended June 30, 2005 were not considered in computing diluted earnings per share because they were antidilutive.

NOTE 4 - SECURITIES

The amortized cost and fair value of securities available for sale are as follows:


                                                                               June 30, 2006
                                                                              (in thousands)

                                                                      Gross            Gross
                                                   Amortized       Unrealized        Unrealized          Fair
                                                     Cost             Gains            Losses            Value
Debt securities

     U.S. Government and federal agencies            $ 14,390            $    -     $      (159)      $     14,231
     Municipal bonds                                      338                 -                -               338
     Mortgage-backed                                   36,504                16          (1,165)            35,355
     Corporate notes                                    7,247                 4            (167)             7,084

                                                  ------------    --------------    -------------    --------------

                                                       58,479                20          (1,491)            57,008
Marketable equity securities                            3,085               338                0             3,423

                                                  ------------    --------------    -------------    --------------

                                                   $   61,564            $  358        $ (1,491)      $     60,431

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


Due to rising interest rates, the values of mortgage-backed securities have declined since September 30, 2005, resulting in an unrealized loss of $1,165,000 at June 30, 2006 compared to an unrealized loss of $352,000 at September 30, 2005. Credit issues are not considered to be a significant factor relative to the current unrealized losses.

Of the $167,000 unrealized losses for debt securities classified as corporate notes at June 30, 2006, $107,000 is attributable to a trust preferred bond issued by a regional banking organization. This unrealized loss is primarily due to the low interest rate environment, and the variable interest rate structure of the bond. Such interest rate adjustments resulted in coupons being set at a level lower than today's market. Management has the ability to hold this bond to maturity, at which time the face value of the bond would be realized.

Included in marketable equity securities are government sponsored agency preferred stocks of $3.1 million at both June 30, 2006 and September 30, 2005. During the year ending September 30, 2005, the Company recorded a non-cash impairment charge of $948,000 ($626,000 net of tax) for the decline in the value of agency preferred stocks determined to be other-than temporary. The value of the agency preferred stocks have improved since September 30, 2005, resulting in an unrealized gain of $338,000 at June 30, 2006.

NOTE 5 - LOANS RECEIVABLE


Loans receivable at June 30, 2006 and September 30, 2005 are summarized as follows:

                                                                                               June 30,          September 30,
                                                                                                 2006                2005

                                                                                           -----------------    ----------------
                                                                                                      (in thousands)
Residential mortgage loans
          Secured by one to four family residences                                            $     171,627          $  167,658
          Construction loans                                                                         21,185              21,757
          Other                                                                                       3,129               3,249
                                                                                           -----------------    ----------------
                                                                                                    195,941             192,664
          Net deferred loan fees                                                                      (498)               (509)
          Undisbursed portion of construction and other mortgage loans                                 (32)               (185)
                                                                                           -----------------    ----------------
               Total residential mortgage loans                                                     195,411             191,970

Commercial loans
          Commercial real estate                                                                 $   85,253          $   96,224
          Commercial                                                                                 54,572              61,847
                                                                                           -----------------    ----------------
                                                                                                    139,825             158,071
          Net deferred loan fees                                                                      (179)               (267)
                                                                                           -----------------    ----------------
               Total commercial loans                                                               139,646             157,804

Consumer loans
          Home equity and second mortgage                                                        $   36,445          $   33,901
          Other                                                                                       7,609               7,010
                                                                                           -----------------    ----------------
                                                                                                     44,054              40,911
          Net deferred loan costs                                                                         -                  10
                                                                                           -----------------    ----------------
               Total consumer loans                                                                  44,054              40,921
                                                                                           -----------------    ----------------

Total loans receivable                                                                          $   379,111          $  390,695
                                                                                           =================    ================



Activity in the allowance for loan losses is summarized as follows for the nine months ended June 30, 2006 and 2005.


                                                                                              June 30,             June 30,
                                                                                                2006                 2005

                                                                                           ----------------    -----------------
                                                                                                      (in thousands)

Balance at beginning of period                                                                  $    6,388       $        6,074
     Provision for loan losses                                                                       1,867                  632
     Charge-offs                                                                                     (156)                (347)
     Recoveries                                                                                          3                   83

                                                                                           ----------------    -----------------

Balance at end of period                                                                        $    8,102        $       6,442


                                                                                         Quarter Ended           Year Ended
                                                                                           June 30,             September 30,
Impaired loans were as follows:                                                              2006                   2005

                                                                                       ------------------     ------------------
                                                                                                    (in thousands)

Period end loans with no allocated allowance for loan losses                           $               -                 $  603
Period end loans with allocated allowances for loan losses                                         7,451                  8,074

                                                                                       ------------------     ------------------

Total impaired loans                                                                       $       7,451              $   8,677

                                                                                       ==================     ==================


Amount of the allowance for loan losses allocated                                          $       4,809              $   2,714

Average of impaired loans                                                                          8,791                  2,505

Interest income recognized during impairment                                                          53                     92

Cash-basis interest income recognized during impairment                                               53                     75


The largest loan relationship included in impaired loans as of June 30, 2006 and September 30, 2005 totaled approximately $3.5 million. At September 30, 2005, $1.4 million of the allowance for loan losses had been allocated to this loan relationship and at June 30, 2006, $3.5 million had been allocated. The allowance for loan losses allocation as of September 30, 2005 was based upon the discounted fair value of the underlying collateral based upon the most recent financial information provided to the Company by the borrower. After updating an analysis of the value of this collateral during the nine months ended June 30, 2006, completing an assessment of the reliability and adequacy of accounting systems and evaluating the recent financial performance of the business, the Bank determined that the allowance for loan losses allocation should be increased to equal the unpaid balance of the loan, $3.5 million, as of June 30, 2006.


Non-performing loans were as follows:

                                                                                           June 30,            September 30,
                                                                                             2006                  2005

                                                                                       ------------------    ------------------
                                                                                                   (in thousands)

Loans past due over 90 days still on accrual status                                      $           825               $   136
Non-accrual loans                                                                                  6,816                 1,284

                                                                                       ------------------    ------------------
                                                                                       ------------------    ------------------

     Total non-performing loans                                                           $        7,641              $  1,420



NOTE 6 - STOCK OPTIONS


Stock Based Compensation: Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-based Payment, and has included the stock-based employee compensation cost in its income statement for the three months and nine months ended June 30, 2006. The Board of Directors of the Company has adopted three stock option plans (the "Option Plans"). The number of options authorized under the Option Plans totals 450,000 shares of common stock. Officers, employees and outside directors of the Company and its subsidiary are eligible to participate in the Option Plans. The option exercise price has always been the fair market value of common stock on the date of the grant - the option exercise price must be no less than 85% of the fair market value of common stock on the date of the grant - and the option term cannot exceed ten years and one day from the date of the grant. As of June 30, 2006, 13,000 options remain available for future grants.




Activity in the Option Plans is summarized as follows for the nine months ending June 30, 2006 and the three years prior ending September 30:

                                                                                     Weighted        Weighted
                                                  Number of                           Average         Average
                                                 Outstanding      Exercise           Exercise       Fair Value
                                                   Options          Price              Price         of Grants

     Balance at September 30, 2002               $   185,950    $10.00 - 26.75      $   17.53
         Granted                                      59,000      21.30                 21.30      $     5.82
         Forfeited                                      (500)     21.30                 21.30
         Exercised                                   (33,000)     10.00 - 21.30         11.46
                                                 -----------
     Balance at September 30, 2003                   211,450      10.00 - 26.75         19.71
         Granted                                      26,500      30.35 - 34.01         31.90            9.96
         Forfeited                                         -       -                     -
         Exercised                                   (41,350)     10.00 - 26.75         13.30
                                                 -----------

     Balance at September 30, 2005                   196,600      15.00 - 34.01         22.69
         Granted                                      68,000      25.50                 25.50            8.20
         Forfeited                                   (12,500)     18.75 - 30.35         23.37
         Exercised                                   (26,800)     15.00 - 21.50           16.48
                                                 ------------

     Balance at September 30, 2005                   225,300      15.25 - 34.01         24.24
                                                 ===========
         Granted                                           -
         Forfeited                                         -
         Exercised                                         -
                                                 -----------

     Balance at June 30, 2006                        225,300      15.25 - 34.01         24.24
                                                 ===========


27


Options exercisable at June 30, 2006 and for the three prior years ending September 30, based on vesting schedules established at the date of grant, are as follows:

                                                                                           Weighted
                                                            Number                          Average
                                                          of Options                    Exercise Price


                  September 30, 2003                          139,994                          $  18.68
                  September 30, 2004                          123,494                             22.04
                  September 30, 2005                          196,509                             23.95
                  June 30, 2006                               218,500                             23.98

At June 30, 2006 options outstanding and options exercisable were as follows:


                                                Outstanding                                   Exercisable

                                              Weighted Average       Weighted                            Weighted
                                                 Remaining            Average                            Average
        Range of                                Contractual          Exercise                            Exercise
     Exercise Prices           Number          Life in years           Price           Number             Price
     ---------------           ------          -------------           -----           ------             -----

$15.25 - $18.75                    14,000           1.35               $  16.04          14,000           $   16.04
$20.55 - $26.75                   187,300           6.01                  23.86         187,300               23.86
$30.35 - $34.01                    24,000           7.66                  31.94          17,200               31.68
                               ----------                                            ----------

Outstanding /

Exercisable                       225,300        5.90 years            $  24.24         218,500           $   23.98
                               ==========                                            ==========


Aggregate
Intrinsic Value            $  1,412,000                                           $ 1,412,000



No stock options were granted during the nine months ending June 30, 2006 or June 30, 2005. The fair value of options granted during the prior three years ending September 30 were estimated using an option pricing model with the following weighted average information as of the grant dates:

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
     Estimated Life                                                  8 yrs               8 yrs             8 yrs



The following table illustrates the effect of net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for the three prior years ending September 30 and for the comparative nine month period ending June 30, 2005.


                                                                                               (in thousands)

                                                              Nine Months Ended                                Years Ended

                                              June, 30            September, 30         September, 30          September, 30
                                              --------            -------------         -------------          -------------
                                                2005                   2005                  2004                  2003

Net income as reported                   $       1,300               $  2,496         $       1,790        $        2,400

Less: Stock-based compensation expense

   determined under fair value based method        104                    627                   223                   198


Pro form                                     $   1,196         $        1,869        $        1,567        $        2,202

                                     ===================    ===================   ===================    ==================
                                     ===================    ===================   ===================    ==================


Basic earnings per share as reported        $      0.97           $       1.85          $       1.36       $          1.87
Pro forma basic earnings per share                 0.89                   1.39                  1.19                  1.71

Diluted earnings per share as reported      $      0.94               $   1.81        $         1.30       $          1.80
Pro forma diluted earnings per share               0.87                   1.36                  1.14                  1.65

For the three and nine months ended June 30, 2006, stock option compensation expense of $15,000 and $44,000 respectively was recognized in connection with the option plans. There was no tax benefit recognized relative to stock options during the nine months ending June 30, 2006 and June 30, 2005. At June 30, 2006, compensation expense related to non vested stock option grants aggregated to $91,000 and is expected to be recognized as follows:


                                                     Stock Option Compensation
                                                        Expense (in thousands)

Remainder of fiscal 2006:                                          $   15
For the fiscal years ending September 30:        2007                   35
                                                 2008                   31
                                                 2009                   10
                                                                   -------
                                                 Total             $   91
                                                                   ======










NOTE 7 - CONTINGENCIES

The Company and the Bank are subject to certain claims and legal actions arising in the ordinary course of business. A creditor of the $3.5 million impaired loan relationship has filed a lawsuit against MFB seeking to recover $987,000 from MFB. In that lawsuit, the claimant alleges that MFB Financial violated a Subordination Agreement, and a related letter agreement between the claimant and MFB pertaining to the obligations of MFB's commercial loan customer. The Company believes it has valid defenses and is vigorously contesting this lawsuit. Based upon information currently available and consultation with legal counsel, the Company believes the ultimate outcome of this lawsuit is difficult to predict; therefore, no contingent liability has been recorded for this lawsuit at June 30, 2006. In the opinion of management, after consultation with legal counsel, the ultimate disposition of all other legal matters is not expected to have a material adverse effect on the consolidated financial position or results of operation of the Company.


NOTE 8 - SALE OF BRANCH BUILDING

In June, 2006, the Bank disposed of a building and real estate which was originally purchased from Sobieski Bancorp in August 2004 as part of the acquisition of certain assets and liabilities. The building served as Sobieski's headquarters and contained space beyond the typical needs of MFB's current financial centers. In order to reduce future operating expenses, the building was sold at a loss of $189,000 and a new, smaller facility is being constructed on an adjacent parcel of vacant land.


NOTE 9 - SALE OF PROPERTY AND CASUALTY INSURANCE BUSINESS

During April, 2006, the Bank's wholly owned insurance subsidiary Mishawaka Financial Services, Inc., sold the rights, title and interest in its property and casualty insurance business for a purchase price and gain of $200,000. Mishawaka Financial Services, Inc., will continue to operate as a wholly owned subsidiary of the Bank and will offer a variety of life and health insurance products to customers in the Bank's market area.



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





RESULTS OF OPERATIONS

COMPARISON OF THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005

The Company's consolidated net income for the three months ended June 30, 2006 was $794,000 or $0.57 diluted earnings per common share, compared to net income of $614,000 or $0.44 diluted earnings per share, for the three months ended June 30, 2005. The Company's consolidated net income for the nine months ended June 30, 2006 was $1,212,000 or $0.87 diluted earnings per share, compared to net income of $1,300,000 or $0.94 diluted earnings per share, for the same period last year. MFB Corp.'s increase in earnings for the third fiscal quarter from the prior comparable period was primarily attributable to an increase in noninterest income and the recovery for loan losses partially offset by a decrease in net interest income and an increase in noninterest expense. The decrease in net income for the nine months ended June 30, 2006, over the same period last year was primarily due to the increase in provision for loan losses offset by the absence of the net losses on securities available for sale.

MFB Corp's net interest income before provision for loan losses for the three month period ended June 30, 2006 was $3.4 million compared to $3.8 million for the same period last year. For the nine-month periods ended June 30, 2006 and 2005, net interest income was $10.3 million and $10.8 million, respectively. The decrease in net interest income was predominantly due to an increase in deposit interest expense, offset in part by an increase in interest income. Interest expense on deposits increased to $2.3 million for the June 2006 quarter compared to $1.7 million for the June 2005 quarter, and increased to $6.6 million from $4.9 million for the comparable nine month periods. Interest income was $7.2 million for the three months ended June 30, 2006 compared to $7.0 million for the three months ended June 30, 2005, and for the nine months ended June 30, 2006 and June 30, 2005 was $21.5 million and $20.5 million respectively.

The provision for (recovery of) loan losses was ($35,000) for the quarter ended June 30, 2006 compared to $361,000 for the same period last year. The recovery during the quarter ended June 30, 2006 was predominantly related to a reduction of commercial watch list loans. The provision for loan losses was $1,867,000 for the nine months ended June 30, 2006 compared to $632,000 for the same period last year. The increase during the nine months ended June 30, 2006 was primarily related to management's first quarter assessment of a commercial loan to a business experiencing difficulties with inventory management, trade accounts receivable collections, financial reporting, and operating cash flow. This loan is primarily secured by inventory and accounts receivable. After updating our analysis of the value of this collateral, completing an assessment of the reliability and adequacy of accounting systems and evaluating the recent financial performance of the business, the Bank determined that an additional charge to earnings in the amount of $2,324,000 ($1,411,000 net of tax) for this loan was necessary during the first quarter ended December 31, 2005. The loan has been placed on non-accrual status and is now fully reserved. No charge-off has been recorded on this commercial loan because the Bank cannot reasonably estimate at this time how much of the loan it will ultimately collect. The percentage of non-performing assets to total loans increased from 1.38% at June 30, 2005 to 2.40% at June 30, 2006.

Noninterest income increased to $1.8 million for the quarter ending June 30, 2006 from $1.3 million for the comparable period in 2005 and increased to $4.9 million from $3.1 million for the same nine-month periods. The increase for the quarter ended June 30, 2006 compared to June 30, 2005 was the result of a gain of $238,000 on the call of an FHLB advance, a gain of $200,000 on the sale of the insurance property and casualty business referenced in Note 9 to the financials, and was offset by a $180,000 reduction in net realized gains from sales of loans. The year to date increase was primarily the result of the first quarter non-cash impairment charge to earnings in December 2004 of $948,000 ($626,000 net of tax) resulting from a decline in value of $2.0 million of Fannie Mae ("FNMA") and $2.0 million of Freddie Mac ("FHLMC") floating rate preferred stock securities MFB holds. Other increases over the prior nine-month period came from office space rental income, which was up $362,000, a $249,000 positive adjustment from a mortgage servicing asset recovery versus impairment charge, and the aforementioned gain on the call of the FHLB advance and gain on the sale of the insurance book of business; net gains on the sales of loans decreased by $410,000.

Noninterest expense increased slightly to $4.3 million for the quarter ended June 30, 2006 from $3.9 million for the quarter ended June 30, 2005. For the nine months ended June 30 noninterest expense increased from $11.8 million last year to $12.2 million for the same period this year. The increase for the quarter and the nine months ended 2006 compared to 2005 was primarily related to a loss on the sale of a branch building discussed in Note 8 to the financials, an increase in occupancy and equipment expenses related to successful leasing of the majority of the main office building by four major tenants, and an increase in salaries and employee benefits.


BALANCE SHEET COMPOSITION

COMPARISON OF JUNE 30, 2006 TO SEPTEMBER 30, 2005

The Company's total assets were $506.3 million as of June 30, 2006 compared to $554.9 million as of September 30, 2005.

Cash and cash equivalents decreased from $54.2 million at September 30, 2005 to $24.4 million at June 30, 2006. Net cash used in financing activities was $48.2 million offset by $14.4 million net cash received from investing activities and $3.9 million from operating activities during the nine month period ended June 30, 2006.

As of June 30, 2006 total securities available for sale were $60.4 million, a decrease of $3.2 million from $63.6 million at September 30, 2005. The securities portfolio activity during the nine-month period included principal payments on mortgage-backed and related securities of $8.9 million, maturities and calls of securities available for sale of $8.5 million, and purchases of $15.0 million.

Loans receivable decreased from $390.7 million at September 30, 2005 to $379.1 million at June 30, 2006. Mortgage loans increased from $192.0 million at September 30, 2005 to $195.4 million at June 30, 2006. Commercial loans outstanding decreased by $18.2 million from $157.8 million at September 30, 2005 to $139.6 million at June 30, 2006. Consumer loans, including home equity and second mortgages, increased by $3.2 million during the nine month period. Diversification of the mix of loans on the balance sheet continues to be a focus to improve profit margins, control margin volatility and to appeal to a broader range of existing and potential customers.

During the third quarter ended June 30, 2006, the Company completed secondary market mortgage loan sales totaling $2.0 million and the net gains realized on these loan sales were $41,200 including $24,300 related to recording mortgage servicing rights. During the quarter ended September 30, 2005, the Company completed secondary market mortgage loan sales totaling $9.6 million and the net gains realized on these loan sales were $212,000 including $118,000 related to recording mortgage servicing rights. The loans sold this year were primarily fixed rate mortgage loans with maturities of fifteen years or longer. The sale of loan production serves as a source of additional liquidity and management anticipates that the Company will continue to deliver fixed rate loans to the secondary market to meet consumer demand, manage interest rate risk, and diversify the asset mix of the Company.

The allowance for loan losses at June 30, 2006 was $8.1 million or 2.14% of loans compared to $6.4 million or 1.63% of loans at September 30, 2005. For the third quarter ended June 30, 2006, net charge-offs were $51,000 compared to $119,000 net charge-offs for the quarter ended June 30, 2005. Year to date net charge-offs were $153,000 for the nine months ended June 30, 2006 and $263,000 for the nine months ended June 30, 2005. In management's opinion, the allowance for loan losses is adequate to cover probable incurred losses at June 30, 2006.

Total liabilities decreased $48.5 million during the nine-month period, from $516.2 million at September 30, 2005 to $467.7 million at June 30, 2006. The decrease was predominantly due to a measured reduction in above-average cost deposit products and the repayment of Federal Home Loan Bank (FHLB) Advances. Total deposits declined by $23.8 million since September 30, 2005, from $374.4 million to $350.6 million; savings, NOW and MMDA deposits decreased $25.2 million, while certificates increased by $3.0 million. Advances from the FHLB decreased $23.8 million, from $125.9 million at September to $102.1 million at June 30. As of June 30, 2006, the advances had a weighted average interest rate of 5.47% and mature over the next six years. A total of $9 million of the advances with a weighted average interest rate of 6.37% mature over the next twelve months.

Total shareholders' equity declined by $92,000 to $38.6 million from September 30, 2005 to June 30, 2006 due to dividend payouts of $534,000, purchases of treasury stock of $491,000 and net unrealized losses on investments of $323,000; these were offset in part by net earnings of $1.2 million. MFB Corp's equity to assets ratio was 7.62% at June 30, 2006 compared to 6.97% at September 30, 2005. The book value of MFB Corp. stock also increased, from $28.52 at September 30, 2005 to $28.80 at June 30, 2006.





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


Liquid assets were $85.8 million as of June 30, 2006 compared to $119.3 million as of September 30, 2005. The decrease was due to the use of cash to fund a reduction in deposits of $23.7 million and to pay off $23.6 million of FHLB advances. Management believes the liquidity level as of June 30, 2006 is sufficient to meet anticipated cash needs.

Short-term borrowings or long-term debt, such as Federal Home Loan Bank advances, are used to supplement other sources of funds such as deposits and to assist in asset/liability management. As of June 30, 2006, total FHLB borrowings amounted to $102.1 million and were originally used primarily to fund loan portfolio growth. The Bank had commitments to fund loan originations with borrowers totaling $78.4 million at June 30, 2006, including $69.3 million in available consumer and commercial lines and letters of credit. Certificates of deposit scheduled to mature in one year or less totaled $122.5 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient cash flow and other cash resources to meet current and anticipated loan funding commitments, deposit customer withdrawal requirements and operating expenses.


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
























The Bank's actual capital and required capital amounts and ratios at June 30, 2006 and September 30, 2005 are presented below:

                                                                                                      Requirement to be
                                                                                                    Well Capitalized Under
                                                                  Requirement for Capital             Prompt Corrective
                                          Actual                     Adequacy Purposes                Actual Provisions
                                   Amount           Ratio           Amount          Ratio          Amount            Ratio

As of June 30, 2006
     Total capital
      (to risk weighted              $ 41,573     12.35%              $ 26,937        8.00%         $ 33,671            10.00%
assets)

     Tier 1 (core) capital

      (to risk weighted                39,332       11.49               13,468       4.00             20,202             6.00
assets)

     Tier 1 (core) capital

     (to adjusted total assets         39,332        7.86               20,011       4.00             25,014             5.00


As of September 30, 2005
     Total capital
      (to risk weighted assets       $ 40,588       11.11%            $ 29,222        8.00%         $ 36,528            10.00%

     Tier 1 (core) capital
      (to risk weighted assets         38,015       10.23               14,611       4.00             21,917            6.00

     Tier 1 (core) capital
     (to adjusted total assets         38,015        6.93               22,180       4.00             27,422            5.00


As of June 30, 2006, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.


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


As part of its efforts to monitor and manage interest rate risk, the Company uses the Net Portfolio Value ("NPV") methodology adopted by the Office of Thrift Supervision (OTS) as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance-sheet contracts. Management and the Board of Directors review the OTS measurements on a quarterly basis to determine whether the Company's interest rate exposure is within the limits established by the Board of Directors in the Company's interest rate risk policy. In Management's opinion, there have been no significant shifts in position since March 31, 2006.

The Company's asset/liability management strategy dictates acceptable limits on the amounts of change in NPV given certain changes in interest rates. The table presented here, as of March 31, 2006, is an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 200 basis points (due to the low interest rate environment at March 31, 2006, data was not available from the OTS for the shift downward in rates 300 basis points).

As illustrated in the March 31, 2006 table below, the Company's interest rate risk is sensitive to rising rates and only slightly sensitive to declining rates. The significant decline in NPV with a rate increase is due to the relative volume of mortgage assets with fixed rate characteristics over the volume of liabilities with fixed rate characteristics.


                                                     March 31, 2006

  Change in
 Interest Rates                                                                                   NPV as % of Portfolio
   In Basis                                                  Net Portfolio Value                     Value of Assets
                                                  ----------------------------------------     ----------------------------
    Points                                                                                             NPV
(Rate Shock) (1)             $ Amount           $ Change          % Change             Ratio        Change (1)
----------- ---              --------           --------          --------             -----        ---------
                             (Dollars in Thousands)
          +300               $   41,397        $ (18,406)         (31)%              8.08%          (304) bp
          +200                   47,809          (11,993)         (20)               9.17           (195) bp
          +100                   53,874           (5,928)         (10)              10.17            (95) bp
             0                   59,802                -            -               11.12                    -
          (100)                  60,867            1,065            2               11.19              7  bp
          (200)                  59,682             (120)           -               10.90            (22) bp


 (1) Expressed in basis points


Specifically, the March 31, 2006 table indicates that the Company's NPV was $59.8 million or 11.12% of the market value of portfolio assets. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $12.0 million or 20% decrease in the Company's NPV and would result in a 195 basis point decrease in the Company's NPV ratio to 9.17%. Also, an immediate 200 basis point decrease in market interest rates would result in a $120,000 decrease in the Company's NPV, and a 22 basis point decrease in the Company's NPV ratio to 10.90%.


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


The Board of Directors and management of the Company believe that certain factors afford the Company the ability to operate successfully despite its exposure to interest rate risk. The Company manages its interest rate risk by originating and selling the majority of its fixed rate one-to-four family real estate loans. While the Company generally originates adjustable rate mortgage loans for its own portfolio, fixed rate first mortgage loans may be retained in the portfolio from time to time. Loans classified as held for sale were $407,000 at September 30, 2005 and there were no loans classified as held for sale at June 30, 2006. The Company retains the servicing on the majority of loans sold in the secondary market and, at June 30, 2006, $204.1 million in such loans were being serviced for others.


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

                           PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.


The Company and the Bank are subject to certain claims and legal actions arising in the ordinary course of business. A creditor of the $3.5 million impaired loan relationship has filed a lawsuit against MFB seeking to recover $987,000 from MFB. In that lawsuit, the claimant alleges that MFB Financial violated a Subordination Agreement, and a related letter agreement between the claimant and MFB pertaining to the obligations of MFB's commercial loan customer. The Company believes it has valid defenses and is vigorously contesting this lawsuit. Based upon information currently available and consultation with legal counsel, the Company believes the ultimate outcome of this lawsuit is difficult to predict; therefore, no contingent liability has been recorded for this lawsuit at June 30, 2006. In the opinion of management, after consultation with legal counsel, the ultimate disposition of all other legal matters is not expected to have a material adverse effect on the consolidated financial position or results of operation of the Company.


Item 1A. Risk Factors

           Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.


The following table provides information about purchases by the company pursuant to a previously announced buyback program with respect to its Common Stock during the three months ended June 30, 2006:




                                      Total                              Total Number of              Approximate Number
                                      Number                             Shares Purchased              of Shares that May
                                    of Shares        Average           as part of Publicly             Yet be Purchased
            Period                  Purchased       Price Paid        Announced Program (1)           Under the Program
            ------                  ---------       ----------        ---------------------           -----------------
April 1, 2006 through April                    0               0                              0                        55,200
30, 2006
May 1, 2006 through                        4,279          $29.98                          4,279                        50,921
May 31, 2006
June 1, 2006 through June 30,                  0               0                              0                        50,921
2006

Total                                     16,079                                         16,079                        50,921


(1) On February 2, 2006, MFB announced in a press release that the board of directors had authorized a stock repurchase program to purchase up to 5%, or approximately 67,000 shares of outstanding stock.



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



                                    MFB CORP.




Date: 08/03/06               By  /s/ Charles J Viater
                                  Charles J. Viater
                                  President and Chief Executive Officer



Date: 08/03/06               By  /s/ Terry L Clark
                                  Terry L. Clark
                                  Vice President and Controller

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




     Date: 08/03/06                                    /s/ Charles J Viater
                                                          Charles J. Viater
                                                      Chief Executive Officer

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



     Date: 08/03/06                            /s/ Terry L Clark
                                               Terry L. Clark
                                               Controller







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


         Signed this 3rd day of August, 2006.




/s/ Terry L Clark                               /s/ Charles J Viater
Terry L. Clark                                 Charles J. Viater
Controller                                     Chief Executive Officer
(Title)                                                       (Title)


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