Form 10-K
period 2006-09-30
MFB CORP
filed 2006-12-22
CIK 916396

Microsoft Word 10.0.6612;





                                        1
                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2006
                                       or
[  ]Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from __________ to__________

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

         Title of Each Class Name of each exchange on which registered Common Stock, without par value NASDAQ Stock Market LLC Common Share Purchase Rights NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes
                                           No _X_

Indicate by check mark if the Registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Act.  Yes         No_X_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated file" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer __ Accelerated filer __ Non-accelerated filer X

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes        No _X_

The aggregate market value of the issuer's voting stock held by non-affiliates, as of March 31, 2006, was $34,233,862.

The number of shares of the registrant's common stock, without par value, outstanding as of December 20, 2006, was 1,316,771 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 2006 are incorporated by reference into Part II. Portions of the Proxy Statement for the 2006 Annual Meeting of the Shareholders are incorporated into Part I and Part III.

                                    MFB CORP.
                                    Form 10-K
                                      INDEX


PART I
Item 1.             Business                                                   3
Item 1A.            Risk Factors                                              41
Item 1B.            Unresolved Staff Comments                                 42
Item 2.             Properties                                                42
Item 3.             Legal Proceedings                                         44
Item 4.             Submission of Matters to a Vote of Security Holders       44
Item 4.5            Executive Officers of Registrant                          45

PART II

Item 5.             Market for Registrant's Common Equity, Related Stockholder
                           Matters and Issuer Purchases of Equity Securities  46
Item 6.             Selected Financial Data                                   47
Item 7.             Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                47
Item 7A.            Quantitative and Qualitative Disclosures
                           About Market Risk                                  47
Item 8.             Financial Statements and Supplementary Data               47
Item 9.             Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure                48
Item 9A.            Controls and Procedures                                   48
Item 9B.            Other Information                                         48

PART III

Item 10.            Directors and Executive Officers of the Registrant        48
Item 11.            Executive Compensation                                    49
Item 12.            Security Ownership of Certain Beneficial Owners
                           and Management and Related Stockholder Matters     49
Item 13.            Certain Relationships and Related Transactions            49
Item 14.            Principal Accountant Fees and Services                    49

PART IV

Item 15.            Exhibits and Financial Statement Schedules                50
Signatures                                                                    51
Exhibit List                                                                  52


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

The company's operations are managed and financial performance is evaluated on a company-wide basis and, accordingly, considered a single operation segment.

Lending Activities

General. The Company's principal source of revenue is interest income from residential mortgage loans, construction loans, commercial loans and consumer loans. MFB Financial has concentrated its mortgage lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one-to-four family residential real property. At September 30, 2006, $199.7 million, or 52.6% of the Company's total loan portfolio, consisted of mortgage loans and residential construction loans on one-to-four family residential real property, and multi-family loans which are generally secured by first mortgages on the property. A large majority of the residential real estate loans originated by MFB Financial are secured by properties located in St. Joseph and Elkhart Counties. In an effort to diversify the asset mix of the Bank and enhance growth, commercial loans have been generated over the past ten years. Commercial loans include term loans, construction loans for commercial buildings, working capital lines of credit and letters of credit. At September 30, 2006, commercial loans totaled $134.6 million, or 35.4% of the Company's loan portfolio. Consumer loans include loans secured by deposits, home equity and second mortgage loans, new and used car loans, boat and recreational vehicle loans and personal loans. At September 30, 2006, $45.6 million, or 12.0% of the loan portfolio consisted of consumer loans.

Residential Mortgage Loans. Residential mortgage loans consist of one-to-four family loans. MFB Financial offers fixed-rate loans with a maximum term of forty years for the purpose of purchasing or refinancing residential properties and building sites. It is the Company's intent to document and underwrite these loans to standards established by the secondary market to assure that they meet the investor quality guidelines.

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

All residential mortgage loans must be approved by named individuals appearing on the board approved "Individual Lending Limits" approval matrix, and or the loan committee. Approval will be bound by the limits appearing in this matrix and monitored by management for appropriate authority. Approval for loans outside these limits will be referred to the Bank's Loan Committee. The voting members of the loan committee will consist of members of the Board of Directors and the Chief Operating Officer, as Chairman. This committee will approve all loans above the individual officer lending limits.

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

Origination and Sale of Loans. Fixed-rate mortgages secured by single family owner occupied dwellings are documented and underwritten to conform to the standards for sale in the secondary market. This provides management with the opportunity to deliver loans with the intent of increasing its servicing portfolio and corresponding fee income and creates liquidity in order to fund the acquisition of other assets for the Bank. As loans are originated with the intent of sale in the secondary market, the Bank can choose to manage and mitigate interest rate risk by committing forward sales utilizing a Best Efforts program in which no penalties are incurred for non-delivery of a loan, or utilize FHLMC mandatory delivery programs. Adjustable rate mortgages continue to be originated by the Bank utilizing standard industry notes and mortgages. They also can be sold should the Bank desire additional liquidity or held in portfolio and provide yields that should better reflect changing market conditions. MFB Financial confines its loan origination activities primarily in St. Joseph and Elkhart Counties and the surrounding area. MFB's loan originations are generated from referrals from builders, developers, real estate brokers, existing customers, and limited newspaper and periodical advertising. All loan applications are underwritten at MFB Financial's corporate office.
A savings institution generally may not make any loans to one borrower or its related entities if the total of all such loans exceeds 15% of its capital (plus up to an additional 10% of capital in the case of loans fully collateralized by readily marketable collateral); provided, however, that loans up to $500,000, regardless of the percentage limitations, may be made and certain housing development loans of up to $30 million or 30% of capital, whichever is less, are permitted. MFB Financial's portfolio of loans currently contains no combinations of loans to any one borrower that exceed the 15% of capital limitation.

MFB Financial's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. Fixed rate mortgage loans are generally underwritten to FHLMC and FNMA standards.

MFB Financial generally requires appraisals on all property securing its loans and requires title insurance and a valid lien on its mortgaged real estate. Appraisals for residential real property are generally performed by an in-house appraiser who is state-certified residential appraiser. From time to time, MFB Financial also uses the services of other certified residential appraisers who are not in-house. MFB Financial requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan. It also requires flood insurance to protect the property securing its interest if the property is in a flood plain. Tax and insurance payments are typically required to be escrowed by MFB Financial on new loans.

Origination and Other Fees. MFB Financial realizes loan fee income from late charges, origination fees, and miscellaneous fees. MFB Financial charges application fees for most loan applications. If the loan is denied, MFB Financial retains a portion of the application fee. Due to competitive issues, MFB Financial has originated most of its mortgages without charging points. However, borrowers from time to time wish to pay points and management negotiates rates on an individual basis. Late charges are generally assessed if payment is not received within a specified number of days after it is due. The grace period depends on the individual loan documents.

Nonperforming and Classified Assets

Nonperforming assets. Nonperforming assets were $8.3 million and $3.1 million at September 30, 2006 and 2005, respectively. Nonperforming assets include nonperforming loans (loans delinquent 90 days or more and non-accrual loans), other real estate owned, repossessions and nonperforming investment securities. Total nonperforming loans for MFB Financial were $7.0 million and $1.4 million at September 30, 2006 and 2005, respectively. Nonperforming loans increased from last year in part due to the inclusion of two commercial loans with a deterioration of credit quality which are discussed further in the Allowance for Loan Losses section. Impaired loans consist of non-accrual loans and other loans where principal and interest is not expected to be collected in accordance with the original loan terms. Impaired loans were $6.9 million and $8.7 million at September 30, 2006 and 2005, respectively. The decrease in impaired loans from last year was due primarily to the improved financial condition of a commercial loan customer and loan repayments. Other real estate owned, repossessions and foreclosures were $1.3 million and $1.7 million at September 30, 2006 and 2005, respectively.


The largest loan relationship included in impaired loans as of September 30, 2006 totaled approximately $3.1 million for which $3.1 million of the allowance for loan losses has been allocated. As of September 30, 2006, the customer was in compliance with a forbearance agreement dated September 8, 2006, and has made payments of $624,000. The agreement provides for full payment of the outstanding debt by December 31, 2006. However, the Bank maintained the $3.1 million allowance for the loan losses allocation based upon the history of unreliable and inconsistent financial reporting and cash flows of the customer's business. The actual loss on this loan relationship may vary significantly from the current estimate contingent upon the borrower remaining in compliance with the terms of the forbearance agreement. At September 30, 2005, this relationship totaled approximately $3.8 million, and $1.4 million of the allowance was allocated to it. This loan was still performing at September 30, 2005; however it is reported as non-performing at September 30, 2006 and is the primary cause of the increase in non-performing loans. As of November 30, 2006 the customer was in compliance with the forbearance agreement and made payments of $854,000 subsequent to September 30, 2006. At November 30, 2006 this relationship totaled approximately $2.3 million with an allocation of allowance of loan losses of $2.3 million. We expect that the reduction in the allowance for loan losses allocation on this credit will result in the Company recording a recovery of provision for loan losses in the quarter ending December 31, 2006.


Classified assets. Federal regulations and MFB Financial's Classification of Assets policy provide for the classification of loans and other assets such as debt and equity securities considered by the Office of Thrift Supervision ("OTS") to be of lesser quality as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the Bank will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention" by management. At September 30, 2006, the Bank had classified $5.2 million of its assets as "special mention," $4.3 million as "substandard," $2.6 million as "doubtful" and $-0- as "loss" for regulatory purposes.

An insured institution is required to establish a specific allowance for loan losses in an amount deemed prudent by management for loans classified substandard, doubtful or impaired, as well as for other problem loans. General allowances represent loss allowances on pools or types of loans, which have been established to recognize the inherent risk associated with lending activities. Unlike specific allowances, general allowances have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss", it is required by the OTS to either to establish a specific allowance for the identified loss or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. MFB Financial regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations.

The Company has also adopted an internal risk classification system, and all commercial loans are assigned a risk grade based on factors such as capacity to repay, capital, collateral, character of the borrower, and economic conditions. The risk grading process assists in identifying classified assets for regulatory purposes, as well as determining the general and specific loss allowances for classified commercial loans.
The Company maintains an internal loan review function reporting directly to the President and Chief Executive Officer. Loan review focuses on the commercial loan portfolio. The primary objectives are to evaluate the credit risk of individual loan relationships, as well as the aggregate credit risk associated with the entire commercial loan portfolio, to help ensure that underwriting standards are followed and provide a foundation for assessing the adequacy of the allowance for loan losses. The Company has established a goal of reviewing 60% of all commercial loans annually, based on dollar amounts outstanding. During the twelve months ending September 30, 2006, 61% of the commercial loans were reviewed at least once. The Company reviews all "special mention," "substandard," "doubtful" and "loss" assets at least quarterly.

All mortgage and consumer loans are reviewed by the Company on a regular basis and generally are placed on a non-accrual status when the loans become contractually past due ninety days or more. In cases where there is sufficient equity in the property and/or the borrowers are willing and able to ultimately pay all accrued amounts in full, the loan may be allowed to remain on accrual status. At the end of each month, delinquency notices are sent to all borrowers from whom payments have not been received. Contact by phone or in person is made, if feasible, to all such borrowers.

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

Allowance for Loan Losses

The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision is determined in conjunction with management's review and evaluation of current economic conditions, changes in the character and size of the loan portfolio, delinquencies (current status as well as past trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. Total commercial loans at September 30, 2006 were $134.4 million compared to $158.8 million at September 30, 2005. Concurrently, the Bank continued to improve its loan review and risk assessment procedures however; management's increased attention to and the Company's subsequent decrease in nonperforming loans was offset by an increase in Commercial Impaired Loans. During the year ended September 30, 2006 management noted several commercial loans with improved credit performance which was offset by two commercial loans with a deterioration of credit quality. Based on the factors above, the provision for loan losses was increased from $723,000 during the year ended September 30, 2005 to $1.0 million for the year ending September 30, 2006. The balance of the allowance for loan losses at September 30, 2005 was $6.4 million or 1.63% of loans, compared to $7.2 million or 1.91% of loans at September 30, 2006. In management's opinion, MFB Financial's allowance for loan losses is adequate to absorb probable incurred losses existing at September 30, 2006.



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

The Company's investment portfolio consists of U.S. government agency securities, municipal bonds, mortgage-backed securities, corporate debt securities, equity securities, Federal Home Loan Bank ("FHLB") stock, low income housing projects and Certificates of deposits in other financial institutions. Investments decreased from $76.1 million at September 30, 2005 to $69.3 million at September 30, 2006 primarily due to continued principal pay downs of the Company's mortgage-backed securities related to the mortgage refinancing volume during the period.

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

Of the total gross unrealized losses of $867,000 in securities available for sale at September 30, 2006, $430,000 relates to the reduced value of various mortgage-backed securities of government sponsored agencies. This decline in value is primarily attributable to the current level of interest rates.

Related to the $131,000 of net unrealized losses for debt securities classified as corporate notes, $96,000 of unrealized losses is attributable to a trust preferred bond issued by a regional banking organization. This unrealized loss is primarily attributable to the low interest rate environment, and the variable interest rate structure of the bond. Such interest rate adjustments resulted in coupons being set at a level lower than the current market. As interest rates rise and the bonds coupon rate increases, management anticipates recovery of the unrealized losses. Management has the ability to hold this bond to maturity, at which time the face value of the bond would be realized. Credit issues are not considered to be a significant factor relative to the current unrealized losses.

During the fiscal year ended September 30, 2002, the Company recorded an $895,000 write down on a $1.0 million WorldCom, Inc. corporate debt security. That security was sold in October 2002 for $160,000. On November, 27, 2006, the Company received notification and payment of $16,000 representing an initial distribution of funds recovered by the U.S. Securities and Exchange Commission in its action against WorldCom, Inc. On December 19, 2006, the Company received notification and payment of $360,000 representing an initial distribution of funds recovered in the federal securities class action law suit brought on behalf of purchasers of WorldCom, Inc. securities. These amounts will be recorded as a recovery of loss on securities during the quarter ended December 31, 2006. The Company may receive an additional distribution depending upon the resolution of disputed claims, appeals from court determinations and additional administrative expenses, interest and taxes incurred by the settlement funds.

Liquidity. Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Liquid assets include cash, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances and securities available for sale. Subject to various restrictions, FHLB-member savings institutions may also invest in certain corporate debt securities, commercial paper, mutual funds, mortgage-related securities, and first lien residential mortgage loans. Savings associations remain subject to the OTS regulation that requires them to maintain sufficient liquidity to ensure their safe and sound operation. Liquid assets were $75.7 million as of September 30, 2006 compared to the $119.3 million at September 30, 2005, and management believes the liquidity level as of September 30, 2006 is sufficient to meet anticipated liquidity needs.

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

Deposits. Deposits are attracted principally from within St. Joseph and Elkhart counties in Indiana through the offering of a broad selection of deposit instruments including NOW, business checking and other transaction accounts, certificates of deposit, individual retirement accounts, and savings accounts. MFB Financial does not actively solicit or advertise for deposits outside of these counties with the exception of the new office in Hamilton County, Indiana. Substantially all of MFB Financial's depositors are residents of these counties. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. MFB Financial does not pay a fee for any deposits it receives. At September 30, 2006, noninterest bearing demand deposits totaled $30.0 million, Savings, NOW, MMDA deposits were $129.2 million and time deposits were $187.0 million.

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

MFB Financial's borrowings consist mainly of advances from the FHLB of Indianapolis secured by a blanket collateral agreement and based on percentage of unencumbered loans and investment securities held by the bank. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. There are regulatory restrictions on advances from the Federal Home Loan Banks, See "Regulation--Federal Home Loan Bank System" and "--Qualified Thrift Lender." At September 30, 2006, MFB Financial had $97.1 million in Federal Home Loan Bank borrowings outstanding at an average rate of 5.52% compared to $125.9 million at September 30, 2005 at an average rate of 5.35%. The Company's additional borrowing capacity with FHLB was $51.6 million at September 30, 2006. In September 2006, the Company had outstanding borrowings of $4.5 million at a rate of 6.92% from one of its correspondent banks.

MFBC Statutory Trust I, a trust formed by the Company, issued $5.0 million of trust preferred securities on July 29, 2005 as part of a private placement of such securities. The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering; the debentures and related debt issuance costs represent the sole assets of the trust. The securities will mature in 30 years, will require quarterly distributions and will bear a fixed rate of interest of 6.22% per annum for the first five years, resetting quarterly thereafter at the prevailing three-month LIBOR rate plus 1.7% per annum. Interest on the securities is payable quarterly in arrears each September 15, December 15, March 15, and June 15 commencing September 15, 2005. The Company may redeem the trust preferred securities, in whole or in part, without penalty, on or after September 15, 2010, or earlier upon the occurrence of certain events with the payment of a premium upon redemption, and the securities mature on September 15, 2035.

Bank Subsidiaries

The Bank's insurance agency subsidiary, Mishawaka Financial Services, Inc. ("MFB Insurance"), was organized in 1975 and currently is engaged in the sale of credit life and health and life insurance, as agent to the Bank's customers and the general public. During the fiscal year 2006, Mishawaka Financial sold the property and casualty segment of its business for a gain of $200,000. During the fiscal year ending September 30, 2002, the Company established three new wholly-owned subsidiaries of the Bank to manage a portion of its investment portfolio. MFB Investments I, Inc. and MFB Investments II, Inc. are Nevada corporations which jointly own MFB Investments, LP, a Nevada limited partnership which holds and manages investment securities previously owned by the Bank. A total of $59.1 million in investment securities are, as of September 30, 2006, managed by MFB Investments, LP. All intercompany balances and transactions between all of the subsidiaries have been eliminated in the consolidation.

Employees

As of September 30, 2006, MFB Financial employed 140 persons on a full-time basis and 26 persons on a part-time basis. None of MFB Financial's employees are represented by a collective bargaining group. Management considers its employee relations to be excellent.

(1) Average outstanding balances reflect unrealized gain (loss) on securities available for sale. (2) Total loans less deferred net loan fees and loans in process.

                                       13
I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     A. The following are the average balance sheets for the years ending September 30:


                                                                        2006            2005             2004
                                                                      Average          Average          Average
                                                                    Outstanding      Outstanding       Outstanding
                                                                      Balance          Balance           Balance
                                                                      -------          -------           -------
Assets:                                                                            (In thousands)
Interest-earning assets:
     Interest-bearing deposits                                     $      26,337    $     22,157    $     21,210
     Mortgage-backed securities (1)                                       37,554          39,021          18,741
     Other securities available for sale (1)                              28,436          22,429          24,235
     FHLB stock                                                            8,809           8,952           6,932
     Loans held for sale                                                     802           1,105           1,287
     Loans receivable (2)                                                379,568         399,469         343,545
                                                                   -------------    ------------    ------------
         Total interest-earning assets                                   481,506         493,133         415,950
Non-interest earning assets, net
  of allowance for loan losses                                            38,734          39,057          29,116
                                                                   -------------    ------------    ------------

              Total assets                                         $     520,240    $    532,190    $    445,066
                                                                   =============    ============    ============

Liabilities and shareholders' equity:
Interest-bearing liabilities:
     Savings accounts                                              $      58,887    $     47,071    $     35,309
     NOW and money market accounts                                        77,428          89,443          79,500
     Certificates of deposit                                             186,109         185,268         156,961
     Subordinated notes - trust                                            5,000             875               -
      Other Borrowings                                                     6,330           6,500           1,078
     FHLB advances                                                       108,815         131,101         104,801
                                                                   -------------    ------------    ------------
         Total interest-bearing liabilities                              442,569         460,258         377,649
Other liabilities                                                         39,634          35,345          31,974
                                                                   -------------    ------------    ------------
     Total liabilities                                                   482,203         495,603         409,623

Shareholders' equity
         Common stock                                                     11,731          12,413          12,393
         Retained earnings                                                34,629          32,222          32,120
         Net unrealized gain(loss) on securities
              available for sale                                            (506)           (418)           (812)
         Treasury stock                                                   (7,817)         (7,630)         (8,258)
                                                                   --------------   -------------   ------------
         Total shareholders' equity                                       38,037          36,587          35,443
                                                                   -------------    ------------    ------------

         Total liabilities and shareholders' equity                $     520,240    $    532,190    $    445,066
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

                                                                      --------Year Ended September 30, 2006-------
                                                                              -----------------------------
                                                                         Average                          Average
                                                                         Balance         Interest       Yield/Cost
                                                                                  (Dollars in thousands)

INTEREST-EARNING ASSETS
     Interest-bearing deposits                                        $     26,337    $        871         3.31%
       Mortgage-backed securities (1)                                       38,340           1,640         4.28
     Other securities available for sale (1)                                28,513           1,200         4.21
     FHLB stock                                                              8,809             422         4.79
     Loans held for sale                                                       802              52         6.43
     Loans receivable (2)                                                  379,568          24,422         6.43
                                                                      ------------    ------------
         Total interest-earning assets                                $    482,369          28,607         5.93
                                                                      ============    ============

INTEREST-BEARING LIABILITIES
     Savings accounts                                                 $     58,887           1,053         1.79%
     NOW and money market accounts                                          77,428           1,275         1.65
     Certificates of deposit                                               186,109           6,693         3.60
     Subordinated notes - trust                                              5,000             311         6.22
      Other Borrowings                                                       6,330             399         6.31
     FHLB advances                                                         108,815           5,414         4.98
                                                                      ------------    ------------
         Total interest-bearing liabilities                           $    442,569          15,145         3.42
                                                                      ============    ============

Net interest-earning assets                                           $     39,800
                                                                      ============

Net interest income                                                                   $     13,462
                                                                                      ============

Interest rate spread (3)                                                                                   2.51%
                                                                                                           =====

Net yield on average interest-earning assets (4)                                                           2.79%
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



                                                                      --------Year Ended September 30, 2005-------
                                                                              -----------------------------
                                                                         Average                          Average
                                                                         Balance         Interest       Yield/Cost
                             (Dollars in thousands)

INTEREST-EARNING ASSETS
     Interest-bearing deposits                                        $     22,157    $        403         1.82%
       Mortgage-backed securities (1)                                       39,152           1,523         3.89
     Other securities available for sale (1)                                22,429             732         3.26
     FHLB stock                                                              8,952             385         4.30
     Loans held for sale                                                     1,105              69         6.22
     Loans receivable (2)                                                  399,469          24,835         6.22
                                                                      ------------    ------------
         Total interest-earning assets                                $    493,264          27,947         5.67
                                                                      ============    ============

INTEREST-BEARING LIABILITIES
     Savings accounts                                                 $     47,071             421         0.89%
     NOW and money market accounts                                          89,443             902         1.01
     Certificates of deposit                                               185,268           5,308         2.87
     Subordinated notes - trust                                                875              53         6.02
      Other Borrowings                                                       6,500             285         4.38
     FHLB advances                                                         131,101           6,308         4.81
                                                                      ------------    ------------
         Total interest-bearing liabilities                           $    460,258          13,277         2.88
                                                                      ============    ============

Net interest-earning assets                                           $     33,006
                                                                      ============

Net interest income                                                                   $     14,670
                                                                                      ============

Interest rate spread (3)                                                                                   2.79%
                                                                                                           =====

Net yield on average interest-earning assets (4)                                                           2.97%
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


                                                                               Increase (Decrease) in
                                                                                Net Interest Income
                                                                               Total Net Due to Due to
                                                                    Change              Rate             Volume
                                 (In thousands)
Year ended September 30, 2006 compared
  to year ended September 30, 2005
      Interest-earning assets
         Interest-bearing deposits                               $       468       $       330       $        138
         Mortgage-backed securities                                      468               212                256
         Other securities available for sale                             117               152                (35)
         FHLB stock                                                       37                44                 (7)
         Loans held for sale                                             (17)                2                (19)
         Loans receivable                                               (413)              867             (1,280)
                                                                 ------------      -----------       -------------
             Total                                                       660             1,607               (947)

      Interest-bearing liabilities
         Savings accounts                                                632               421                211
         NOW and money market accounts                                   373               571               (198)
         Certificates of deposit                                       1,385             1,355                 30
         Subordinated notes - trust                                      258                 2                256
             Other Borrowings                                           (894)              215             (1,109)
         FHLB advances                                                   114               125                (11)
                                                                 -----------       -----------       -------------
             Total                                                     1,868             2,689               (821)
                                                                 -----------       -----------       -------------

Change in net interest income                                    $    (1,208)      $    (1,082)      $       (126)
                                                                 ============      ============      =============



                                       18
I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)



                                                                               Increase (Decrease) in
                                                                                 Net Interest Income
                                                                                Total Net Due to Due to
                                                                    Change              Rate             Volume
                                 (In thousands)
Year ended September 30, 2005 compared
  to year ended September 30, 2004
      Interest-earning assets
         Interest-bearing deposits                               $       229       $       221       $          8
         Mortgage-backed securities                                      919               150                769
         Other securities available for sale                             (39)               52                (91)
         FHLB stock                                                       64               (21)                85
         Loans held for sale                                              (9)                2                (11)
         Loans receivable                                              3,991               525              3,466
                                                                 -----------       -----------       ------------
             Total                                                     5,155               929              4,226

      Interest-bearing liabilities
         Savings accounts                                                201               114                 87
         NOW and money market accounts                                   327               249                 78
         Certificates of deposit                                         694              (114)               808
         Subordinated notes - trust                                       53                 -                 53
             Other Borrowings                                            666              (489)             1,155
         FHLB advances                                                   247                11                236
                                                                 -----------       -----------       ------------
             Total                                                     2,188              (229)             2,417
                                                                 -----------       ------------      ------------

Change in net interest income                                    $     2,967       $     1,158       $      1,809
                                                                 ===========       ===========       ============


                                       19
II.     INVESTMENT PORTFOLIO


A.                    The following table sets forth the amortized cost and fair value of securities available for sale: At September 30,
                      2006 2005 2004
                         Amortized        Fair          Amortized         Fair          Amortized         Fair
                           Cost           Value           Cost            Value           Cost            Value
                                 (In thousands)
Debt securities
     U.S. Government
       and federal
       agencies       $    14,392    $     14,322      $    11,220     $   11,179      $    9,303     $     9,352
     Municipal bonds          337             338              340            344             343             356
     Mortgage-
       backed              33,839          33,195           40,575         40,275          45,266          45,405
     Corporate debt         7,246           7,115            8,745          8,569           7,734           7,655
                      -----------    ------------      -----------     ----------      ----------     -----------

                           55,814          54,970           60,880         60,367          62,646          62,768

Marketable equity
  securities                3,085           3,413            3,180          3,208           4,128           3,253
                      -----------    ------------      -----------     ----------      ----------     -----------

                      $    58,899    $     58,383      $    64,060     $   63,575      $   66,774     $    66,021
                      ===========    ============      ===========     ==========      ==========     ===========



Federal Home Loan Bank (FHLB) stock is carried at cost which approximates fair value and for the years endings September 30, 2006, 2005 and 2004 was $8.8 million, $9.0 million and $8.2 million.

                                       20
II.  INVESTMENT PORTFOLIO (Continued)

B. The maturity distribution and weighted average interest rates of debt securities available for sale, excluding mortgage-backed securities, are as follows:

                                          Amount at September 30, 2006, which matures in
           ------------------------------------------------------------------------------------------------------------
                                          One                 One to             Over Five to        Over 10
               Year or Less           Five Years             Ten Years               Years                Totals
           --------------------  --------------------  --------------------  --------------------  --------------------
            Amortized    Fair     Amortized    Fair     Amortized    Fair     Amortized    Fair     Amortized   Fair
              Cost       Value      Cost       Value      Cost       Value      Cost      Value       Cost      Value
                                                                (Dollars in thousands)
U.S. Government
and federal
  agencies $   9,892  $   9,827   $  3,500      3,495   $  1,000   $  1,000  $      -   $       -  $  14,392  $  14,322
Municipal bonds  337        338          -          -          -          -         -           -        337        338
Corporate Debt 3,275      3,252          -          -          -          -     3,971       3,863      7,246      7,115
               -----  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------
           $  13,504  $  13,417   $  3,500  $   3,495   $  1,000   $  1,000  $  3,971   $   3,863  $  21,975  $  21,775
           ========== =========  =========  =========  =========  =========  =========  =========  =========  =========


Weighted
average yield      4.57 %                4.84%                 6.94%                 4.49%                 4.71%



There were no securities held to maturity at September 30, 2006.

The weighted average interest rates are based upon coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

C.There were no  investments  in  securities  of any one issuer  which  exceeded
 10% of the  shareholders'  equity of the Company at September 30, 2006.

                                       22
III.     LOAN PORTFOLIO

         A. The following table sets forth the composition of MFB Corp.'s consolidated loan portfolio and mortgage-backed securities by loan type as of the dates indicated, including a reconciliation of gross loans receivable to net loans receivable after consideration of the allowance for loan losses, deferred net loan fees and loans in process:


                                                                       September 30,
                                  2006              2005             2004                2003                2002
                                     Percent            Percent           Percent             Percent              Percent
                                       of                  of                of                 of                   of
                             Amount   Total     Amount   Total    Amount   Total     Amount    Total      Amount    Total
                             ------   -----     ------   -----    ------   -----     ------    -----      ------    -----
                                                                (Dollars in thousands)
Mortgage loans
Residential               $  174,399  45.91%  $  167,395 42.67% $  176,817  44.10%  $  129,472  40.60%  $  146,943  46.31%
Residential construction      22,232   5.85       21,757  5.56      20,259   5.05       22,066   6.92       15,863   5.00
Multi-family                   3,089   0.81        3,249  0.83       3,899   0.97        6,728   2.11        6,027   1.90

Commercial and other loans
Commercial loans             134,610  35.44      158,071 40.49     160,952  40.15      130,623  40.96      121,140  38.18
Home equity and second
 mortgage loans               37,779   9.94       33,901  8.66      32,006   7.98       24,535   7.70       21,151   6.67
Other                          7,776   2.05        7,010  1.78       6,973   1.75        5,462   1.71        6,165   1.94
                          ---------- -------  ---------- -----  ---------- ------   ----------  ------   ---------  ------
Gross loans receivable       379,885 100.00%     391,383 100.00%   400,906 100.00%     318,886 100.00%     317,289 100.00%
Less
Allowance for loan losses     (7,230)             (6,388)           (6,074)             (5,198)             (5,143)
Deferred net loan fees          (707)               (766)             (843)               (820)               (794)
Loans in process                  44                  78              (138)                 89                (104)
                          -----------         ------------      -------------       ------------       -------------
Net loans receivable     $   371,992          $  384,307        $  393,851          $  312,957           $ 311,248

Mortgage-backed securities
FHLMC certificates       $    24,243          $   26,621        $   25,767          $    6,966           $  13,748
CMO - REMIC                    8,952              13,654            19,639               9,803              13,289
                          -----------         ------------       ----------          ------------       ------------
Net mortgage-backed      $    33,195          $   40,275        $   45,406          $   16,769           $  27,037
 Securities

Mortgage loans
Adjustable rate          $   124,925  62.55%  $  122,437  63.64% $ 122,473  60.94%  $  113,639  71.80%   $ 132,836  78.68%
Fixed rate                    74,795  37.45       69,964  36.36     78,502  39.06       44,627  28.20       35,997  21.32
                         ----------- -------  ----------  ------ ---------  ------  ----------  ------   ---------  --------
Total                    $   199,720 100.00%  $  192,401 100.00% $ 200,975 100.00%  $  158,266 100.00%   $ 168,833 100.00%

        B. Loan Maturity. The following table sets forth certain information at September 30, 2006, regarding the dollar amount of loans maturing in MFB Corp.'s consolidated loan portfolio based on the date that final payment is due under the terms of the loan. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

                                                Balance                           Due during years ended September 30,
                                              Outstanding                       2010       2012       2017          2022
                                           at September 30,                     and         to          to           and
                             2006         2007        2008         2009         2011       2016        2021        Following
                                                                   (In thousands)
Mortgage Loans
Residential              $  174,399  $        71  $      739  $       382  $     1,156  $   8,841  $     25,320  $  137,890
Residential construction     22,232       22,232           -            -            -          -             -           -
Multi-family                  3,089        1,798           -        1,134            -          -             -         157
Commercial and other Loans-
Commercial loans            134,610       13,364      30,232       13,506       29,590       9,513          381      38,024
Home equity and second       37,779        3,040       2,201        5,301       16,929       3,910        1,392       5,006
  mortgage
Other                         7,776          393         666        1,147        3,281         487           91       1,711
                        ------------    -----------  ----------  -----------  -----------   ---------   -----------  ---------
Total                     $ 379,885  $    40,898   $  33,838  $    21,470  $    50,956   $  22,751  $    27,184  $    182,788

The following table sets forth, as of September 30, 2006, the dollar amount of all loans which have fixed interest rates and floating or adjustable interest rates.

                          Due After September 30, 2006
                                    Variable
                             Fixed Rates Rates Total
                                 (In thousands)
Mortgage loans
      Residential & Construction      $    74,706     $   124,925    $  196,631
      Multi-family                          3,089              -         3,089


Commercial and other loans
      Commercial loans                      98,922         35,688       134,610
      Home equity and second mortgage       25,104         12,675        37,779
      Other                                  7,618            158         7,776
                                       ------------    -----------    ----------
      Total                            $    209,439    $   173,446    $379,885
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

                                                                  At September 30,
                                    -----------------------------------------------------------------------------
                                       2006            2005             2004            2003              2002
                                       ----            ----             ----            ----              ----
                                                               (Dollars in thousands)

Accruing loans delinquent
  more than 90 days                 $      619       $     136       $         -     $        -       $         -
Non-accruing loans                       6,390           1,284             2,719          3,845             5,464
                                    ----------       ---------       -----------     ----------       -----------
Total nonperforming
        loans                            7,009           1,420             2,719          3,845             5,464
Real estate owned, net                   1,135           1,444             1,527            704               365
Repossessions & Foreclosures               110             252                 -              -                 -
Nonperforming Investments                    -               -                 -              -               120
                                    ----------       ---------       -----------     ----------       -----------
      Total nonperforming
        assets                      $    8,254       $   3,116       $     4,246     $    4,549       $     5,949
                                    ==========       =========       ===========     ==========       ===========

Nonperforming loans to
  total loans                           1.85%            0.36%            0.68%          1.21%             1.73%
Nonperforming assets to
  total loans                           2.17%            0.80%            1.07%          1.43%             1.88%

The increase in nonperforming loans is discussed in the Nonperforming and Classified Assets section and the Allowance for Loan Losses section. Management believes that the allowance for loan losses balance at September 30, 2006 is adequate to absorb estimated losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover probable incurred losses based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

                                       24
III. LOAN PORTFOLIO (Continued)

         C. Risk Elements (Continued)

                2.    Potential Problem Loans

                      As of September 30, 2006, impaired loans totaled $6.9 million. Loans are classified as impaired loans if there are serious doubts as to the ability of the borrower to comply with present loan repayment terms, which may result in disclosure of such loans pursuant to Item III.C.1. The impaired loans had specific loan loss allowances totaling $4.3 million at September 30, 2006. A total of $5.4 million of the impaired loans are nonaccrual loans and included in the nonperforming loans of $7.0 million in the table above.

                3.    Foreign Outstandings

                      None

                4.    Loan Concentrations

                      MFB Financial historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one-to-four family and multi-family residential real property. These loans continue to be a major focus of MFB Financial's loan origination activities, representing 52.3% of the total loan portfolio at September 30, 2006. However, MFB Financial continues to place increased emphasis on diversifying its balance sheet and improving earnings in commercial lending, which represent 35.4% of the total loan portfolio at September 30, 2006, and consumer and other lending, which represents 12.3%.


         D.     Other Interest-Earning Assets

                There are no other interest-earning assets as of September 30, 2006 which would be required to be disclosed under Item III. C.1 or 2 if such assets were loans.

*      Not including loans held for sale
                                       25
     IV.   SUMMARY OF LOAN LOSS EXPERIENCE

           A. The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions (including those of MFB Corp.'s lending area), changes in the characteristic and size of the loan portfolio, loan delinquencies (current status as well as past trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, MFB Corp.'s allowance for loan losses is adequate to absorb probable incurred losses from loans at September 30, 2006.

                The following table analyzes changes in the consolidated allowance for loan losses during the past five years ended September 30, 2006.


                                                              Years Ended September 30,
                                  -------------------------------------------------------------------------------
                                       2006            2005             2004            2003              2002
                                       ----            ----             ----            ----              ----
                                                               (Dollars in thousands)
Balance of allowance at
  beginning of period             $      6,388     $     6,074     $       5,198     $    5,143      $      4,632
Add: recoveries
   Mortgage Residential loans                -               -                 -              -                14
   Residential Construction                  -               -                 8              -                 -
   Commercial real estate                    -               -                 5            333                 -
   Commercial Loans                          2              80                 2              -                 -
   Other loans                               3              10                 2              -                 -
Less charge offs:
   Mortgage Residential loans     (36)                 (40)        -                 -               -
   Commercial real estate                  (48)              (80)            (11)          (305)           (2,826)
   Commercial loans                        (45)           (266)             (508)        (1,060)                -
   Home Equity                              (3)              -                 -             (7)                -
   Other loans                             (63)           (113)              (24)           (16)              (46)
                                  -------------    ------------    -------------     ----------      ------------
Net charge-offs                           (190)           (409)             (526)        (1,055)           (2,858)

Allowance acquired through
   acquisition                               -               -               602              -                 -
Provisions for loan losses               1,032             723               800          1,110             3,369
                                  ------------     -----------     -------------     ----------      ------------

Balance of allowance at
  end of period                   $      7,230     $     6,388     $       6,074     $    5,198      $      5,143
                                  ============     ===========     =============     ==========      ============

Net charge-offs to total
  average loans out-
  standing for period *                0.05%           0.10%             0.15%            0 .33%           0.91%
Allowance at end of
  period to total loans
  at end of period  *                  1.91%           1.63%             1.52%           1.63%               1.63%


        Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of MFB Corp.'s allowance for loan losses at the dates indicated.




                                                                 September 30,
                                  2006                2005             2004             2003                  2002
                          -------------------- ----------------- ----------------- -----------------   ------------------
                                     Percent           Percent            Percent           Percent              Percent
                                     of loans          of loans           of loans          of loans             of loans
                                     in each           in each            in each           in each              in each
                                     category          category           category          category             category
                                     to total          to total           to total          to total             to total
                             Amount   Loans     Amount  Loans     Amount    Loans     Amount  Loans      Amount   Loans
                                                              (Dollars in thousands)
Balance at end of period
  applicable to

Residential                 $    210  45.90%  $     242  42.74%  $     318  44.11%  $      94  40.60%  $     121  46.31%

Commercial                     6,460  35.43        5,603  40.39      5,126  40.15       4,591  40.96       4,814  38.18

Multi-family                       6    .81            6   0.83          8   0.97           7   2.11           6   1.90

Residential construction          44   5.85           44   5.57         40   5.05          22   6.92          16   5.50

Consumer loans (1)               195  12.01          144  10.47        153   9.72          70   9.41          67   8.61

Unallocated                      315                 349               429                414                119
                         -----------  -----  -----------  ------  --------  ------  ---------   -----  ----------  ------

Total                        $ 7,230 100.00%  $    6,388 100.00% $   6,074 100.00%  $   5,198 100.00%  $   5,143 100.00%

(1) Includes home equity and second mortgage loans, and other loans including, education loans and loans secured by deposits





V.       DEPOSITS

        The average amount of deposits and average rates paid are summarized as follows for the years ended September 30:


                                                           2006                           2005                     2004
                                                           ----                           ----                     ----
                                                  Average        Average         Average        Average      Average      Average
                                                   Amount          Rate           Amount          Rate        Amount        Rate
                                                   ------          ----           ------          ----        ------        ----
                                                                       (Dollars in thousands)
         Savings accounts                      $     58,887         1.79%     $     47,071         0.89%  $   35,309         0.62%
         Now and money market accounts               77,428         1.65            89,443         1.01       79,500         0.72
         Certificates of deposit                    186,109         3.60           185,268         2.87      156,961         2.94
         Demand deposits (noninterest-bearing)       34,960                         30,387                    28,923
                                               $    357,384                   $    352,169                $  300,693


        Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at September 30, 2006 is summarized as follows:
                                                                      Amount
                                                                  (In thousands)

         Three months or less                                       $     10,954
         Over three months and through six months                         11,673
         Over six months and through twelve months                        18,178
         Over twelve months                                                9,709
                                                                    ------------
                                                                    $     50,514

                                       29
VI.      RETURN ON EQUITY AND ASSETS
The ratio of net income to average total assets and average shareholders' equity and certain other ratios are as follows:

                                                                               September 30,
                                                              ----------------------------------------------
                                                                 2006              2005             2004
                                                                 ----              ----             ----
                                                                          (Dollars in thousands)

        Average total assets                                  $    520,240      $    532,190     $    445,066

        Average shareholders' equity                          $     38,037      $     36,587     $     35,443

        Net income                                            $      2,166      $      2,496     $      1,790

        Return on average total assets                               0.42%           0.47%             0.40%

        Return on average shareholders' equity                       5.69%           6.82%             5.05%

        Dividend payout ratio (dividends
          declared per share divided by net
          income per share)                                         32.92%            26.73%           34.56%

        Average shareholders' equity
          to average total assets                                    7.31%           6.87%             7.96%

VII.     SHORT-TERM AND FEDERAL HOME LOAN BANK BORROWINGS
The following table sets forth the maximum month-end balance and average balance of FHLB advances at the dates indicated.

                                                                               September 30,
                                                                 2006              2005             2004
                                                                 ----              ----             ----
                                                                         (Dollars in thousands)
Maximum Balance:
FHLB advances.............................................    $123,675        $136,260  $       133,443

Average Balance:
FHLB advances:............................................      108,815         131,101            104,801

Average Rate Paid On:
FHLB advances.............................................        4.98%             4.81%             5.38%

The calculation of the average rate paid on FHLB advances is impacted by purchase adjustment amortization for the years ended September 30, 2006, 2005 and 2004 of $472,000; $804,000 and $156,000.



The following table sets forth the Bank's borrowings at the dates indicated:

                                                                               September 30,
                                                                 2006              2005             2004
                                                                 ----              ----             ----
                             (Dollars in thousands)
Amounts Outstanding:
FHLB advances.............................................    $  97,053 $     125,854   $       133,443

Weighted Average Interest Rate:
FHLB Advances.............................................        5.52%            5.35%             5.53%







VIII.    CONTRACTUAL OBLIGATIONS AND COMMITTMENTS
The following table sets forth contractual obligations and commitments based on the due date:


                                                               Payments due by Period
                                                     Less than                                            Over
                                       Total          1 year          1-3 years       3-5 years          5 years
                                       -----          ------          ---------       ---------          -------
                                                               (Dollars in thousands)

Time deposits                     $    186,979     $   138,057     $      44,358     $    4,261      $        303
FHLB borrowings                         97,053           9,000            65,886         19,000             3,167
Loan from correspondent
   Bank                                  4,500           4,500                 -              -                 -
Subordinated debenture                   5,000               -                 -              -             5,000
Unused commitments to
   extend credits                       77,281          77,281                 -              -                 -
                                  ------------     -----------     -------------     ----------      ------------

Total                            $     370,813     $   228,838     $     110,244      $  23,261      $      8,470
                               ===============    =============   =============     ============      ============

                                       41
                                                     COMPETITION

MFB Financial originates most of its loans to and accepts most of its deposits from residents of St. Joseph and Elkhart counties in Indiana and beginning in 2005 in Hamilton County, Indiana. MFB Financial is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, certain non-banking consumer lenders, and other companies or firms, including brokerage houses and mortgage brokers that provide similar services in St. Joseph and Elkhart Counties. In total, there are 34 financial institutions located in this two county market area. These financial institutions consist of 17 commercial banks, one savings bank and 16 credit unions. MFB Financial also competes with money market and mutual funds with respect to deposit accounts and with insurance companies with respect to individual retirement accounts.

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

                                   REGULATION

General

The Bank is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight by the Office of Thrift Supervision (the "OTS") extending to all its operations. The Bank is a member of the FHLB of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of the Bank, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Bank is a member of the Deposit Insurance Fund ("DIF") which is administered by the FDIC and the deposits of the Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank. Certain of these regulatory requirements and restrictions are discussed below.

The OTS has extensive authority over the operations of savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Bank was as of December 31, 2005 and dated April 3, 2006. When these examinations are conducted by the OTS, the examiners may require the Company to provide for higher general or specific loan loss reserves. To fund the operations of the OTS, all savings institutions are subject to a semi-annual assessment, based on the total assets, condition, and complexity of operations. The Bank's OTS assessment for the fiscal year ended September 30, 2006, was approximately $109,000.

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

On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (the "Patriot Act"). The Patriot Act is intended to strengthen the ability of U.S. Law Enforcement to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions is significant and wide-ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all the following matters, among others: money laundering, suspicious activities and currency transaction reporting, and currency crimes. Many of the provisions in the Patriot Act were to have expired December 31, 2005, but the U.S. Congress authorized renewals that extended the provisions until March 10, 2006. In early March 2006, the U.S. Congress approved the USA Patriot Improvement and Reauthorization Act of 2005 (the "Reauthorization Act") and the USA Patriot Act Additional Reauthorizing Amendments Act of 2006 (the "Patriot Act Amendments"), and they were signed into law by President Bush on March 9, 2006. The Reauthorization Act makes permanent all but two of the provisions that had been set to expire and provides that the remaining two provisions, which relate to surveillance and the production of business records under the Foreign Intelligence Surveillance Act, will expire in four years. The Patriot Act Amendments include provisions allowing recipients of certain subpoenas to obtain judicial review of nondisclosure orders and clarifying the use of certain subpoenas to obtain information from libraries. The Company does not anticipate that these changes will materially affect its operations.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member financial institutions. At September 30, 2006, the Bank's investment in stock of the FHLB of Indianapolis was $8.2 million.

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

All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. Eligible collateral includes first mortgage loans less than 60 days delinquent or securities evidencing interests therein, securities (including mortgage-backed securities) issued, insured or guaranteed by the federal government or any agency thereof, FHLB deposits, certain small business and agricultural loans of smaller institutions and real estate with readily ascertainable value in which a perfected security interest may be obtained. Other forms of collateral may be accepted as over collateralization or, under certain circumstances, to renew outstanding advances. All long-term advances are required to provide funds for residential home financing and the FHLB has established standards of community service that members must meet to maintain access to long-term advances. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing. Insurance of Deposits

On March 31, 2006, the FDIC merged the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") into a new fund, the Deposit Insurance Fund ("DIF"). As the federal insurer of deposits of savings institutions, the FDIC determines whether to grant insurance to newly-chartered savings institutions, has authority to prohibit unsafe or unsound activities and has enforcement powers over savings institutions (usually in conjunction with the OTS or on its own if the OTS does not undertake enforcement action).

Deposit accounts in the Bank are insured by the DIF within prescribed statutory limits which generally provide a maximum of $100,000 coverage for each insured account and effective March 31, 2006 increase the coverage limit for retirement accounts to $250,000 and indexing the coverage limit for retirement accounts to inflation as with the general deposit insurance coverage limit. As a condition to such insurance, the FDIC is authorized to issue regulations and, in conjunction with the OTS, conduct examinations and generally supervise the operations of its insured members.

The FDIC is authorized to establish a range of 1.15% to 1.50% within which the FDIC Board of Directors may set the Designated Reserve Ratio ("DRR"). If the DDR falls below 1.15% - or is expected to within 6 months - the FDIC must adopt a restoration plan that provides that the DIF will return to 1.15% generally within 5 years. If the DDR exceeds 1.35%, the FDIC must generally dividend to DIF members half of the amount above the amount necessary to maintain the DIF at 1.35%. If the reserve ration exceeds 1.5%, the FDIC must generally dividend to DIF members all amounts above the amount necessary to maintain the DIF at 1.5%.

Regulatory Capital

Currently, savings institutions are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations with the highest rating for safety and soundness maintain "core capital" of at least 3% of total assets, with other savings associations maintaining core capital of 4% to 5% of total assets, depending on their condition. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits), less nonqualifying intangibles. Under the tangible capital requirement, a savings bank must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights and purchased credit card relationships which may be included subject to certain limits) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings bank to account for the relative risks inherent in the type and amount of assets held by the savings bank. The total risk-based capital requirement requires a savings bank to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%) with a credit risk-free asset such as cash requiring no risk-based capital and an asset with a significant credit risk such as a non-accrual loan being assigned a factor of 100%. At September 30, 2006, based on the capital standards then in effect, the Bank was in compliance with all capital requirements imposed by law.

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

Prompt Corrective Action

Applicable Federal law requires that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, five capital tiers have been established: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At each successively lower capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. OTS regulations define these capital levels as follows: (1) well-capitalized institutions must have total risk-based capital of at least 10%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 6% and a leverage ratio of at least 5% and are not subject to any order or written directive of the OTS to maintain a specific capital level for any capital measure; (2) adequately capitalized associations are those that meet the regulatory minimum of total risk-based capital of 8%, core risk-based capital of 4% and a leverage ratio of 4%, but which are not well capitalized; (3) undercapitalized institutions are those that do not meet the requirements for adequately capitalized institutions, but that are not significantly undercapitalized; (4) significantly undercapitalized institutions have total risk-based capital of less than 6%, core risk-based capital of less than 3% and a leverage ratio of less than 3%; and (5) critically undercapitalized institutions are those with tangible capital of less than 2% of total assets. In addition, the OTS can downgrade an institution's designation notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or if the institution is deemed to be in an unsafe or unsound condition. Each undercapitalized institution must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Significantly undercapitalized institutions must restrict the payment of bonuses and raises to their senior executive officers. Furthermore, a critically undercapitalized institution must be placed in conservatorship or receivership within 90 days after reaching such capitalization level, except under limited circumstances. It will also be prohibited from making payments on any subordinate debt securities without the prior approval of the FDIC and will be subject to significant additional operating restrictions. The Bank's capital at September 30, 2006, meets the standards for a well-capitalized institution.

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

Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings bank subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company must, within one year of the savings association's failure to meet the QTL test, register as a bank holding company and become subject to all of the provisions of the Bank Holding Company Act of 1956. See-"Qualified Thrift Lender." At September 30, 2006, the Bank's asset composition qualifies the Bank as a Qualified Thrift Lender.

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

If MFB has less than 300 shareholders of record, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

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

Loans to One Borrower

Under OTS regulations, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings bank may lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the savings bank meets its regulatory capital requirements and the OTS authorizes the savings bank to use this expanded lending authority. At September 30, 2006, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its regulatory lending limits. Management does not believe that the loans-to-one-borrower limits will have a significant impact on the Bank's business operations or earnings.

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

A savings bank which fails to meet the QTL test must either convert to a bank or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for a national bank and for a savings bank; (ii) its branching activities shall be limited to those of a national bank; and (iii) it shall be bound by regulations applicable to national banks respecting payment of dividends. Three years after failing the QTL test the association must dispose of any investment or activity not permissible for a national bank and a savings bank. If such a savings bank is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies.

 A savings bank failing to meet the QTL test may re-qualify as a QTL if it thereafter meets the QTL test. In the event of such re-qualification it shall not be subject to the penalties described above. A savings bank which subsequently again fails to qualify under the QTL test shall become subject to all of the described penalties without application of any waiting period.

At September 30, 2006, 81.85% of the Bank's portfolio assets (as defined on that date) were invested in qualified thrift investments (as defined on that date), and therefore the Bank's asset composition was in excess of that required to qualify the Bank as a QTL. Also, the Bank does not expect to significantly change its lending or investment activities in the near future, and therefore expects to continue to qualify as a QTL, although there can be no such assurance.

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

                                    TAXATION

Federal Taxation

Historically, savings institutions, such as the Bank, had been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, in August, 1996, legislation was enacted that repealed the reserve method of accounting for federal income tax purposes. As a result, the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The recapture is occurring over a six-year period, the commencement of which began with the Bank's taxable year ending September 30, 1999, since the Bank met certain residential lending requirements. In addition, the pre-1988 reserve, for which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) the Bank no longer qualifies as a bank under the Code, or (ii) excess dividends or distributions are paid out by the Bank. The total amount of bad debt to be recaptured has been fully captured in 2006.

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



Item 1A. Risk Factors.

Statements contained in this filing on Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are also intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. MFB cautions readers that forward-looking statements, including without limitation those relating to MFB's future business prospects, interest income and expense, net income, liquidity, and capital needs are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this filing, including the following:

Regulatory changes could adversely impact us or the businesses in which we are engaged.
The banking industry is heavily regulated. These regulations are intended to protect depositors, not shareholders. As discussed in this Form 10-K, MFB and its subsidiaries are subject to regulation and supervision by the FDIC, the OTS, and the SEC. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies.

Legislative actions or significant litigation could adversely impact us or the clients we serve.
Because of concerns relating to the competitiveness and the safety and soundness of the industry, Congress continues to consider a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. Among such bills are proposals to combine banks and thrifts under a unified charter, to combine regulatory agencies, and to make changes to deposit insurance protection of depositors. Management cannot predict whether or in what form any of these proposals will be adopted or the extent to which the business of the MFB and its subsidiaries may be affected thereby.

We must effectively manage credit risk to reduce the possibility of potential losses.
One of the greatest risks facing lenders is credit risk, that is, the risk of losing principal and interest due to a borrower's failure to perform according to the terms of a loan agreement. While management attempts to provide an allowance for loan losses at a level adequate to cover probable incurred losses based on loan portfolio growth, past loss experience, general economic conditions, information about specific borrower situations, and other factors, future adjustments to reserves may become necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used with respect to such factors.

Our commercial and consumer loans expose us to increased credit risk.
We have a large percentage of commercial and consumer loans. Commercial loans generally have greater credit risk than residential mortgage loans because repayment of these loans often depends on the successful business operations of the borrowers. These loans also typically have much larger loan balances than residential mortgage loans. Consumer loans generally involve greater risk than residential mortgage loans because they are unsecured or secured by assets that depreciate in value. Although we undertake a variety of underwriting, monitoring and reserving protections with respect to these types of loans, there can be no guarantee that we will not suffer unexpected losses.


Changes in local economic and political conditions could adversely affect our earnings and those of our borrowers.
MFB's primary market area for deposits and loans encompasses St. Joseph and Elkhart Counties, in northwest Indiana. Ninety-five percent of MFB's business activities are within this area. This concentration exposes MFB to risks resulting from changes in the local economy. A dramatic drop in local real estate values would, for example, adversely affect the quality of MFB Financial's loan portfolio.

Changes in interest rate risk could have a material adverse effect on our financial condition and results of operations. MFB's earnings depend to a great extent upon the level of net interest income, which is the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings. Interest rate risk is the risk that the earnings and capital will be adversely affected by changes in interest rates. While MFB attempts to adjust its asset/liability mix in order to limit the magnitude of interest rate risk, interest rate risk management is not an exact science. Rather, it involves estimates as to how changes in the general level of interest rates will impact the yields earned on assets and the rates paid on liabilities. Moreover, rate changes can vary depending upon the level of rates and competitive factors. From time to time, maturities of assets and liabilities are not balanced, and a rapid increase or decrease in interest rates could have an adverse effect on net interest margins and results of operations of MFB. Further discussion of interest rate risk can be found under the caption "Asset/Liability Management" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of MFB's 2006 Annual Report to Shareholders.

Our market is extremely competitive and our earnings will suffer if we are unable to compete effectively.
The activities of MFB and the MFB Financial in the geographic market served involve competition with other banks as well as with other financial institutions and enterprises, many of which have substantially greater resources than those available to MFB. In addition, non-bank competitors are generally not subject to the extensive regulation applicable to the MFB and MFB Financial.


Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

At September 30, 2006, MFB Financial conducted its business from its corporate headquarters at 4100 Edison Lakes Parkway, Mishawaka, Indiana 46545, and twelve full service financial centers which includes the main office at corporate headquarters. The corporate headquarters/main office and nine branch offices are owned by MFB Financial and the Wayne Street and Carmel offices are leased.

The corporate headquarters consists of approximately 114,000 square feet with approximately 44% (51,000 square feet) of the space utilized by the Company. At September 30, 2006 the Company had leased approximately 81% of the available tenant space.



The following table provides certain information with respect to MFB Financial's offices as of September 30, 2006:

                                                      Year                                 Approximate
Description and Address                              Opened                              Square Footage
Corporate Headquarters
4100 Edison Lakes Parkway
Mishawaka, IN 46545                                   2004                                    51,000

Main Office
4100 Edison Lakes Parkway                             2006                                       500
Mishawaka, IN 46544

Branch Office
411 W. McKinley Ave.
Mishawaka, IN 46545                                   1975                                     4,800

Branch Office
402 W. Cleveland Rd.
Mishawaka, IN 46545                                   1977                                     2,500

Branch Office
2427 Mishawaka Ave.
South Bend, IN 46615                                  1978                                     2,600

Branch Office
25990 County Road 6
Elkhart, IN 46514                                     1999                                     3,200

Branch Office
100 E. Wayne St., Suite 150
South Bend, IN 46601                                  2000                                     3,200

Branch Office
23132 U.S. 33
Elkhart, IN 46517                                     2003                                     2,700

Branch Office
2850 West Cleveland Rd.
South Bend, IN 46628                                  2006                                     3,200

Branch Office
121 S. Church Street
Mishawaka, IN 46545                                   1961                                    13,700

Branch Office
23761 Western Ave
South Bend, IN 46619                                  2005                                     3,400



                                                      Year                                  Approximate
Description and Address                              Opened                              Square Footage


Branch Office
742 E Ireland Rd
South Bend, IN 46614                                  2005                                     3,100

Branch Office
11611 N. Meridian Suite 110
Carmel, IN 46032                                      2006                                     1,400



MFB Financial also operates thirteen automatic teller machines (ATMs). MFB Financial's ATMs participate in the nationwide CIRRUS ATM network.

MFB Financial owns computer and data processing equipment which is used for transaction processing and accounting. In 2003, MFB Financial also renegotiated its contract for data processing and reporting services with Open Solutions (formerly known as BISYS, Inc.) in Glastonbury, Connecticut. The cost of these data processing services was approximately $838,000 for the year ended September 30, 2006 and $754,000 for the year ended September 30, 2005.

Item 3.  Legal Proceedings.

The Company and the Bank are subject to certain claims and legal actions arising in the ordinary course of business. A creditor of a $3.1 million impaired loan relationship discussed in Note 4 to the Company's consolidated financial statements in its Annual Report to Shareholders has filed a lawsuit against MFB seeking to recover $171,000 from MFB. A forbearance agreement, also discussed in
Note 4, provides for payments to this creditor from the impaired loan relationship and has resulted in payments of approximately $816,000 during fiscal year 2006. The Company believes it has valid defenses and will vigorously contest this lawsuit should the impaired loan relationship not comply with the terms of the forbearance agreement and no liability for this lawsuit has been recorded at September 30, 2006. In the opinion of management, after consultation with legal counsel, the ultimate disposition of all other legal matters is not expected to have a material adverse effect on the consolidated financial position or results of operation of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of MFB's shareholders during the quarter ended September 30, 2006.











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

Charles J. Viater (age 52) has served as President and Chief Executive Officer of MFB Financial since September 1, 1995. Previously, he served as Chief Financial Officer of Amity Bancshares and Executive Vice President of Amity Federal Savings in Tinley Park, Illinois.

Donald R. Kyle (age 59) has served as Executive Vice President and Chief Operating Officer of MFB Financial since July, 1999. Previously, he served as Regional President of National City Bank in Cleveland, Ohio.

Terry L. Clark (age 40) joined MFB in January 2005 as Vice President and Controller. Previously, he served as an Accounting Officer at 1st Source Bank in South Bend, Indiana and as Controller at Trustcorp Mortgage Company in South Bend, Indiana prior to his employment with 1st Source.

James P Coleman (age 60) joined MFB in June 2004 as Executive Vice President and Director of Wealth Management. Previously, he served as President of STAR Wealth Management in Fort Wayne, Indiana and as Senior Vice President of 1st Source Bank in South Bend, Indiana prior to his employment with STAR .

M. Gilbert Eberhart (age 72) has served as Secretary of MFB Financial since 1987 and of MFB since its organization. He is also a dentist based in Mishawaka.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Securities.

Information concerning the market price of and dividends paid on the common stock of MFB and related shareholder matters is incorporated by reference to page 57 of MFB's Annual Report to Shareholders for the fiscal year ended September 30, 2006 (the "Annual Report"). MFB sold no equity securities during the period covered by this report that were not registered under the Securities Act of 1933 (the "1933 Act").

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














The following table provides information about purchases by the company pursuant to a previously announced buyback program with respect to its Common Stock during the three months ended September 30, 2006:


                                        Total                               Total Number of                   Approximate Number
                                        Number                               Shares Purchased                 of Shares that May
                                      of Shares          Average            as part of Publicly                Yet be Purchased
             Period                   Purchased        Price Paid          Announced Program (1)              Under the Program
             ------                   ---------        ----------          ---------------------              -----------------

July 01-31, 2006                         22,877           $30.79                    22,877                            28,044

August 01-31, 2006                        5,000           $30.95                     5,000                            23,044

September 01-30, 2006                     4,250           $31.83                     4,250                            18,794

Total                                    32,127                                     32,127


(1) On February 2, 2006, MFB announced in a press release that the board of directors had authorized a stock repurchase program to purchase up to 5%, or approximately 67,000 shares of outstanding stock.


At September 30, 2006, the Company had outstanding $4.5 million from a correspondent bank. This variable rate line of credit, tied to the one month LIBOR rate plus 160 basis points (6.92% as of September 30, 2006), matures on August 31, 2007, at which time it may be converted to a term loan to be amortized over a five year period. The borrowing is collateralized by MFB Financial stock and requires the Bank to remain "well-capitalized" as defined by regulatory capital adequacy guidelines.



Item 6.  Selected Financial Data.

The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Data" on page 2 of the Annual Report.


Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference to pages 3 through 19 of the Annual Report.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to pages 10 through 13 of the Annual Report.


Item 8.            Financial Statements and Supplementary Data

MFB's Consolidated Financial Statements and Notes thereto contained on pages 21 through 55 of the Annual Report are incorporated herein by reference. MFB's Supplementary Data is contained on page 58 of the Annual Report and is incorporated herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.          Controls and Procedures.

a)       Evaluation  of  disclosure  controls  and  procedures.
         MFB's chief executive officer and chief financial officer, after evaluating the effectiveness of MFB's disclosure controls and procedures (as defined in Sections 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934, as amended) (the "Exchange Act"), as of September 30, 2006 (the "Evaluation Date"), have concluded that as of the Evaluation Date, MFB's disclosure controls and procedures were effective in ensuring that information required to be disclosed by MFB in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

The information required by this item with respect to directors is incorporated by reference to pages 2-7 of MFB's Proxy Statement for its 2006 Annual Shareholder Meeting (the "Proxy Statement"). Information concerning MFB's executive officers is included in Item 4.5 in Part I of this report. Information concerning compliance by such persons with Section 16(a) of the 1934 Act is incorporated by reference to page 12 of the Proxy Statement.

Code of Ethics

The Company has adopted an Ethics Policy that applies to all officers, employees and directors of the Company and its subsidiaries. A copy of the Ethics Policy is attached on Exhibit 14 to this Annual Report.



Item 11.          Executive Compensation

The information required by this item with respect to executive compensation is incorporated by reference to pages 7 through 10 of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information on security ownership of management and certain beneficial owners is incorporated by reference to pages 1 to 4 of the Proxy Statement.

The following table provides the information about MFB's common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of September 30, 2006.

                                                                                                     Number of securities remaining
                                                                                                     available for future issuance
                                                                                                    under equity compensation plans
                                       Number of securities to be                                          as of September 30, 2006
                                        issued upon exercise of          Weighted-average exercise  (excluding securities reflected
                                     outstanding options, warrants     price of outstanding options,            in column (1)
                                     and rights as of September 30,         warrants and rights                      (c)
                                                  2006                              (b)
          Plan category                           (a)
Equity compensation plans                       217,110                $                    24.89                    8,000
approved by security holders

Equity compensation plans not
approved by security holders                       -                                           -                       -
Total                                           217,110                $                     24.89                   8,000


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











PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following financial statements are incorporated by reference as part of this report:

                                                                                    Pages in the Annual
                                                                                  Report to Shareholders
Financial Statements
Report of Independent Registered Public Accounting Firm                                     20
Consolidated Balance Sheets at September 30, 2006 and 2005                                  21
Consolidated Statements of Income for the Years Ended September 30, 2006, 2005              22
     and 2004
Consolidated Statements of Shareholders' Equity for the Years ended September               23
     30, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the Years ended September 30, 2006,              24-25
     2005 and 2004
Notes to Consolidated Financial Statements 26-55 (b) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page
51.

(c) All schedules are omitted as the required information either is not applicable or is included in the consolidated Financial Statements or related notes.

                                       51
                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant had duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                    MFB CORP.

Date: December 22, 2006                         By: __/s/Charles J. Viater
                                                Charles J. Viater, President and
                                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
/s/ Charles J Viater                                     /s/ M Gilber Eberhart
---------------------------                            ------------------------
Charles J. Viater                                  M. Gilbert Eberhart, Director
President, Chief Executive Officer
and Director                                             Date: December 22, 2006
(Principal Executive Officer)                            /s/Edward Levy
                                                       ------------------------
Date: December 22, 2006                                   Edward Levy, Director

                                                         Date: December 22, 2006
/s/ Terry L Clark                                       /s/ Jonathan Kintner
-------------------------                             -------------------------
Terry L. Clark                                    Jonathan E. Kintner, Director
Vice President and Controller
of MFB Financial                                        Date: December 22, 2006
(Principal Financial Officer and
Principal Accounting Officer)                             /s/ Christine A Lauber
                                                        -----------------------
Date: December 22, 2006                           Christine A. Lauber, Director

                                                        Date: December 22, 2006

/s/Michael J Marien                                        /s/ Reginald H Wagle
-------------------------                               -----------------------
Michael J. Marien,                                  Reginald H. Wagle, Director
Chairman of the Board
                                                        Date: December 22, 2006
Date: December 22, 2006
/s/ Robert C Beutter                                    /s/ Jonathan Housand
-------------------------                              -----------------------
Robert C. Beutter, Director                          Jonathan Housand, Director

Date: December 22, 2006                                 Date: December 22, 2006

EXHIBIT LIST
Exhibit Index
3(l)         The Articles of Incorporation of the Registrant are incorporated by
             Reference to Exhibit 3(l) to the Registration Statement on Form S-
             1 (Registration No. 33-73098).
3(2)         The Code of By-Laws of Registrant (as amended through December 6,
             2006) is incorporated by reference to Exhibit 3.1 of the Company's
             Form 8-K filed on December 12, 2006.
4(1)         Rights Agreement, dated October 2, 2006, between the Registrant and
             Registrar and Transfer Company is incorporated by reference to
             Exhibit 4.1 to the Registrant's Form 8-K filed on October 2, 2006.
10(1)        MFB Financial Recognition and Retention Plans and Trusts are
             incorporated by reference to Exhibit B to Registrant's definitive proxy statement in respect of its 1996 Annual Shareholder Meeting.
             *
10(2)        MFB Corp. Stock Option Plan is incorporated by reference to Exhibit
             A to Registrant's definitive proxy statement in respect of its 1996
             Annual Shareholder Meeting. *
10(3)        The MFB Corp. 1997 Stock Option Plan is incorporated by reference to Exhibit A to Registrant's definitive proxy statement in respect of its 1997 Annual Shareholder Meeting. Amendment thereto is incorporated by reference to Exhibit 10.1 of MFB's Form 8-K dated
             September 29, 2006. *
10(4)        MFB Corp. 2002 Stock Option Plan is incorporated by reference to
             Exhibit A to Registrant's definitive proxy statement in respect of its 2001 Annual Shareholder Meeting. Amendment thereto is
             incorporated by reference to Exhibit 10.1 of MFB's Form 8-K dated
             September 29, 2006. *
10(5)        Employment Agreement between MFB Financial and Charles J. Viater dated January 19, 1999 is incorporated by reference to Exhibit
             10(5) to Registrant's Form 10-K filed for the fiscal year ended
             September 30, 2005. *
10(6)        Employment Agreement between MFB Financial and Donald R. Kyle dated
             July 1, 1999 is incorporated by reference to Exhibit 10(8) to the
             Registrant's Form 10-K filed for its fiscal year end September 30,
             2001. *
10(7)        Form of  Non-Qualified  Stock Option Agreement for Directors is
             incorporated by reference to Exhibit 10(2)
             of MFB's Form 8-K dated September 29, 2006. *
10(8)        Form of  Non-Qualified  Stock Option  Agreement for Employees is
             incorporated by reference to Exhibit 10.3
             of MFB's Form 8-K dated September 29, 2006.  *
10(9)        Form of Incentive  Stock Option  Agreement is  incorporated by reference to Exhibit 10.4 of MFB's Form 8-K
             dated September 29, 2006.  *
11           Statement regarding computation of earnings per share (**)
13           Shareholder Annual Report.

14           Code of Ethics is incorporated  by reference to Exhibit 14 to
             Registrant's  Form 10-K filed for the fiscal
             year ended September 30, 2005.
21           Subsidiaries of the Registrant is  incorporated  by reference to
             Exhibit 21 to Registrant's  Form 10-K for
             the fiscal year ended September 30, 2005.
23           Consent of Crowe Chizek and Company LLC.
31.1         Certification of Charles J. Viater.
31.2         Certification of Terry L. Clark.
32           Certification of Officers.
* Management contracts and plans required to be filed as exhibits are included as Exhibits 10(1) - 10(7). ** See Notes 1 and 2 of Notes to Consolidated Financial Statements, included in the 2006 Shareholder Annual
             Report as Exhibit 13.