Form 10-Q
period 2006-12-31
MFB CORP
filed 2007-01-19
CIK 916396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED December 31, 2006


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes   X                       No __


Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer __     Accelerated filer __    Non-accelerated filer  X


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                              Yes __                            No  X

The number of shares of the registrant's common stock, without par value, outstanding as of January 16, 2007 was 1,323,771.







                              MFB CORP. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


                                                                                                               Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

       Consolidated Balance Sheets (Unaudited)

       December 31, 2006 and September 30, 2006                                                                    3


       Consolidated Statements of Income (Unaudited)

       Three Months Ended December 31, 2006 and 2005                                                               4


       Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

         Three Months Ended December 31, 2006 and 2005                                                             5


       Consolidated Statements of Cash Flows (Unaudited)

       Three Months Ended December 31, 2006 and 2005                                                               6

       Notes to (Unaudited) Consolidated Financial Statements December 31, 2006                                    7


   Item 2.  Management's Discussion and Analysis of Financial Condition
                 And Results of Operations

        General                                                                                                   12

          Results of Operations
              12

          Balance Sheet Composition                                                                               13

          Liquidity and Capital Resources                                                                         14

   Item 3. Quantitative and Qualitative Disclosures about Market Risk                                             15

   Item 4. Controls and Procedures                                                                                17

   Part II.  Other Information


   Items 1-6                                                                                                      18

   Signatures                                                                                                     19

   Certifications                                                                                                 20


                            MFB CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                    December 31, 2006 and September 30, 2006

                     (in thousands except share information)


                                                                                             December 31,         September 30,
                                                                                                 2006                 2006

                                                                                           -----------------    ------------------
                                                                                           -----------------    ------------------
Assets

Cash and due from financial institutions                                                         $   11,669             $  13,318
Interest-bearing deposits in other financial institutions - short term                               10,030                 2,971

                                                                                           -----------------    ------------------
     Total cash and cash equivalents                                                                 21,699                16,289

Securities available for sale                                                                        52,958                58,383
FHLB Stock and other investments                                                                     10,415                10,939

Loans held for sale                                                                                     675                     -


Mortgage loans                                                                                      200,122               199,194
Commercial loans                                                                                    134,946               134,414
Consumer loans                                                                                       48,214                45,614

                                                                                           -----------------    ------------------
                                                                                           -----------------    ------------------

     Loans receivable                                                                               383,282               379,222
     Less: allowance for loan losses                                                                (5,663)               (7,230)

                                                                                           -----------------    ------------------

          Loans receivable, net                                                                     377,619               371,992

Premises and equipment, net                                                                          19,347                19,477
Mortgage servicing rights                                                                             2,241                 2,366
Cash surrender value of life insurance                                                                6,296                 6,237
Goodwill                                                                                              1,970                 1,970
Other intangible assets                                                                               1,602                 1,699
Other assets                                                                                          7,114                 6,720

                                                                                           -----------------    ------------------

               Total Assets                                                                      $  501,946      $        496,072

                                                                                           =================    ==================
Liabilities and Shareholders' Equity
Liabilities
     Deposits

          Noninterest-bearing demand deposits                                                    $   33,222            $   30,031
          Savings, NOW and MMDA deposits                                                            127,296               129,233
          Time deposits                                                                             190,213               186,979

                                                                                           -----------------    ------------------
               Total deposits                                                                       350,731               346,243


     FHLB advances                                                                                   97,970                97,053
     Loans from correspondent banks                                                                   4,500                 4,500
     Subordinated debentures                                                                          5,000                 5,000
     Accrued expenses and other liabilities                                                           3,650                 4,337

                                                                                           -----------------    ------------------
          Total liabilities                                                                         461,851               457,133

Shareholders' equity
     Common stock, no par value: 5,000,000 shares authorized;
          shares issued: 1,689,417 - 12/31/06 and 09/30/06;

          shares outstanding: 1,323,771 - 12/31/06 and 1,320,844 - 09/30/06                          12,466                12,421
     Retained earnings - substantially restricted                                                    36,413                35,479
     Accumulated other comprehensive income (loss),
          net of tax of ($96) - 12/31/06 and ($176) - 09/30/06                                         (186)                 (341)

     Treasury stock: 365,646 common shares - 12/31/06 and                                           (8,598)               (8,620)
           368,573 common shares - 09/30/06, at cost
                                                                                           -----------------    ------------------
          Total shareholders' equity                                                                 40,095                38,939
                                                                                           -----------------    ------------------

               Total Liabilities and Shareholders' equity                                        $  501,946            $  496,072

                                                                                           =================    ==================

      See accompanying notes to (unaudited) consolidated financial statements

                           MFB CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  Three Months Ended December 31, 2006 and 2005
                   (in thousands except per share information)


                                                                                                      Three Months Ended
                                                                                                         December 31,

                                                                                                2006                  2005
                                                                                          ------------------    -----------------
                                                                                          ------------------    -----------------
Interest income

    Loans receivable, including fees                                                             $    6,307      $         6,042
    Securities - taxable                                                                                740                  773
    Other interest-bearing assets                                                                        65                  350

                                                                                          ------------------    -----------------
                                                                                          ------------------    -----------------

          Total interest income                                                                       7,112                7,165

Interest expense

    Deposits                                                                                          2,581                2,064
    FHLB advances and other borrowings                                                                1,471                1,644

                                                                                          ------------------    -----------------

          Total interest expense                                                                      4,052                3,708

                                                                                          ------------------    -----------------
                                                                                          ------------------    -----------------

Net interest income                                                                                   3,060                3,457
Provision for (recovery of) loan losses                                                             (1,128)                2,055

                                                                                          ------------------    -----------------
                                                                                          ------------------    -----------------
Net interest income after provision for                                                               4,188                1,402
     (recovery of) loan losses
Noninterest income

     Service charges on deposit accounts                                                                851                  865
     Trust fee income                                                                                   111                  100
     Insurance commissions                                                                                8                   48
     Net realized gains from sales of loans                                                              51                   85
     Mortgage servicing asset recovery (impairment)                                                    (49)                  167
     Net gain (loss) on securities available for sale                                                   361                    -
     Other income                                                                                       288                  290

                                                                                          ------------------    -----------------
                                                                                          ------------------    -----------------

          Total noninterest income                                                                    1,621                1,555

Noninterest expense

     Salaries and employee benefits                                                                   2,112                1,962
     Occupancy and equipment expenses                                                                   801                  796
     Professional and consulting fees                                                                   218                  162
     Data processing expense                                                                            207                  214
     Other expense                                                                                      878                  777

                                                                                          ------------------    -----------------
                                                                                          ------------------    -----------------

          Total noninterest expense                                                                   4,216                3,911

Income (loss) before income taxes                                                                     1,593                (954)
Income tax expense (benefit)                                                                            442                (557)

                                                                                          ------------------    -----------------
                                                                                          ------------------    -----------------

Net income (loss)                                                                           $         1,151      $         (397)

                                                                                          ==================    =================
                                                                                          ==================    =================


Basic earnings (loss) per common share                                                     $           0.87        $      (0.29)
Diluted earnings (loss) per common share                                                   $           0.84        $      (0.29)


Cash dividends declared                                                                    $          0.165        $        0.135







      See accompanying notes to (unaudited) consolidated financial statements

                          MFB CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                        SHAREHOLDERS' EQUITY (UNAUDITED)

                  Three Months Ended December 31, 2006 and 2005

                                 (in thousands)


                                                                                                        Three Months Ended
                                                                                                              December 31,

                                                                                               2006                 2005
                                                                                               ----                 ----
      Balance at beginning of period                                                        $       38,939      $       38,673
      Stock based compensation expense                                                                  14                  14
      Purchase of 4,073 shares of treasury stock                                                     (132)                   -
      Stock option exercise - issuance of 7,000 shares of treasury stock                               148                   -

      Tax benefit related to employee stock plan                                                        37                   -
      Cash dividends declared                                                                        (217)               (169)

      Comprehensive income (loss):
           Net income (loss)                                                                         1,151               (397)
           Other comprehensive income (loss), net of tax                                               155               (310)
                                                                                         ------------------    ----------------
                                                                                         ------------------    ----------------
               Total comprehensive income (loss)                                                     1,306               (707)
                                                                                         ------------------    ----------------
                                                                                         ------------------    ----------------

      Balance at end of period                                                              $       40,095      $       37,811
                                                                                          ==================    ================



























See accompanying notes to (unaudited) consolidated financial statement




                       MFB CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                  Three Months Ended December 31, 2006 and 2005

                                 (in thousands)


                          Three Months Ended

                                                                                                     December 31,
                                                                                                  2006             2005

                                                                                              -------------    --------------
                                                                                              -------------    --------------
Cash flows from operating activities
Net income (loss)                                                                            $       1,151        $     (397)
Adjustments to reconcile net income to net cash from operating activities

     Depreciation and amortization, net of accretion                                                   355               457
     Provision for (recovery of) loan losses                                                       (1,128)             2,055
     Net realized gains from sales of loans                                                           (51)              (85)
     Amortization of mortgage servicing rights                                                          93                84
     Amortization/(accretion) of intangible assets and purchase adjustments                            136              (36)
     Origination of loans held for sale                                                            (2,106)           (5,627)
     Sale of other real estate owned property                                                        1,113                 -
     Impairment (recovery) of mortgage servicing rights                                                 49             (167)
     Proceeds from sales of loans held for sale                                                      2,130             4,035
     Net (gain) loss on sales of premises and equipment                                                (5)                 -
     Equity in loss of investment in limited partnership                                                78                42
     Stock-based compensation                                                                           14                14
     Appreciation in cash surrender value of life insurance                                           (59)              (54)



     Net change in:

          Accrued interest receivable                                                                  170                12
          Other assets                                                                             (1,691)             (758)
          Accrued expenses and other liabilities                                                     (101)              (95)

                                                                                              -------------    --------------
Net cash provided (used) in operating activities                                                       148             (520)

Cash flows from investing activities
     Net change in loans receivable                                                                (5,358)             9,908

     FHLB stock redemption                                                                             446                 -
     Proceeds from:
          Principal payments of mortgage-backed and related securities                               2,369             3,824
          Maturities and calls of securities available for sale                                      3,275             1,500
     Purchase of:

          Securities available for sale                                                                  -           (5,557)

          Premises and equipment                                                                     (208)             (278)

                                                                                              -------------    --------------
                                                                                              -------------    --------------
Net cash provided in investing activities                                                              524             9,397

Cash flows from financing activities
     Purchase of treasury stock                                                                      (132)                 -
     Net change in deposits                                                                          4,488           (7,583)
     Proceeds from FHLB advances                                                                    27,215                 -
     Repayment of FHLB advances                                                                   (26,215)          (15,500)
     Proceeds from exercise of stock options                                                           148                 -
     Tax benefit from exercise of stock options                                                         37                 -
     Net change in advances from borrowers for taxes and insurance                                   (586)             (530)
     Cash dividends paid                                                                             (217)             (169)
                                                                                              -------------    --------------
                                                                                              -------------    --------------
Net cash provided (used) in financing activities                                                     4,738          (23,782)
                                                                                              -------------    --------------
                                                                                              -------------    --------------
     Net change in cash and cash equivalents                                                         5,410          (14,905)
     Cash and cash equivalents at beginning of period                                               16,289            54,209
                                                                                              -------------    --------------
                                                                                              -------------    --------------
Cash and cash equivalents at end of period                                                      $   21,699        $   39,304
                                                                                              -------------    --------------
                                                                                              -------------    --------------
Supplemental disclosures of cash flow information Cash paid during the period for:
          Interest                                                                             $     4,120       $     3,453
          Income taxes                                                                                 440               386
Supplemental schedule of noncash investing activities:
      Transfer from:
          Loans receivable to loans held for sale                                              $       531       $        -
          Loans receivable to other real estate owned                                                   65                 -

                               MFB CORP. AND SUBSIDIARIES
             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2006


NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES


Nature of Operations: MFB Corp. is an Indiana unitary savings and loan holding company organized in 1993, and parent company of its wholly owned federal savings bank subsidiary, MFB Financial (the "Bank"). MFB Corp. and the Bank (collectively referred to as the "Company") conduct business in Indiana from their corporate office in Mishawaka and ten banking centers in St. Joseph and Elkhart Counties and provide private client services to the Indianapolis market through the Bank's office in Hamilton County. The Bank offers a variety of lending, deposit and other financial services to its retail and business customers. The Wealth Management Group of the Bank attracts high net worth clients and offers trust, investment, insurance, broker advisory, retirement plan and private banking services. The Bank's wholly-owned subsidiary, Mishawaka Financial Services, Inc., offers a variety of life and health insurance products to customers in the Bank's market area. The Bank's wholly-owned subsidiaries, MFB Investments I, Inc., MFB Investments II, Inc. and MFB Investments, LP are Nevada corporations and a Nevada limited partnership that manage the Bank's investment portfolio.

Basis of Presentation: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of the financial statements. In the opinion of management, the consolidated financial statements contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of December 31, 2006 and September 30, 2006, the consolidated statements of income, the condensed consolidated statements of changes in shareholders' equity and the consolidated statements of cash flows for the three months ended December 31, 2006 and 2005. All significant intercompany transactions and balances are eliminated in consolidation.


Reclassifications: Items in the prior consolidated financial statements are reclassified to conform with the current presentation.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS


In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. The Company adopted this standard on October 1, 2006. The Company does not intend to carry servicing rights at fair value and therefore the adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

NOTE 3 - EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share shows the dilutive effect of additional potential common shares issuable under stock options.


The computations of basic earnings per common share and diluted earnings per common share for the three month periods ended December 31, 2006 and 2005 are presented below.

                                                                                                     Three Months Ended
                                                                                                        December 31,

                                                                                     (in thousands except per share information)

                                                                                                 2006                2005

                                                                                            ---------------     ---------------
                                                                                            ---------------     ---------------
Basic earnings (loss) per common share
Numerator

         Net income (loss)                                                                    $      1,151       $       (397)

                                                                                            ===============     ===============

Denominator
         Weighted average common shares outstanding for basic                earnings

         (loss) per common share                                                                     1,317               1,356

                                                                                            ===============     ===============


Basic earnings (loss) per common share                                                        $       0.87       $      (0.29)

                                                                                            ===============     ===============


Diluted earnings (loss) per common share
Numerator

         Net income (loss)                                                                    $      1,151       $       (397)

                                                                                            ===============     ===============

Denominator
         Weighted average common shares outstanding for basic                earnings

         (loss) per common share                                                                     1,317               1,356
         Add: Dilutive effects of assumed exercises of stock options                                    53                   -

                                                                                            ---------------     ---------------
         Weighed average common and dilutive potential common shares    outstanding

                                                                                                     1,370               1,356

                                                                                            ===============     ===============


Diluted earnings (loss) per common share                                                     $        0.84       $      (0.29)

                                                                                            ===============     ===============




Stock options for 17,000 common shares for the three months ended December 31, 2006 were not considered in computing diluted earnings per share because they were antidilutive.

NOTE 4 - SECURITIES

The amortized cost and fair value of securities available for sale are as follows:

                                                                                               December 31, 2006
                                                                                               -----------------
                                                                                                (in thousands)
                                                                              Gross              Gross
                                                       Amortized           Unrealized          Unrealized            Fair
                                                          Cost                Gains              Losses             Value
Debt securities

     U.S. Government and federal agencies           $         12,394       $           3     $         (45)     $       12,352
     Municipal bonds                                             337                   -                  -                337
     Mortgage-backed                                          31,486                  32              (486)             31,032
     Corporate notes                                           5,971                   -              (134)              5,837

                                                    -----------------    ----------------    ---------------    ---------------

                                                              50,188                  35              (665)             49,558
Marketable equity securities                                   3,052                 348                  0              3,400

                                                    -----------------    ----------------    ---------------    ---------------
                                                    $         53,240     $           383      $       (665)     $       52,958
                                                    =================    ================    ===============    ===============

                                                                                              September 30, 2006
                                                                                              ------------------
                                                                                                    (in thousands)
                                                                              Gross              Gross
                                                       Amortized           Unrealized          Unrealized            Fair
                                                          Cost                Gains              Losses             Value
Debt securities
     U.S. Government and federal agencies             $       14,392                   $     $         (72)     $       14,322
                                                                                       2
     Municipal bonds                                             337                   1                  -                338
     Mortgage-backed                                          33,839                  18              (662)             33,195
     Corporate notes                                           7,246                   2              (133)              7,115
                                                    -----------------    ----------------    ---------------    ---------------
                                                              55,814                  23              (867)             54,970
Marketable equity securities                                   3,085                 328                  -              3,413
                                                    -----------------    ----------------    ---------------    ---------------
                                                       $      58,899      $          351      $       (867)       $     58,383
                                                    =================    ================    ===============    ===============

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


The values of mortgage-backed securities increased since September 30, 2006, resulting in an unrealized loss of $486,000 at December 31, 2006 compared to an unrealized loss of $662,000 at September 30, 2006. Credit issues are not considered to be a significant factor relative to the current unrealized losses.

Included in marketable equity securities are government sponsored agency preferred stocks of $3.1 million at both December 31, 2006 and September 30, 2006. The Company recorded a non-cash impairment charge of $948,000 ($626,000 net of tax) during the year ended September 30, 2005 for the decline in the value determined to be other-than temporary. The value of these securities subsequently improved resulting in an unrealized gain of $348,000 at December 31, 2006.


During the fiscal year ended September 30, 2002, a write down was recorded of $895,000 on a $1.0 million WorldCom, Inc. corporate debt security. This security was sold in October 2002 for $160,000. During the quarter ended December 31, 2006, a payment of $16,000 was received for the initial distribution of funds recovered by the U.S. Securities and Exchange Commission in its action against WorldCom, Inc. Another payment was received of $361,000 representing an initial distribution of funds recovered in the federal securities class action law suit brought on behalf of purchasers of WorldCom, Inc. securities. These amounts were recorded as a recovery of loss on securities during the quarter ended December 31, 2006. An additional distribution may occur depending upon the resolution of disputed claims, appeals from court determinations and additional administrative expenses, interest and taxes incurred by the settlement funds.

NOTE 5 - LOANS RECEIVABLE

Loans receivable at December 31, 2006 and September 30, 2006 are summarized as follows:

                                                                                        December 31,            September 30,
                                                                                            2006                     2006
                                                                                    ---------------------    ---------------------
                                                                                                   (in thousands)
Residential mortgage loans
          Secured by one to four family residences                                     $         179,097        $          174,397

          Construction loans                                                                      18,314                   22,232
          Other                                                                                    3,042                    3,090

                                                                                    ---------------------    ---------------------
                                                                                                 200,453                  199,719

          Net deferred loan fees                                                                   (493)                    (498)
          Construction and other mortgage loans in process (undisbursed)                             162                     (27)

                                                                                    ---------------------    ---------------------
               Total residential mortgage loans                                                  200,122                  199,194

Commercial loans

          Commercial real estate                                                       $          85,057         $         84,653
          Commercial                                                                              49,183                   49,958

                                                                                    ---------------------    ---------------------
                                                                                    ---------------------    ---------------------
                                                                                                 134,240                  134,611
          Net deferred loan fees                                                                   (194)                    (209)
          Commercial and real estate loans in process                                                900                       12
                                                                                    ---------------------    ---------------------
               Total commercial loans                                                            134,946                  134,414

Consumer loans
          Home equity and second mortgage                                              $          39,850         $         37,779
          Other                                                                                    8,263                    7,776
                                                                                    ---------------------    ---------------------
                                                                                                  48,113                   45,555
          Home equity and other loans in process                                                     101                       59
                                                                                    ---------------------    ---------------------
               Total consumer loans                                                               48,214                   45,614

                                                                                    ---------------------    ---------------------
Total loans receivable                                                                  $        383,282         $        379,222
                                                                                    =====================    =====================



Activity in the allowance for loan losses is summarized as follows for the three months ended December 31, 2006 and 2005.


                                                                                       December 31,            December 31,
                                                                                           2006                    2005

                                                                                   ---------------------   ---------------------
                                                                                                  (in thousands)

Balance at beginning of period                                                     $              7,230    $              6,388
     Provision for (recovery of) loan losses                                                    (1,128)                   2,055
     Charge-offs                                                                                  (450)                     (8)
     Recoveries                                                                                      11                       1
                                                                                   ---------------------   ---------------------
Balance at end of period                                                           $              5,663    $              8,436
                                                                                   =====================   =====================








NOTE 5 - LOANS RECEIVABLE (continued)

                                                                                       Quarter Ended               Year Ended
                                                                                        December 31,              September 30,

Impaired loans were as follows:                                                             2006                      2006

                                                                                    ---------------------     ----------------------
                                                                                                    (in thousands)


Period end loans with no allocated allowance for loan losses                              $          840                     $  873
Period end loans with allocated allowances for loan losses                                         3,714                      6,052

                                                                                    ---------------------     ----------------------

Total impaired loans                                                                       $       4,554                  $   6,925

                                                                                    =====================     ======================

Amount of the allowance for loan losses allocated                                          $       2,828                  $   4,337

Average of impaired loans                                                                          6,508                      8,270

Interest income recognized during impairment                                                           7                        165

Cash-basis interest income recognized during impairment                                                7                        159


Impaired loans decreased during the quarter ended December 31, 2006 primarily due to the activity of two commercial loan customers. A payoff was received from an impaired loan with a balance of approximately $1.4 million at September 30, 2006 and an allowance for loan losses allocation of $611,000. The resolution of this problem loan resulted in a provision recovery of $160,000 of the $611,000 allowance for loan losses allocation and a charge-off of $451,000 during the quarter ended December 31, 2006. The second commercial loan and the largest loan relationship included in impaired loans paid approximately $898,000 during the quarter ended December 31, 2006. The loan balance was $3.1 million at September 30, 2006 and $2.2 million at December 31, 2006 with an equivalent amount of allowance for loan losses allocation. As of December 31, 2006, the Bank and the commercial loan customer were negotiating a forbearance agreement to provide for full payment of the outstanding debt. However, the Bank maintained the $2.2 million allowance for the loan losses allocation based upon the history of unreliable and inconsistent financial reporting and cash flows of the customer's business. The actual loss on this loan relationship may vary significantly from the current estimate contingent upon the borrower's compliance with the terms of the forbearance agreement.



Non-performing loans were as follows:

                                                                                       December 31,             September 30,
                                                                                           2006                      2006

                                                                                   ----------------------    ---------------------
                                                                                                   (in thousands)


Loans past due over 90 days still on accrual status                                    $               -                  $   619
Non-accrual loans                                                                                  6,718                    6,390

                                                                                   ----------------------    ---------------------
                                                                                   ----------------------    ---------------------

     Total non-performing loans                                                            $       6,718                 $  7,009

                                                                                   ======================    =====================


NOTE 6 - FORECLOSED REAL ESTATE


During the quarter ended December 31, 2006, the company sold a building that was included as foreclosed real estate in other assets on the consolidated balance sheet. The carrying value of the foreclosed real estate was $1.1 million at December 31, 2006. The cash proceeds and a loan financed by the Bank resulted in a loss after sales costs of $9,700.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The principal business of MFB Financial has historically consisted of attracting deposits from the general public and the business community and making loans secured by various types of collateral, including real estate and general business assets. The Wealth Management Group of MFB attracts high net worth clients and offers trust, investment, insurance, broker advisory, retirement plan and private banking services. The Bank is significantly affected by prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors, including interest rates paid on competing investments, account maturities, fee structures, and level of personal income and savings. Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles. Sources of funds for lending activities of the Bank include deposits, borrowings, payments on loans, sales of loans and income provided from operations.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE  MONTHS ENDED DECEMBER 31, 2006 AND 2005

The Company's consolidated net income for the three months ended December 31, 2006 was $1.2 million or $0.84 diluted earnings per common share, compared to net loss of $397,000 or $0.29 diluted loss per share, for the three months ended December 31, 2005. MFB Corp.'s increase in earnings for the first fiscal quarter from the prior comparable period was primarily attributable to a recovery of loan losses partially offset by an increase in noninterest expense.

MFB Corp's net interest income before provision for loan losses for the three month period ended December 31, 2006 was $3.1 million compared to $3.5 million for the same period last year. The decrease was primarily due to an increase in interest expense on deposits partially offset by a reduction of FHLB advances and other borrowings interest expense. Interest expense on deposits increased to $2.6 million for the quarter ended December 2006 compared to $2.1 million for the quarter ended December 2005, while expense for borrowings declined to $1.5 million from $1.6 million for the comparable periods. Total interest income earned was $7.1 million for the quarter ended December 2006 and $7.2 million for the same quarter in 2005.

The recovery of loan losses was $1.1 million for the quarter ended December 31, 2006 compared to a provision of $2.1 for the same period last year. The recovery during the quarter ended December 31, 2006 was predominantly related to the repayment of two commercial loans which previously had a significant allowance for loan losses allocations - discussed in Note 5. The provision during the first quarter ended December 31, 2005 was primarily related to management's assessment of a commercial loan (which is the larger of the two loans discussed in Note 5) to a business experiencing difficulties with inventory management, trade accounts receivable collections, financial reporting, and operating cash flow. This loan is primarily secured by inventory and accounts receivable. During the first quarter ended December 31, 2005, the Bank updated the analysis of the value of this collateral, completed an assessment of the reliability and adequacy of accounting systems and evaluated the most recent financial performance of the business and determined that an additional charge to earnings in the amount of $2.3 million ($1.4 million net of tax) for this loan was necessary. The percentage of non-performing assets to total loans decreased from 2.18% at September 30, 2006 to 1.90% at December 31, 2006.

Noninterest income totaled $1.6 million for both quarters ending December 31, 2006 and 2005. In the quarter ended December 31, 2006, MFB recorded a gain on securities of $361,000 as a partial settlement on a WorldCom class action suit; an impairment of $49,000 was recorded for the valuation of mortgage servicing assets in the current quarter while in the prior year period a recovery of $167,000 was recorded for the valuation of mortgage servicing rights.

Noninterest expense increased to $4.2 million for the quarter ended December 31, 2006 from $3.9 million for the quarter ended December 31, 2005. The increase was primarily from increased salaries and employee benefits as well as an increase in marketing and business development expenses.


BALANCE SHEET COMPOSITION
COMPARISON OF DECEMBER 31, 2006 TO SEPTEMBER 30, 2006


The Company's total assets were $501.9 million as of December 31, 2006 compared to $496.1 million as of September 30, 2006.

Cash and cash equivalents increased from $16.3 million at September 30, 2006 to $21.7 million at December 31, 2006. Financing activities provided an increase of $4.7 million in cash, largely from an increase in deposits; investing activities and operating activities contributed $524,000 and $185,000 to cash, respectively, during the three month period.

As of December 31, 2006 total securities available for sale were $53.0 million, a decrease of $5.4 million from $58.4 million at September 30, 2006. The securities portfolio activity during the quarter ended December 31, 2006 included principal payments on mortgage-backed and related securities of $2.4 million and maturities and calls of securities available for sale of $3.3 million. There were no purchases or sales of securities during the quarter ended December 31, 2006.

Loans receivable increased from $379.2 million at September 30, 2006 to $383.3 million at December 31, 2006. Mortgage loans increased by $900,000 from $199.2 million at September 30, 2006 to $200.1 million at December 31, 2006. Commercial loans outstanding increased slightly from $134.4 million at September 30, 2006 to $134.9 million at December 31, 2006. Consumer loans, including home equity and second mortgages, increased by $2.6 million during the three month period. Diversification of the mix of loans on the balance sheet continues to be a focus to improve profit margins, control margin volatility and to appeal to a broader range of existing and potential customers.

During the first quarter ended December 31, 2006, the Company completed secondary market mortgage loan sales totaling $2.1 million and the net gains realized on these loan sales were $51,000 including $26,000 related to recording mortgage servicing rights. During the quarter ended September 30, 2006, the Company completed secondary market mortgage loan sales totaling $2.3 million and the net gains realized on these loan sales were $49,000 including $29,000 related to recording mortgage servicing rights. The loans sold this year were primarily fixed rate mortgage loans with maturities of fifteen years or longer. The sale of loan production serves as a source of additional liquidity and management anticipates that the Company will continue to deliver fixed rate loans to the secondary market to meet consumer demand, manage interest rate risk, and diversify the asset mix of the Company.

The allowance for loan losses at December 31, 2006 was $5.7 million or 1.48% of loans compared to $7.2 million or 1.91% of loans at September 30, 2006 with the change due predominantly to the recovery of loan losses during the quarter. For the first quarter ended December 31, 2006, net charge-offs were $439,000 compared to $37,000 net charge-offs for the quarter ended September 30, 2006. In management's opinion, the allowance for loan losses is adequate to cover probable incurred losses at December 31, 2006.

Total liabilities increased by $4.8 million, from $457.1 million at September 30, 2006 to $461.9 million at December 31, 2006. The bank's noninterest-bearing demand deposits increased $3.2 million, and time deposits increased $3.2 million and were offset in part by a decrease in savings and NOW deposits of $1.9 million. Advances from the FHLB increased slightly to $98.0 million at December 31, 2006, from $97.1 million at September 30, 2006. As of December 31, 2006, the advances had a weighted average interest rate of 5.49% and mature over the next six years. A total of $7.0 million of the advances with a weighted average interest rate of 6.73% mature over the next twelve months.

Total shareholders' equity increased by $1.2 million to $40.1 million at December 31, 2006 compared to $38.9 million at September 30, 2006. The increase was from net income of $1.2 million, a reduction in the unrealized investment losses of $155,000, offset by dividend payout of $217,000 and treasury stock purchases of $132,000. MFB Corp's equity to assets ratio was 8.01% at December 31, 2006 compared to 7.85% at September 30, 2006. The book value of MFB Corp. stock also increased, from $29.48 at September 30, 2006 to $30.29 at December 31, 2006.


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


Liquid assets were $75.7 million as of December 31, 2006 was relatively unchanged from September 30, 2006. Cash and cash equivalents increased $5.4 million in the most recent quarter, while securities available for sale declined by the same amount. Management believes the liquidity level as of December 31, 2006 is sufficient to meet anticipated cash needs.

Short-term borrowings or long-term debt, such as Federal Home Loan Bank advances, are used to supplement other sources of funds such as deposits and to assist in asset/liability management. As of December 31, 2006, total FHLB borrowings amounted to $98.0 million and were originally used primarily to fund loan portfolio growth. The Bank had commitments to fund loan originations with borrowers totaling $88.4 million at December 31, 2006, including $74.0 million in available consumer and commercial lines and letters of credit. Certificates of deposit scheduled to mature in one year or less totaled $141.7 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient cash flow and other cash resources to meet current and anticipated loan funding commitments, deposit customer withdrawal requirements and operating expenses.


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



The Bank's actual capital and required capital amounts and ratios at December 31, 2006 and September 30, 2005 are presented below:
                                               Actual                     Requirement for Capital               Requirement to be
                                               ------

                                                                                                              Well Capitalized Under
                                                                                                                Prompt Corrective
                                                                             Adequacy Purposes                  Actual Provisions
                                    Amount         Ratio          Amount          Ratio               Amount            Ratio
                                    ------         -----          ------          -----               ------            -----

As of December 31, 2006
Total capital
  (to risk weighted assets)        $ 44,273        13.07%         $ 27,091          8.00%             $ 33,864           10.00%

Tier 1 (core) capital

  (to risk weighted assets)          41,795        12.20            13,546          4.00                20,318            6.00

Tier 1 (core) capital
  (to adjusted total assets)         41,795         8.44            19,819          4.00                24,774             5.00

As of September 30, 2006
Total capital
  (to risk weighted assets)        $ 43,221        12.96%         $ 26,688          8.00%             $ 33,360            10.00%
Tier 1 (core) capital
  (to risk weighted assets)          40,859        12.10            13,344          4.00                20,016             6.00
Tier 1 (core) capital
  (to adjusted total assets)         40,859         8.34            19,604          4.00                24,506             5.00


As of December 31, 2006, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.


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


As part of its efforts to monitor and manage interest rate risk, the Company uses the Net Portfolio Value ("NPV") methodology adopted by the Office of Thrift Supervision (OTS) as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance-sheet contracts. Management and the Board of Directors review the OTS measurements on a quarterly basis to determine whether the Company's interest rate exposure is within the limits established by the Board of Directors in the Company's interest rate risk policy. In Management's opinion, there have been no significant shifts in position since September 30, 2006.

The Company's asset/liability management strategy dictates acceptable limits on the amounts of change in NPV given certain changes in interest rates. The table presented here, as of September 30, 2006, is an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 200 basis points (due to the low interest rate environment at September 30, 2006, data was not available from the OTS for the shift downward in rates 300 basis points).

As illustrated in the September 30, 2006 table below, the Company's interest rate risk is sensitive to rising rates and positively impacted by declining rates. The decline in NPV with a rate increase is due to the relative volume of mortgage assets with fixed rate characteristics over the volume of liabilities with fixed rate characteristics.


                                                     September 30, 2006

  Change in
 Interest Rates                                                                           NPV as % of Portfolio
   In Basis                                           Net Portfolio Value                     Value of Assets
    Points                                                                                             NPV
(Rate Shock) (1)             $ Amount           $ Change          % Change             Ratio        Change (1)
----------- ---              --------           --------          --------             -----        ---------
                             (Dollars in Thousands)

          +300               $   39,710        $ (16,488)         (29)%              8.24%          (291) bp
          +200                   45,865          (10,333)         (18)               9.36           (178) bp
          +100                   51,391            (4,807)         (9)              10.33            (81) bp
             0                   56,198                -            -               11.14              -
          (100)                  58,682            2,484            4               11.51             37  bp
          (200)                  59,723            3,524            6               11.62              48 bp


 (1) Expressed in basis points


Specifically, the September 30, 2006 table indicates that the Company's NPV was $56.2 million or 11.14% of the market value of portfolio assets. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $10.3 million or 18% decrease in the Company's NPV and would result in a 178 basis point decrease in the Company's NPV ratio to 9.36%. Also, an immediate 200 basis point decrease in market interest rates would result in a $3.5 million increase in the Company's NPV, and a 48 basis point increase in the Company's NPV ratio to 11.62%.


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


The Board of Directors and management of the Company believe that certain factors afford the Company the ability to operate successfully despite its exposure to interest rate risk. The Company manages its interest rate risk by originating and selling the majority of its fixed rate one-to-four family real estate loans. While the Company generally originates adjustable rate mortgage loans for its own portfolio, fixed rate first mortgage loans may be retained in the portfolio from time to time. Loans classified as held for sale were $675,000 at December 31, 2006 and there were no loans classified as held for sale at September 30, 2006. The Company retains the servicing on the majority of loans sold in the secondary market and, at December 31, 2006, $191.7 million in such loans were being serviced for others.


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

Item 1.    Legal Proceedings

           None

Item 1A. Risk Factors

           Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.


The following table provides information about purchases by the company pursuant to a previously announced buyback program with respect to its Common Stock during the three months ended December 31, 2006:

                                      Total                              Total Number of              Approximate Number
                                     Number                             Shares Purchased              of Shares that May
                                    of Shares        Average           as part of Publicly             Yet be Purchased
            Period                  Purchased       Price Paid        Announced Program (1)           Under the Program

October 1-31, 2006                    3,574          $32.15                          3,574                        15,220

November 1-30, 2006                     399          $34.04                            399                        14,821

December 1-31, 2006                     100          $36.04                            100                        14,721


Total                                 4,073                                          4,073


(1) On February 2, 2006, the Company announced in a press release that the board of directors had authorized a stock repurchase program to purchase up to 5%, or approximately 67,000 shares of outstanding stock.



Item 3.    Defaults Upon Senior Securities.

           None

Item 4.    Submission of Matters to a Vote of Security Holders


           None


Item 5.   Other Information.

           None

Item 6.    Exhibits.

3  (2) Code of By-Laws of MFB Corp. are incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed December 12, 2006
31(1) Certification required by 17 C.F.R. ss. 240.13a-14(a).
31(2) Certification required by 17 C.F.R. ss. 140.13a-14(a).

32    Certification pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2005.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MFB CORP.




Date:                                       By   /s/ Charles J. Viater
                                              ---------------------------------
                                                      Charles J. Viater
                                          President and Chief Executive Officer



Date:                                      By   /s/ Terry L Clark
                                            -----------------------------------
                                                        Terry L. Clark
                            Executive Vice President and Chief Financial Officer

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




     Date: 1/19/07              /s/ Charles J. Viater
                                ------------------------------------------------
                                              Charles J. Viater
                                           Chief Executive Officer

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



     Date: 1/19/07                      /s/ Terry L. Clark
                                        --------------------------------------
                                                    Terry L. Clark
                                              Chief Financial Officer







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


         Signed this 19 day of January, 2007.





/s/Terry L Clark                                        /s/ Charles J. Viater
Terry L. Clark                                                Charles J. Viater

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