Form 10-Q
period 2007-03-31
MFB CORP
filed 2007-04-25
CIK 916396

Microsoft Word 10.0.6612;








18


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED March 31, 2007


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

     Large accelerated filer __             Accelerated filer __

            Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
      Yes __                                                    No  X


The number of shares of the registrant's common stock, without par value, outstanding as of April 20, 2007 was 1,315,771.







                             MFB CORP. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX


                                                                                                               Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

       Consolidated Balance Sheets

       March 31, 2007 (Unaudited) and September 30, 2006                                                          3


       Consolidated Statements of Income (Unaudited)

       Three and Six Months Ended March 31, 2007 and 2006                                                          4


       Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

       Three and Six Months Ended March 31, 2007 and 2006                                                          5


       Consolidated Statements of Cash Flows (Unaudited)

       Six Months Ended March 31, 2007 and 2006                                                                    6

       Notes to (Unaudited) Consolidated Financial Statements March 31, 2007                                       7


   Item 2.  Management's Discussion and Analysis of Financial Condition
                 And Results of Operations

       General                                                                                                    12


        Results of Operations
  12


        Balance Sheet Composition                                                                                 13

        Liquidity and Capital Resources                                                                           14

   Item 3. Quantitative and Qualitative Disclosures about Market Risk                                             15

   Item 4. Controls and Procedures                                                                                17

   Part II.  Other Information


   Items 1-6                                                                                                      18


   Signatures                                                                                                     19

   Certifications                                                                                                 20



                            MFB CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                March 31, 2007 (UNAUDITED) and September 30, 2006

                     (in thousands except share information)

                                                                                              March 31,           September 30,
                                                                                                 2007                 2006
                                                                                           -----------------    ------------------
                                                                                           -----------------    ------------------
Assets

Cash and due from financial institutions                                                         $   15,570             $  13,318
Interest-bearing deposits in other financial institutions - short term                                8,907                 2,971

                                                                                           -----------------    ------------------
     Total cash and cash equivalents                                                                 24,477                16,289

Securities available for sale                                                                        47,902                58,383
FHLB Stock and other investments                                                                     10,371                10,939




Mortgage loans                                                                                      198,556               199,194
Commercial loans                                                                                    140,584               134,414
Consumer loans                                                                                       48,311                45,614

                                                                                           -----------------    ------------------
                                                                                           -----------------    ------------------

     Loans receivable                                                                               387,451               379,222
     Less: allowance for loan losses                                                                (5,378)               (7,230)

                                                                                           -----------------    ------------------

          Loans receivable, net                                                                     382,073               371,992

Premises and equipment, net                                                                          19,045                19,477
Mortgage servicing rights                                                                             2,261                 2,366
Cash surrender value of life insurance                                                                6,356                 6,237
Goodwill                                                                                              1,970                 1,970
Other intangible assets                                                                               1,505                 1,699
Other assets                                                                                          5,608                 6,720

                                                                                           -----------------    ------------------

               Total Assets                                                                      $  501,568      $        496,072

                                                                                           =================    ==================
Liabilities and Shareholders' Equity
Liabilities
     Deposits
          Noninterest-bearing demand deposits                                                    $   36,336            $   30,031
          Savings, NOW and MMDA deposits                                                            133,430               129,233
          Time deposits                                                                             184,282               186,979
                                                                                           -----------------    ------------------
               Total deposits                                                                       354,048               346,243


     FHLB advances                                                                                   97,482                97,053
     Loans from correspondent banks                                                                       -                 4,500
     Subordinated debentures                                                                          5,000                 5,000
     Accrued expenses and other liabilities                                                           4,183                 4,337

                                                                                           -----------------    ------------------
          Total liabilities                                                                         460,713               457,133

Shareholders' equity
     Common stock, no par value: 5,000,000 shares authorized;
          shares issued: 1,689,417 - 03/31/07 and 9/30/06;
          shares outstanding: 1,319,271 - 03/31/07 and 1,320,844 - 09/30/06                          12,477                12,421
     Retained earnings - substantially restricted                                                    36,975                35,479
     Accumulated other comprehensive income (loss),
          net of tax of $82 - 03/31/07 and ($175) - 09/30/06                                           159                  (341)
     Treasury stock: 370,146 common shares - 03/31/07 and                                           (8,756)               (8,620)
           368,573 common shares - 09/30/06, at cost
                                                                                           -----------------    ------------------
          Total shareholders' equity                                                                 40,855                38,939
                                                                                           -----------------    ------------------

               Total Liabilities and Shareholders' equity                                        $  501,568            $  496,072

                                                                                           =================    ==================


   See accompanying notes to (unaudited) consolidated financial statements

                             MFB CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               Three and Six Months Ended March 31, 2007 and 2006
                   (in thousands except per share information)


                                                                          Three Months Ended            Six Months Ended
                                                                              March 31,                    March 31,
                                                               2007                 2006                 2007                 2006
 Interest income

    Loans receivable, including fees                        $    6,509     $         6,027            $   12,816          $   12,069
    Securities                                                     690                 805                 1,430               1,578
    Other interest-bearing assets                                  138                 282                   203                 632



          Total interest income                                  7,337               7,114                14,449              14,279

Interest expense

    Deposits                                                     2,567               2,221                 5,148               4,285
    FHLB advances and other borrowings                           1,421               1,479                 2,892               3,123


          Total interest expense                                 3,988               3,700                 8,040               7,408


Net interest income                                              3,349               3,414                 6,409               6,871
Provision for loan losses                                        (228)               (154)               (1,356)               1,901


Net interest income after provision for
     loan losses                                                 3,577               3,568                 7,765               4,970
Noninterest income

     Service charges on deposit accounts                           767                 796                 1,618               1,661
     Trust fee income                                              160                 126                   271                 226
     Insurance commissions                                          15                  43                    23                  91
     Net realized gains from sales of loans                         93                  86                   144                 171
     Mortgage servicing asset recovery (impairment)                 29                 (1)                  (20)                 166
     Net gain on securities available for sale                      16                   -                   377                   -
     Other income                                                  344                 411                   632                 701



          Total noninterest income                               1,424               1,461                 3,045               3,016

Noninterest expense

     Salaries and employee benefits                              2,016               1,909                 4,128               3,871
     Occupancy and equipment expenses                              802                 869                 1,603               1,665
     Professional and consulting fees                              179                 205                   397                 367
     Data processing expense                                       208                 211                   415                 425
     Other expense                                                 780                 762                 1,658               1,539


          Total noninterest expense                              3,985               3,956                 8,201               7,867

Income before income taxes                                       1,016               1,073                 2,609                 119
Income tax expense (benefit)                                       235                 258                   677               (299)



Net income                                                 $       781    $            815            $    1,932            $    418




Basic earnings per common share                           $       0.59      $         0.60            $     1.46           $    0.31
Diluted earnings per common share                         $       0.57      $         0.59            $     1.41           $    0.30
Cash dividends declared                                   $       0.165     $        0.135            $    0.330           $   0.260







   See accompanying notes to (unaudited) consolidated financial statements

                              MFB CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                        SHAREHOLDERS' EQUITY (UNAUDITED)

               Three and Six Months Ended March 31, 2007 and 2006

                                 (in thousands)

                                                              Three Months Ended                        Six Months Ended

                                                          2007                  2006                 2007                 2006



Balance at beginning of period                             $   40,095           $   37,811            $   38,939          $   38,673
Stock based compensation expense                                    7                   15                    21                  29
Treasury stock purchased                                        (171)                (363)                 (303)               (363)
Stock options exercised - issuance
of              treasury stock                                     15                    -                   163                   -
Tax benefit related to employee stock
       options exercised                                            -                    -                    37                   -
Cash dividends declared                                         (218)                (183)                 (435)               (352)

Comprehensive income:
     Net income                                                   781                  815                 1,932                 418
     Other comprehensive income (loss), net
     of tax                                                       346                  208                   501               (102)

                                                    -----------------    -----------------    ------------------   -----------------
                                                    -----------------    -----------------    ------------------   -----------------

         Total comprehensive income                             1,127                1,023                 2,433                 316

                                                    -----------------    -----------------    ------------------   -----------------
                                                    -----------------    -----------------    ------------------   -----------------


Balance at end of period                                   $   40,855           $   38,303            $   40,855          $   38,303

                                                    =================    =================    ==================   =================



























      See accompanying notes to (unaudited)
        consolidated financial statements


            MFB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

     Six Months Ended March 31, 2007 and 2006
                  (in thousands)

                                                                                                     Six Months Ended
                                                                                                        March 31,


                                                                                                     2007              2006
Cash flows from operating activities

Net income                                                                                      $    1,932           $     418

Adjustments to reconcile net income to net cash from operating activities:

     Depreciation and amortization, net of accretion                                                   703               950
     Provision for loan losses                                                                     (1,356)             1,901
     Net realized gains from sales of loans                                                          (144)             (171)
     Amortization of mortgage servicing rights                                                         166               147
     Amortization of intangible assets and purchase adjustments                                        151                45
     Origination of loans held for sale                                                            (5,626)           (7,753)
     Sale of other real estate owned property                                                        1,113                 -
     Impairment (recovery) of mortgage servicing rights                                                 20             (166)
     Proceeds from sales of loans held for sale                                                      6,364             7,823
     Equity in loss of investment in limited partnership                                               122                92
     Stock-based compensation                                                                           21                29
     Appreciation in cash surrender value of life insurance                                          (119)             (108)



     Net change in:

          Accrued interest receivable                                                                   61              (53)
          Other assets                                                                               (254)           (1,255)
          Accrued expenses and other liabilities                                                     (301)             (322)

                                                                                              -------------    --------------

Net cash provided in operating activities                                                            2,853             1,577


Cash flows from investing activities
     Net change in loans receivable                                                                (9,536)            13,379

     FHLB stock redemption                                                                             446                 -
     Proceeds from:

          Net cash received in settlement                                                                -               453
          Principal payments of mortgage-backed and related securities                               4,372             6,476
          Maturities and calls of securities available for sale                                      6,840             5,000

     Purchase of:

          Securities available for sale                                                                  -          (12,970)

          Premises and equipment                                                                     (251)             (660)

                                                                                              -------------    --------------
                                                                                              -------------    --------------
Net cash provided in investing activities                                                            1,871            11,678

Cash flows from financing activities

     Purchase of treasury stock                                                                      (303)             (363)
     Net change in deposits                                                                          7,805          (12,808)
     Proceeds from FHLB advances                                                                    30,585                 -
     Repayment of FHLB advances                                                                   (30,035)          (15,950)
     Repayment of other borrowings                                                                 (4,500)                 -
     Proceeds from exercise of stock options                                                           163                 -
     Tax benefit from exercise of stock options                                                         37                 -
     Net change in advances from borrowers for taxes and insurance                                     147               282
     Cash dividends paid                                                                             (435)             (352)

                                                                                              -------------    --------------
                                                                                              -------------    --------------

Net cash provided (used) in financing activities                                                     3,464          (29,191)

                                                                                              -------------    --------------
                                                                                              -------------    --------------
     Net change in cash and cash equivalents                                                         8,188          (15,936)
     Cash and cash equivalents at beginning of period                                               16,289            54,209
                                                                                              -------------    --------------
                                                                                              -------------    --------------

Cash and cash equivalents at end of period                                                    $     24,477        $   38,273

                                                                                              -------------    --------------
                                                                                              -------------    --------------
Supplemental disclosures of cash flow information Cash paid during the period for:
          Interest                                                                             $     7,786       $     7,035
          Income taxes                                                                               1,002               507
Supplemental schedule of noncash investing activities:
      Transfer from:
          Loans receivable to loans held for sale                                                        $                 $
                                                                                                       531                 -
          Loans receivable to other real estate owned                                                   65                 -


                              MFB CORP. AND SUBSIDIARIES
             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007

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

Basis of Presentation: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of the financial statements. In the opinion of management, the consolidated financial statements contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of March 31, 2007 and September 30, 2006, the consolidated statements of income, the condensed consolidated statements of changes in shareholders' equity for the three and six months ended March 31, 2007 and 2006 and the consolidated statements of cash flows for the six months ended March 31, 2007 and 2006. All significant intercompany transactions and balances are eliminated in consolidation.


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

The computations of basic earnings per common share and diluted earnings per common share for the three and six month periods ended March 31, 2007 and 2006 are presented below.


                                                                     Three Months Ended          Six Months Ended
                                                                         March 31,                         March 31,
(in thousands except per share information)
                                                                     2007            2006            2007             2006
                                                                  -----------     -----------    -------------    -------------
                                                                  -----------     -----------    -------------    -------------

Basic Earnings Per Common Share
Numerator
         Net income                                                   $  781           $ 815          $ 1,932        $     418
                                                                  ===========     ===========    =============    =============

Denominator
         Weighted average common shares
         outstanding for basic earnings per
         common share                                                  1,323           1,352            1,320            1,354
                                                                  ===========     ===========    =============    =============

Basic Earnings Per Common Share                                      $  0.59          $ 0.60           $ 1.46        $    0.31
                                                                  ===========     ===========    =============    =============


Diluted Earnings Per Common Share
Numerator
         Net income                                                   $  781           $ 815          $ 1,932        $     418
                                                                  ===========     ===========    =============    =============

Denominator
         Weighted average common shares
         outstanding for basic earnings per

         common share                                                  1,323           1,352            1,320            1,354
         Add: Dilutive effects of assumed exercises       of
         stock options                                                    50              47               52               41

                                                                  -----------     -----------    -------------    -------------
         Weighed average common and dilutive
         potential common shares outstanding                           1,373           1,399            1,372            1,395
                                                                  ===========     ===========    =============    =============


Diluted Earnings Per Common Share                                     $ 0.57          $ 0.59           $ 1.41        $    0.30

                                                                  ===========     ===========    =============    =============




Stock options for 17,000 common shares for the three and six months ended March 31, 2007 were not considered in computing diluted earnings per share because they were antidilutive. Stock options for 24,000 common shares for the three and six months ended March 31, 2006 were not considered in computing diluted earnings per share because they were antidilutive.

NOTE 3 - SECURITIES


The amortized cost and fair value of securities available for sale are as follows:


                                                                                                   March 31, 2007
                                                                                                   --------------
                                                                                                (in thousands)

                                                                              Gross              Gross
                                                       Amortized           Unrealized          Unrealized            Fair
                                                          Cost                Gains              Losses             Value
Debt securities
     U.S. Government and federal agencies          $           9,997      $           3     $         (25)      $        9,975

     Municipal bonds                                             171                   -                  -                171
     Mortgage-backed                                          29,470                  49              (397)             29,122
     Corporate notes                                           4,971                   1               (78)              4,894

                                                    -----------------    ----------------    ---------------    ---------------

                                                              44,609                  53              (500)             44,162
Marketable equity securities                                   3,052                 688                  -              3,740

                                                    -----------------    ----------------    ---------------    ---------------

                                                    $         47,661     $           741      $       (500)     $       47,902

                                                    =================    ================    ===============    ===============

                                                                                              September 30, 2006
                                                                                              ------------------
                                                                                                    (in thousands)
                                                                              Gross              Gross
                                                       Amortized           Unrealized          Unrealized            Fair
                                                          Cost                Gains              Losses             Value
Debt securities
     U.S. Government and federal agencies             $       14,392     $             2     $         (72)     $       14,322
     Municipal bonds                                             337                   1                  -                338
     Mortgage-backed                                          33,839                  18              (662)             33,195
     Corporate notes                                           7,246                   2              (133)              7,115
                                                    -----------------    ----------------    ---------------    ---------------
                                                              55,814                  23              (867)             54,970
Marketable equity securities                                   3,085                 328                  -              3,413
                                                    -----------------    ----------------    ---------------    ---------------
                                                       $      58,899      $          351      $       (867)       $     58,383
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


The values of mortgage-backed securities have increased since September 30, 2006, resulting in net unrealized losses of $348,000 at March 31, 2007 compared to net unrealized losses of $644,000 at September 30, 2006. Credit issues are not considered to be a significant factor relative to the current unrealized losses.

Included in marketable equity securities are government sponsored agency preferred stocks of $3.1 million at both March 31, 2007 and September 30, 2006. The Company recorded a non-cash impairment charge of $948,000 ($626,000 net of tax) during the year ended September 30, 2005 for the decline in the value determined to be other-than temporary. The value of these securities has subsequently improved, resulting in an unrealized gain of $688,000 at March 31, 2007.

During the fiscal year ended September 30, 2002, a write down was recorded of $895,000 on a $1.0 million WorldCom, Inc. corporate debt security. This security was sold in October 2002 for $160,000. During the quarter ended March 31, 2007, a payment of $16,000 was received from the funds recovered by the U.S. Securities and Exchange Commission in its class action law suit against WorldCom, Inc. During the quarter ended December 31, 2006, a separate payment of $361,000 was received from the funds recovered in the federal securities class action law suit brought on behalf of purchasers of WorldCom, Inc. Future distributions may occur depending upon the resolution of disputed claims, appeals from court determinations, and additional administrative expenses, interest and taxes incurred by the settlement funds.

NOTE 4 - LOANS RECEIVABLE


Loans receivable at March 31, 2007 and September 30, 2006 are summarized as follows:

                                                                                         March 31,              September 30,
                                                                                            2007                     2006
                                                                                    ---------------------    ---------------------
                                                                                                   (in thousands)
Residential mortgage loans
          Secured by one to four family residences                                  $            178,109       $          174,397

          Construction loans                                                                      17,685                   22,232
          Other                                                                                    3,458                    3,090

                                                                                    ---------------------    ---------------------
                                                                                                 199,252                  199,719
          Net deferred loan fees                                                                   (484)                    (498)
          Construction and other mortgage loans in process (undisbursed)                           (212)                     (27)
                                                                                    ---------------------    ---------------------
               Total residential mortgage loans                                                  198,556                  199,194

Commercial loans
          Commercial real estate

                                                                                                  90,959                   84,653

          Commercial                                                                              49,838                   49,958
                                                                                    ---------------------    ---------------------
                                                                                    ---------------------    ---------------------

                                                                                                 140,797                  134,611

          Net deferred loan fees                                                                   (213)                    (209)
          Commercial and real estate loans in process                                                  -                       12
                                                                                    ---------------------    ---------------------

               Total commercial loans                                                            140,584                  134,414


Consumer loans
          Home equity and second mortgage
                                                                                                  40,359                   37,779
          Other                                                                                    7,891                    7,776
                                                                                    ---------------------    ---------------------
                                                                                                  48,250                   45,555
          Home equity and other loans in process                                                      61                       59
                                                                                    ---------------------    ---------------------
               Total consumer loans                                                               48,311                   45,614

                                                                                    ---------------------    ---------------------

Total loans receivable                                                                  $        387,451         $        379,222

                                                                                    =====================    =====================



Activity in the allowance for loan losses is summarized as follows for the six months ended March 31, 2007 and 2006.


                                                                                        March 31,               March 31,
                                                                                           2007                    2006

                                                                                   ---------------------   ---------------------
                                                                                                  (in thousands)

Balance at beginning of period                                                              $     7,230              $    6,388
     Provision for loan losses                                                                  (1,356)                   1,901
     Charge-offs                                                                                  (510)                   (103)
     Recoveries                                                                                      14                       2
                                                                                   ---------------------   ---------------------
Balance at end of period                                                                    $     5,378              $    8,188
                                                                                   =====================   =====================


                                                                                       Quarter Ended               Year Ended
                                                                                         March 31,                September 30,
Impaired loans were as follows:                                                             2007                      2006
                                                                                    ---------------------     ----------------------
                                                                                                    (in thousands)


Period end loans with no allocated allowance for loan losses                               $       1,262                $       873
Period end loans with allocated allowances for loan losses                                         3,461                      6,052

                                                                                    ---------------------     ----------------------

Total impaired loans                                                                       $       4,723             $        6,925

                                                                                    =====================     ======================


Amount of the allowance for loan losses allocated                                          $       2,572             $        4,337

Average of impaired loans                                                                          4,457                      8,270


Interest income recognized during impairment                                                           2                        165

Cash-basis interest income recognized during impairment                                                -                        159


Impaired loans decreased during the quarter ended March 31, 2007 primarily due to the activity of one commercial loan customer. A payment was received from an impaired loan with a balance of approximately $2.2 million at December 31, 2006. This commercial loan and the largest loan relationship included in impaired loans paid approximately $250,000 during the quarter ended March 31, 2007. The loan balance was approximately $2.0 million at March 31, 2007 with an equivalent amount of allowance for loan losses allocation. The Bank maintained the $2.0 million allowance for the loan losses allocation based upon the history of unreliable and inconsistent financial reporting and cash flows of the customer's business. The actual loss on this loan relationship may vary significantly from the current estimate contingent upon the borrower's compliance with the terms of the forbearance agreement.



Non-performing loans were as follows:

                                                                                         March 31,              September 30,
                                                                                           2007                      2006

                                                                                   ----------------------    ---------------------
                                                                                                   (in thousands)


Loans past due over 90 days still on accrual status                                   $               20                  $   619
Non-accrual loans                                                                                  5,874                    6,390

                                                                                   ----------------------    ---------------------

Restructured loans                                                                                   446                        -

                                                                                   ----------------------    ---------------------
                                                                                   ----------------------    ---------------------

     Total non-performing loans                                                            $       6,340                 $  7,009

                                                                                   ======================    =====================

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

The Company's earnings are primarily dependent upon the Bank's net interest income, the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on such loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on such deposits and borrowings. The Company's earnings are also affected by the Bank's provisions for loan losses, service charges and fee income, gains from sales of loans, valuation and fees related to mortgage loan servicing operations, income from subsidiaries' activities, operating expenses and income taxes.


RESULTS OF OPERATIONS

COMPARISON OF THREE AND SIX  MONTHS ENDED MARCH 31, 2007 AND 2006

The Company's consolidated net income for the three months ended March 31, 2007 was $781,000 or $0.57 diluted earnings per common share, compared to net income of $815,000 or $0.59 diluted loss per share, for the three months ended March 31, 2006. MFB Corp.'s decrease in earnings for the second fiscal quarter from the prior comparable period was primarily attributable to a decrease in net interest income which is the difference between interest income and interest expense. The Company's consolidated net income for the six months ended March 31, 2007 was $1.9 million or $1.41 diluted earnings per common share, compared to net income of $418,000 or $0.30 diluted earnings per share, for the six months ended March 31, 2006. The increase from the six month period ended March 31, 2006 to that of March 31, 2007 was primarily attributable to a negative provision for loan losses partially offset by a decrease in net interest income and an increase in noninterest expense.

MFB Corp's net interest income before provision for loan losses for the three month period ended March 31, 2007 was $3.3 million compared to $3.4 million for the same period last year. For the six month periods ended March 31, 2007 and 2006, net interest income was $6.4 million and $6.9 million, respectively. The decrease was due to an increase in interest expense on deposits, partially offset by an increase in interest income and reduced FHLB advance interest and other borrowings expense. Interest expense on deposits increased to $2.6 million for the quarter ended March 31, 2007 compared to $2.2 million for the same quarter in 2006, and increased to $5.1 million from $4.3 million for the comparable six month periods. Interest income rose to $7.3 million compared to $7.1 million for the three months ended March 31, 2006 and for the six months ended March 31, 2007 and March 31, 2006 was $14.4 million and $14.3 million, respectively. Interest expense on FHLB advances and other borrowings declined to $1.4 million for the March 2007 quarter compared to $1.5 million in March 2006, and to $2.9 million from $3.1 million for the respective six month periods.

The negative provision for loan losses was $1.4 million and approximately $300,000 for the respective six and three months ended March 31, 2007 compared to a provision expense of $1.9 million and $200,000 for the same respective periods last year. The recoveries during the six months ended March 31, 2007 were predominantly related to the repayment of two commercial loans which previously had a significant allowance for loan losses allocations. The provision during the six months ended March 31, 2006 was primarily related to management's assessment of a commercial loan to a business experiencing difficulties with inventory management, trade accounts receivable collections, financial reporting, and operating cash flow. This loan is primarily secured by inventory and accounts receivable. During the first quarter ended December 31, 2005, the Bank updated the analysis of the value of this collateral, completed an assessment of the reliability and adequacy of accounting systems and evaluated the most recent financial performance of the business and determined that an additional charge to earnings in the amount of $2.3 million ($1.4 million net of tax) for this loan was necessary. The percentage of non-performing assets to total loans decreased from 2.18% at September 30, 2006 to 1.68% at March 31, 2007.

Noninterest income was $1.4 million for the quarter ending March 31, 2007 and $1.5 million for the quarter ended March 31, 2006, and $3.0 million for both of the respective six month periods. For the six months ended March 31, 2007, MFB recorded a gain on securities of $377,000 as a partial settlement on a WorldCom class action suit; an impairment of $20,000 was recorded for the valuation of mortgage servicing assets in the current six month period, while in the six month period ending March 31, 2006, a recovery of $166,000 was recorded for the valuation of mortgage servicing rights.

Noninterest expense remained consistent at $4.0 million for the quarter ended March 31, 2007 and 2006. For the six month period ended March 31, 2007 noninterest expense increased to $8.2 million from $7.9 million at March 31, 2006. These increases were primarily from salaries and employee benefits.

Income tax expense for the three months ended March 31, 2007 was approximately $235,000 compared to approximately $258,000 for the same period last year due to the change in income before income taxes. Income tax expense for the six months ended March 31, 2007 was approximately $677,000 compared to an income tax benefit of approximately $299,000 for the same period last year due to the change in income before income taxes.


BALANCE SHEET COMPOSITION
COMPARISON OF MARCH 31, 2007 TO SEPTEMBER 30, 2006


The Company's total assets were $501.6 million as of March 31, 2007 compared to $496.1 million as of September 30, 2006.

Cash and cash equivalents increased from $16.3 million at September 30, 2006 to $24.5 million at March 31, 2007. Financing activities provided an increase of $3.5 million in cash, largely from an increase in deposits; investing activities and operating activities contributed $1.9 million and $2.9 million to cash, respectively, during the six month period.

As of March 31, 2007 total securities available for sale were $47.9 million, a decline of $10.5 million from $58.4 million at September 30, 2006. The securities portfolio activity during the six month period included principal payments on mortgage-backed and related securities of $4.4 million and maturities and calls of securities available for sale of $6.8 million. The Company has made no purchases or sales of securities during the last six months.

Loans receivable increased from $379.2 million at September 30, 2006 to $387.5 million at March 31, 2007. Mortgage loans decreased by $600,000 from $199.2 million at September 30, 2006 to $198.6 million at March 31, 2007. Commercial loans outstanding increased from $134.4 million at September 30, 2006 to $140.6 million at March 31, 2007. Consumer loans, including home equity and second mortgages, increased by $2.7 million during the six month period. Diversification of the mix of loans on the balance sheet continues to be a focus to improve profit margins, control margin volatility and to appeal to a broader range of existing and potential customers.

During the second quarter ended March 31, 2007, the Company completed secondary market mortgage loan sales totaling $4.2 million and the net gains realized on these loan sales were $93,000, including $52,000 related to recording mortgage servicing rights. During the quarter ended September 30, 2006, the Company completed secondary market mortgage loan sales totaling $2.3 million and the net gains realized on these loan sales were $49,000, including $29,000 related to recording mortgage servicing rights. The loans sold this year were primarily fixed rate mortgage loans with maturities of fifteen years or longer. The sale of loan production serves as a source of additional liquidity and management anticipates that the Company will continue to deliver fixed rate loans to the secondary market to meet consumer demand, manage interest rate risk, and diversify the asset mix of the Company.

The allowance for loan losses at March 31, 2007 was $5.4 million or 1.39% of loans compared to $7.2 million or 1.91% of loans at September 30, 2006 with the change due predominantly to the negative provision for loan losses during the first quarter of 2007. For the second quarter ended March 31, 2007, net charge-offs were $56,000 compared to $37,000 net charge-offs for the quarter ended September 30, 2006. In management's opinion, the allowance for loan losses is adequate to cover probable incurred losses at March 31, 2007.

Total liabilities increased by $3.6 million, from $457.1 million at September 30, 2006 to $460.7 million at March 31, 2007. The Bank's noninterest-bearing demand deposits increased $6.3 million, and savings and NOW deposits $4.2 million; time deposits decreased by $2.7 million. Advances from the FHLB were up slightly to $97.5 million at March 31, 2007, from $97.1 million at September 30, 2006. As of March 31, 2007, the advances had a weighted average interest rate of 5.50% and mature over the next five years. A total of $27.0 million of the advances with a weighted average interest rate of 5.78% mature over the next twelve months.

Total shareholders' equity increased by $1.9 million to $40.9 million at March 31, 2007 compared to $38.9 million at September 30, 2006. The increase was derived from net income of $1.9 million, and a reduction in unrealized investment losses by $500,000, offset by dividend payouts of $435,000 and treasury stock purchases of $303,000. MFB Corp's equity to assets ratio was 8.15% at March 31, 2007 compared to 7.85% at September 30, 2006, and the book value of MFB Corp. stock also increased, from $29.48 at September 30, 2006 to $30.97 at March 31, 2007.


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


Liquid assets were $73.4 million as of March 31, 2007, down slightly from $75.7 million at September 30, 2006. Cash and cash equivalents increased $8.2 million in the most recent quarter, while securities available for sale declined by $10.5 million. Management believes the liquidity level as of March 31, 2007 is sufficient to meet anticipated cash needs.

Short-term borrowings or long-term debt, such as Federal Home Loan Bank advances, are used to supplement other sources of funds such as deposits and to assist in asset/liability management. As of March 31, 2007, total FHLB borrowings amounted to $97.5 million and were originally used primarily to fund loan portfolio growth. The Bank had commitments to fund loan originations with borrowers totaling $95.3 million at March 31, 2007, including $81.0 million in available consumer and commercial lines and letters of credit. Certificates of deposit scheduled to mature in one year or less totaled $125.2 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient cash flow and other cash resources to meet current and anticipated loan funding commitments, deposit customer withdrawal requirements and operating expenses.


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

The Bank's actual capital and required capital amounts and ratios at March 31, 2007 and September 30, 2006 are presented below:

                                               Actual                     Requirement for Capital               Requirement to be
                                               ------

                                                                                                              Well Capitalized Under
                                                                                                                Prompt Corrective
                                                                             Adequacy Purposes                  Actual Provisions
                                       Amount            Ratio           Amount            Ratio             Amount            Ratio
                                       ------            -----           ------            -----             ------            -----

As of March 31, 2007
Total capital
  (to risk weighted assets)          $ 41,849          12.31%         $ 27,203           8.00%             $ 34,004           10.00%

Tier 1 (core) capital

  (to risk weighted assets)            38,970        11.33              13,601          4.00                 20,402            6.00

Tier 1 (core) capital

  (to adjusted total assets)           38,970         7.87              19,819          4.00                 24,774             5.00


As of September 30, 2006
Total capital
  (to risk weighted assets)          $ 43,221          12.96%         $ 26,688           8.00%             $ 33,360           10.00%
Tier 1 (core) capital

  (to risk weighted assets)            40,859         12.10             13,344          4.00                 20,016

                                                                                                                                6.00
Tier 1 (core) capital

  (to adjusted total assets)           40,859          8.34             19,604          4.00                 24,506           5.00


As of March 31, 2007, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.


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


As part of its efforts to monitor and manage interest rate risk, the Company uses the Net Portfolio Value ("NPV") methodology adopted by the Office of Thrift Supervision (OTS) as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance-sheet contracts. Management and the Board of Directors review the OTS measurements on a quarterly basis to determine whether the Company's interest rate exposure is within the limits established by the Board of Directors in the Company's interest rate risk policy. In Management's opinion, there have been no significant shifts in position since December 31, 2006.

The Company's asset/liability management strategy dictates acceptable limits on the amounts of change in NPV given certain changes in interest rates. The table presented here, as of December 31, 2006, is an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 200 basis points (due to the low interest rate environment at December 31, 2006, data was not available from the OTS for the shift downward in rates 300 basis points).

As illustrated in the December 31, 2006 table below, the Company's interest rate risk is sensitive to rising rates and positively impacted by declining rates. The decline in NPV with a rate increase is due to the relative volume of mortgage assets with fixed rate characteristics over the volume of liabilities with fixed rate characteristics.


                                                    December 31, 2006

  Change in
 Interest Rates                                                                       NPV as % of Portfolio
   In Basis                                          Net Portfolio Value                  Value of Assets
                                         -------------------------------------     ----------------------------
    Points                                                                                             NPV
(Rate Shock) (1)             $ Amount           $ Change          % Change             Ratio        Change (1)
----------- ---              --------           --------          --------             -----        ---------
                             (Dollars in Thousands)


          +300               $   43,277        $ (17,505)         (29)%              8.33%          (301) bp
          +200                   50,324          (10,458)         (17)              10.09           (175) bp
          +100                   56,299            (4,483)         (7)              11.12            (73) bp
             0                   60,781                -            -               11.84                  -
          (100)                  62,129            1,347            2               12.01              16 bp
          (200)                  62,325            1,543            3               11.97              13 bp


 (1) Expressed in basis points


Specifically, the December 31, 2006 table indicates that the Company's NPV was $60.8 million or 11.84% of the market value of portfolio assets. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $10.5 million or 17% decrease in the Company's NPV and would result in a 175 basis point decrease in the Company's NPV ratio to 10.09%. Also, an immediate 200 basis point decrease in market interest rates would result in a $1.5 million increase in the Company's NPV, and a 13 basis point increase in the Company's NPV ratio to 11.97%.


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


The Board of Directors and management of the Company believe that certain factors afford the Company the ability to operate successfully despite its exposure to interest rate risk. The Company manages its interest rate risk by originating and selling the majority of its fixed rate one-to-four family real estate loans. While the Company generally originates adjustable rate mortgage loans for its own portfolio, fixed rate first mortgage loans may be retained in the portfolio from time to time. The Company retains the servicing on the majority of loans sold in the secondary market and, at March 31, 2007, $189.9 million in such loans were being serviced for others.


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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.


The following table provides information about purchases by the company pursuant to a previously announced buyback program with respect to its Common Stock during the three months ended March 31, 2007:



                                      Total                              Total Number of              Approximate Number
                                     Number                             Shares Purchased              of Shares that May
                                    of Shares        Average           as part of Publicly             Yet be Purchased
            Period                  Purchased       Price Paid        Announced Program (1)           Under the Program

January 1-31, 2007                         -        $        -                        -                        14,721


February 1-28, 2007                        -        $        -                        -                        14,721


March 1-31, 2007                       5,000        $    34.13                     5,000                         9,721


Total                                  5,000                                       5,000



     On February 2, 2006, the Company announced in a press release that the board of directors had authorized a stock repurchase program to purchase up to 5%, or approximately 67,000 shares of outstanding stock.
(2) On February 23, 2007, the Company announced in a press release that the board of directors had authorized a new stock repurchase program to purchase up to 5%, or approximately 66,000 shares of outstanding stock, but no shares were repurchased under this new program during the quarter ended March 31, 2007.


Item 3.    Defaults Upon Senior Securities.

           None

Item 4.    Submission of Matters to a Vote of Security Holders


            (a) The Annual Meeting of Shareholders was held on January 16, 2007.
            (b) Each of the persons named in the proxy statement as a nominee for director was elected.
            (c) The following are the voting results on each matter which were submitted to the shareholders:

            1)   Election of Directors                              For               Against         Abstain
                                                                    -----------------------------------------
                                  Christine A. Lauber              871,223            215,542            -
                                  Edward C. Levy                   839,798            246,967            -
                                  Reginald H. Wagle                869,266            217,499            -




Item 5.   Other Information.

           None

Item 6.    Exhibits.

              31(1) Certification required by 17 C.F.R. ss. 240.13a-14(a). 31(2) Certification required by 17 C.F.R. ss. 140.13a-14(a). Certification pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2005.
              10(1) Special Termination Agreement, dated January 16, 2007, between MFB Financial and James P. Coleman III is incorporated by reference to Exhibit 10 (1) of MFB's Form
                8-K filed on January 22, 2007.
              10(2) Employment Agreement, dated January 16, 2007, between MFB
                Financial and Terry L. Clark is incorporated by reference to
                Exhibit 10 (2) of MFB's Form 8-k filed on January 22, 2007.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MFB CORP.




Date: 04/25/2007                             By /s/ Charles J. Viater
                                                 Charles J. Viater
                                         President and Chief Executive Officer



Date:04/25/2007                             By /s/ Terry L. Clark
                                               Terry L. Clark
                                            Executive Vice President and
                                              Chief Financial Officer

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




     Date: 04/25/2007                                   /s/Charles J Viater
                                                        Charles J. Viater
                                                      Chief Executive Officer

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



     Date: 04/25/2007                                   /s/ Terry L Clark
                                                           Terry L. Clark
                                                      Chief Financial Officer







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


         Signed this 25 day of April, 2007.




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