Form 10-Q
period 2007-06-30
MFB CORP
filed 2007-07-27
CIK 916396

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                         FORM 10-Q

                        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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

Large accelerated filer __    Accelerated filer __     Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in
 Rule 12b-2 of the Exchange Act).
               Yes __                                    No  X

The number of shares of the registrant's common stock, without par value, outstanding as of July 25, 2007 was 1,311,271.



                                                      MFB CORP. AND SUBSIDIARIES
                                                               FORM 10-Q

                                                                 INDEX


                                                                                                               Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

       Consolidated Balance Sheets
       June 30, 2007 (Unaudited) and September 30, 2006                                                           3

       Consolidated Statements of Income (Unaudited)
       Three and Nine Months Ended June 30, 2007 and 2006                                                          4

       Condensed Consolidated Statements of Changes in Shareholders' Equity
       (Unaudited)

       Three and Nine Months Ended June 30, 2007 and 2006                                                          5

       Consolidated Statements of Cash Flows (Unaudited)
       Nine Months Ended June 30, 2007 and 2006                                                                    6

       Notes to (Unaudited) Consolidated Financial Statements June 30, 2007                                        7

   Item 2.  Management's Discussion and Analysis of Financial Condition
                 And Results of Operations

       General                                                                                                    12

        Results of Operations                                                                                     12

        Balance Sheet Composition                                                                                 13

        Liquidity and Capital Resources                                                                           14

   Item 3. Quantitative and Qualitative Disclosures about Market Risk                                             15

   Item 4. Controls and Procedures                                                                                17

   Part II.  Other Information


   Items 1-6                                                                                                      18


Signatures                                                                                                        19

   Certifications                                                                                                 20


                                             MFB CORP. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                June 30, 2007 (UNAUDITED) and September 30, 2006
                                        (in thousands except share information)

                                                                                          June 30,                   September 30,
                                                                                             2007                         2006
                                                                                   -------------------          -------------------
Assets

Cash and due from financial institutions                                               $  14,584                    $  13,318
Interest-bearing deposits in other financial institutions - short term                     8,728                        2,971
                                                                                   -------------------          -------------------
     Total cash and cash equivalents                                                      23,312                       16,289

Securities available for sale                                                             41,955                       58,383
FHLB Stock and other investments                                                           9,808                       10,939

Loans held for sale                                                                          225                            -

Mortgage loans                                                                           200,866                      199,194
Commercial loans                                                                         147,860                      134,414
Consumer loans                                                                            49,481                       45,614
                                                                                   -------------------          -------------------

     Loans receivable                                                                    398,207                      379,222
     Less: allowance for loan losses                                                      (4,941)                      (7,230)
                                                                                   -------------------          -------------------
          Loans receivable, net                                                          393,266                      371,992

Premises and equipment, net                                                               18,728                       19,477
Mortgage servicing rights                                                                  2,270                        2,366
Cash surrender value of life insurance                                                     6,477                        6,237
Goodwill                                                                                   1,970                        1,970
Other intangible assets                                                                    1,409                        1,699
Other assets                                                                               5,669                        6,720
                                                                                    -------------------         -------------------
               Total Assets                                                           $  505,089                   $  496,072
                                                                                    ===================         ===================
Liabilities and Shareholders' Equity
Liabilities
     Deposits
          Noninterest-bearing demand deposits                                         $   38,109                   $   30,031
          Savings, NOW and MMDA deposits                                                 131,604                      129,233
          Time deposits                                                                  169,392                      186,979
                                                                                    -------------------         -------------------
               Total deposits                                                            339,105                      346,243

     FHLB advances                                                                       115,275                       97,053
     Loans from correspondent banks                                                            -                        4,500
     Subordinated debentures                                                               5,000                        5,000
     Accrued expenses and other liabilities                                                4,718                        4,337
                                                                                    -------------------         -------------------
          Total liabilities                                                              464,098                      457,133

Shareholders' equity
     Common stock, no par value: 5,000,000 shares authorized;
          shares issued: 1,689,417 - 06/30/07 and 9/30/06;
          shares outstanding: 1,311,271 - 06/30/07 and 1,320,844 - 09/30/06               12,484                       12,421
     Retained earnings - substantially restricted                                         37,601                       35,479
     Accumulated other comprehensive income (loss),
          net of tax of $(33) - 06/30/07 and ($175) - 09/30/06                               (64)                        (341)
     Treasury stock: 378,146 common shares - 06/30/07 and                                 (9,030)                      (8,620)
           368,573 common shares - 09/30/06, at cost
                                                                                    -------------------         -------------------
          Total shareholders' equity                                                       40,991                       38,939
                                                                                    -------------------         -------------------
               Total Liabilities and Shareholders' equity                             $   505,089                   $  496,072
                                                                                    ===================         ===================

         See accompanying notes to (unaudited) consolidated financial statements

                                     MFB CORP. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                           Three and Nine Months Ended June 30, 2007 and 2006
                                (in thousands except per share information)



                                                           Three Months Ended            Nine Months Ended
                                                                 June 30,                     June 30,
                                                 2007                    2006                    2007                     2006
                                             --------------          --------------         ---------------            ------------

Interest income

    Loans receivable, including fees            $   6,647            $   6,143                $   19,463                $   18,212
    Securities                                        613                  840                     2,043                     2,418
    Other interest-bearing assets                      52                  201                       255                       834
                                              -------------          --------------         ---------------            ------------

          Total interest income                     7,312                7,184                    21,761                    21,464
Interest expense
    Deposits                                        2,514                2,283                     7,662                     6,568
    FHLB advances and other borrowings              1,374                1,509                     4,266                     4,633
                                              -------------          --------------         ---------------            ------------
          Total interest expense                    3,888                3,792                    11,928                    11,201
                                              -------------          --------------         ---------------            ------------

Net interest income                                 3,424                3,392                     9,833                    10,263
Provision for loan losses                           (298)                 (35)                   (1,654)                     1,867
                                             -------------          --------------         ---------------            -------------

Net interest income after provision for
     loan losses                                    3,722                3,427                    11,487                     8,396
Noninterest income
     Service charges on deposit accounts              798                  832                     2,417                     2,493
     Trust fee income                                 142                   94                       414                       321
     Insurance commissions                              -                   38                        21                       129
     Net realized gains from sales of loans            96                   41                       239                       213
     Mortgage servicing asset recovery
        (impairment)                                   28                  (2)                         9                       163
     Net gain on securities available for sale         16                    -                       393                         -
     Gain on call of FHLB Advance                       -                  238                         -                       238
     Gain on sale of property and casualty
        insurance business                              -                  200                         -                       200
     Other income                                     336                  405                       969                     1,106
                                             -------------          --------------         ---------------            -------------

          Total noninterest income                  1,416                1,846                     4,462                     4,863
Noninterest expense
     Salaries and employee benefits                 2,023                2,003                     6,151                     5,875
     Occupancy and equipment expenses                 739                  825                     2,342                     2,490
     Professional and consulting fees                 215                  208                       612                       575
     Data processing expense                          210                  201                       625                       626
     Other expense                                    836                1,049                     2,495                     2,587
                                             -------------        ---------------          ---------------            -------------

          Total noninterest expense                 4,023                4,286                    12,225                    12,153

Income before income taxes                          1,115                  987                     3,724                     1,106
Income tax expense (benefit)                          272                  193                       949                     (106)
                                            --------------        ---------------          ---------------            -------------

Net income                                        $   843              $   794                 $   2,775                 $   1,212
                                            ==============        ===============          ===============            =============


Basic earnings per common share                   $  0.64              $  0.59                 $    2.10                 $    0.90
Diluted earnings per common share                 $  0.62              $  0.57                 $    2.03                 $    0.87

Cash dividends declared                           $ 0.165              $ 0.135                 $   0.495                 $   0.395






       See accompanying notes to (unaudited) consolidated financial statements


                                      MFB CORP. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                                   SHAREHOLDERS' EQUITY (UNAUDITED)
                            Three and Nine Months Ended June 30, 2007 and 2006
                                              (in thousands)



                                                           Three Months Ended                            Nine Months Ended
                                                        2007                   2006                    2007                   2006
                                                    ------------          -------------           --------------       ------------

Balance at beginning of period                        $   40,855             $   38,303               $   38,939         $   38,673
Stock based compensation expense                               7                     15                       28                 44
Treasury stock purchased                                    (273)                  (128)                    (575)              (491)
Stock options exercised - issuance of treasury stock
                                                               -                      -                      163                  -
Tax benefit related to employee stock options
exercised                                                      -                      -                       37                  -
Cash dividends declared                                     (217)                  (182)                    (653)              (534)

Comprehensive income:
     Net income                                              843                    794                    2,775              1,212

     Other comprehensive income (loss), net of tax          (224)                  (221)                      277              (323)
                                                    ------------          -------------           --------------       ------------

         Total comprehensive income                         619                     573                    3,052                889
                                                    ------------          -------------           --------------       ------------


Balance at end of period                              $   40,991             $   38,581               $   40,991         $   38,581
                                                    ============          ==============          ==============       ============





























   See accompanying notes to (unaudited) consolidated financial statements


                    MFB CORP. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             Nine Months Ended June 30, 2007 and 2006
                          (in thousands)

                                                                                                 Nine Months Ended
                                                                                                      June 30,
                                                                                                2007                    2006
                                                                                        ------------------      ------------------
Cash flows from operating activities
Net income                                                                                   $   2,775                $    1,212
Adjustments to reconcile net income to net cash from operating activities:
     Depreciation and amortization, net of accretion                                             1,014                     1,206
     Provision for loan losses                                                                  (1,654)                    1,867
     Net realized gains from sales of loans                                                       (239)                     (213)
     Amortization of mortgage servicing rights                                                     237                       222
     Amortization of intangible assets and purchase adjustments                                    291                       259
     Gain on call of FHLB Advance                                                                    -                      (238)
     Origination of loans held for sale                                                        (8,910)                    (9,281)
     Impairment (recovery) of mortgage servicing rights                                              9                      (163)
     Proceeds from sales of loans held for sale                                                 10,632                     9,779
     Net (gain) loss on sales of other assets                                                       51                       213
     Equity in loss of investment in limited partnership                                           184                       156
     Stock-based compensation expense                                                               28                        44
     Appreciation in cash surrender value of life insurance                                       (203)                     (202)
     Net change in accrued interest receivable                                                      15                        74
     Net change in  other assets                                                                  (154)                     (438)
     Net change in accrued expenses and other liabilities                                         (493)                     (631)
                                                                                      ------------------      ------------------
Net cash provided in operating activities                                                        3,583                     3,866

Cash flows from investing activities
     Net change in loans receivable                                                            (20,603)                   10,978
     FHLB stock redemption                                                                         446                         -
     Proceeds from net cash received in settlement                                                   -                       453
     Proceeds from principal payments of mortgage-backed and related securities                  5,970                     8,865
     Proceeds from maturities and calls of securities available for sale                        10,841                     8,500
     Proceeds from maturities of investments                                                       501                       500
     Sale of fixed assets                                                                            -                     1,986
     Purchase of securities available for sale                                                       -                   (14,970)
     Purchase of premises and equipment                                                           (290)                   (1,882)
     Purchase of life insurance                                                                    (37)                        -
                                                                                       ------------------      ------------------

Net cash provided in investing activities                                                       (3,172)                   14,430

Cash flows from financing activities
     Purchase of treasury stock                                                                   (575)                     (491)
     Net change in deposits                                                                     (7,138)                  (23,683)
     Proceeds from FHLB advances and other borrowings                                           102,755                      500
     Repayment of FHLB advances and other borrowings                                           (88,851)                  (23,590)
     Proceeds from exercise of stock options                                                        163                        -
     Tax benefit from exercise of stock options                                                      37                        -
     Net change in advances from borrowers for taxes and insurance                                  874                     (355)
     Cash dividends paid                                                                           (653)                    (534)
                                                                                         ------------------    ------------------
Net cash provided (used) in financing activities                                                  6,612                  (48,153)
                                                                                         ------------------    ------------------
     Net change in cash and cash equivalents                                                      7,023                  (29,857)
     Cash and cash equivalents at beginning of period                                            16,289                   54,209
                                                                                         ------------------      ------------------
Cash and cash equivalents at end of period                                                   $   23,312                 $ 24,352
                                                                                         ------------------      ------------------
Supplemental disclosures of cash flow information
     Cash paid during the period for Interest                                                $   12,090                 $ 11,782
     Cash paid during the period for Income taxes                                                 1,132                      528
Supplemental schedule of noncash investing activities:
     Other real estate owned to loans receivable                                                  1,113                        -


                                        MFB CORP. AND SUBSIDIARIES
                         NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                                              June 30, 2007

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

Basis of Presentation: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of the financial statements. In the opinion of management, the consolidated financial statements contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of June 30, 2007 and September 30, 2006, the consolidated statements of income, the condensed consolidated statements of changes in shareholders' equity for the three and nine months ended June 30, 2007 and 2006 and the consolidated statements of cash flows for the nine months ended June 30, 2007 and 2006. All significant intercompany transactions and balances are eliminated in consolidation.

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

The computations of basic earnings per common share and diluted earnings per common share for the three and nine month periods ended June 30, 2007 and 2006 are presented below.

                                                                    Three Months Ended                     Nine Months Ended
                                                                        June 30,                               June 30,
                                                                             (in thousands except per share information)
                                                                 2007           2006                  2007                    2006
                                                              ---------      ---------            -----------             ----------

Basic Earnings Per Common Share
Numerator

         Net income                                            $ 843          $ 794                $ 2,775                $  1,212
                                                              =========      ==========           ===========            ==========

Denominator
         Weighted average common shares outstanding
            for basic earnings per common share                1,316          1,342                  1,319                  1,350
                                                              =========      ==========           ===========            ==========

Basic Earnings Per Common Share                                $0.64         $ 0.59                 $ 2.10                $  0.90
                                                              =========      ==========           ===========            ==========


Diluted Earnings Per Common Share
Numerator
         Net income                                            $ 843          $ 794                $ 2,775                $ 1,212
                                                              =========      ==========           ===========            ==========

Denominator
         Weighted average common shares outstanding
           for basic earnings per common share                   1,316          1,342                  1,319                  1,350
         Add: Dilutive effects of assumed exercises
           of stock options                                         40             49                     50                     44
                                                              ---------      ---------            -----------             ---------
         Weighed average common and dilutive
           potential common shares outstanding                   1,356          1,391                  1,369                  1,394
                                                              =========      ==========           ===========            ===========

Diluted Earnings Per Common Share                               $ 0.62         $ 0.57                 $ 2.03                $  0.87
                                                              =========      ==========           ===========            ===========



Stock options for 22,000 and 17,000 common shares for the three and nine months ended June 30, 2007 were not considered in computing diluted earnings per share because they were antidilutive. Stock options for 24,000 common shares for the three and nine months ended June 30, 2006 were not considered in computing diluted earnings per share because they were antidilutive.

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale are as follows:

                                                                                         June 30, 2007
                                                                                         (in thousands)
                                                                                   Gross                                      Gross
                                                             Amortized           Unrealized            Unrealized             Fair
                                                                Cost               Gains                 Losses               Value
Debt securities
     U.S. Government and federal agencies                   $   6,499            $      -             $   (13)           $   6,486
     Municipal bonds                                              170                   -                   -                  170
     Mortgage-backed                                           27,360                  37                (630)              26,767
     Corporate notes                                            4,971                   1                 (40)               4,932
                                                           ------------         -----------          -----------         ----------
                                                               39,000                  38                (683)              38,355
Marketable equity securities                                    3,052                 548                   -                3,600
                                                           ------------         -----------          -----------         ----------
                                                           $   42,052            $    586            $   (683)           $  41,955
                                                           ============         ===========          ===========         ===========

                                                                                         September 30, 2006
                                                                                           (in thousands)
                                                                                      Gross                                   Gross
                                                               Amortized           Unrealized          Unrealized             Fair
                                                                  Cost                Gains              Losses               Value
Debt securities
     U.S. Government and federal agencies                    $   14,392           $      2             $   (72)           $  14,322
     Municipal bonds                                                337                  1                   -                  338
     Mortgage-backed                                             33,839                 18                (662)              33,195
     Corporate notes                                              7,246                  2                (133)               7,115
                                                            ------------         -----------          -----------       -----------
                                                                 55,814                 23                (867)              54,970
Marketable equity securities                                      3,085                328                   -                3,413
                                                            ------------         -----------          -----------       -----------
                                                              $  58,899           $    351            $   (867)           $  58,383
                                                            ============         ===========          ===========       ===========

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

The values of mortgage-backed securities have increased since September 30, 2006, resulting in net unrealized losses of $593,000 at June 30, 2007 compared to net unrealized losses of $644,000 at September 30, 2006. Credit issues are not considered to be a significant factor relative to the current unrealized losses.

Included in marketable equity securities are government sponsored agency preferred stocks of $3.1 million at both June 30, 2007 and September 30, 2006. The Company recorded a non-cash impairment charge of $948,000 ($626,000 net of tax) during the year ended September 30, 2005 for the decline in the value determined to be other than temporary. The value of these securities has subsequently improved, resulting in an unrealized gain of $548,000 at June 30, 2007.

NOTE 4 - LOANS RECEIVABLE

Loans receivable at June 30, 2007 and September 30, 2006 are summarized as follows:

                                                                                    June 30,                        September 30,
                                                                                      2007                              2006
                                                                               ------------------                  -----------------
                                                                                                  (in thousands)
Residential mortgage loans
          Secured by one to four family residences                              $    178,956                        $    174,397
          Construction loans                                                          17,378                              22,232
          Other                                                                        5,190                               3,090
                                                                                ----------------                   ---------------
                                                                                     201,524                             199,719
          Net deferred loan fees                                                       (477)                               (498)
          Construction and other mortgage loans in process (undisbursed)               (181)                                (27)
                                                                                ----------------                   ---------------
               Total residential mortgage loans                                      200,866                             199,194

Commercial loans
          Commercial real estate                                                      90,382                              84,653
          Commercial                                                                  57,671                              49,958
                                                                               ----------------                    ---------------

                                                                                     148,053                             134,611
          Net deferred loan fees                                                        (193)                               (209)
          Commercial and real estate loans in process                                      -                                  12
                                                                               ----------------                    ---------------
               Total commercial loans                                                147,860                             134,414

Consumer loans
          Home equity and second mortgage                                             41,348                              37,779
          Other                                                                        8,050                               7,776
                                                                               ----------------                    ---------------
                                                                                      49,398                              45,555
          Home equity and other loans in process                                          83                                  59
                                                                               ----------------                    ---------------
               Total consumer loans                                                   49,481                              45,614

                                                                               ----------------                    ---------------
Total loans receivable                                                          $    398,207                        $    379,222
                                                                               ================                    ===============


Activity in the allowance for loan losses is summarized as follows for the nine months ended June 30, 2007 and 2006.

                                                                                     June 30,                        June 30,
                                                                                       2007                            2006
                                                                                  --------------                  ---------------
                                                                                                  (in thousands)

Balance at beginning of period                                                    $    7,230                           $    6,388
     Provision for loan losses                                                        (1,654)                               1,867
     Charge-offs                                                                        (654)                                (156)
     Recoveries                                                                           19                                    3
                                                                                  --------------                  ---------------
Balance at end of period                                                          $    4,941                           $    8,102
                                                                                  ==============                  ===============


                                                                                 Quarter Ended                      Year Ended
                                                                                    June 30,                        September 30,
Impaired loans were as follows:                                                       2007                              2006
                                                                                -----------------                -----------------
                                                                                                   (in thousands)
Period end loans with no allocated allowance for loan losses                       $    787                         $      873
Period end loans with allocated allowances for loan losses                            2,977                              6,052
                                                                                -----------------                 -----------------
Total impaired loans                                                               $  3,764                         $    6,925
                                                                                =================                 =================

Amount of the allowance for loan losses allocated                                  $  2,088                          $   4,337

Average of impaired loans                                                             4,067                              8,270
Interest income recognized during impairment                                              -                                165
Cash-basis interest income recognized during impairment                                   -                                159

Impaired loans decreased during the quarter ended June 30, 2007 primarily due to the activity of one commercial loan relationship. Principal payments of approximately $386,000 were made on this impaired loan with a balance of approximately $2.0 million at March 31, 2007. The remaining loan balance was approximately $1.6 million at June 30, 2007 with an equivalent amount of allowance for loan losses allocation. The Bank maintained the $1.6 million allowance for the loan losses allocation based upon the history of unreliable and inconsistent financial reporting and cash flows of the customer's business. The actual loss on this loan relationship may vary significantly from the current estimate contingent upon the borrower's ability to seek alternative financing or pay down the loan.


Non-performing loans were as follows:

                                                                                       June 30,                        September 30,
                                                                                         2007                              2006
                                                                                -------------------              ------------------
                                                                                                    (in thousands)


Loans past due over 90 days still on accrual status                                $     120                           $   619
Non-accrual loans                                                                      4,699                             6,390
Restructured loans                                                                       408                                 -
                                                                                -------------------              ------------------
     Total non-performing loans                                                    $   5,227                          $  7,009
                                                                                ===================              ==================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The principal business of MFB Financial has historically consisted of attracting deposits from the general public and the business community and making loans secured by various types of collateral, including real estate and general business assets. The Wealth Management Group of MFB attracts high net worth clients and offers trust, investment, insurance, broker advisory, retirement plan and private banking services. The Bank is significantly affected by prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. The flow of deposits are influenced by a number of factors, including interest rates paid on competing investments, account maturities, fee structures, and level of personal income and savings. Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles. Sources of funds for lending activities of the Bank include deposits, borrowings, payments on loans, sales of loans and income provided from operations.

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

RESULTS OF OPERATIONS
COMPARISON OF THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

The Company's consolidated net income for the three months ended June 30, 2007 was $843,000 or $0.62 diluted earnings per common share, compared to net income of $794,000 or $0.57 diluted earnings per share, for the three months ended June 30, 2006. MFB Corp.'s increase in earnings for the third fiscal quarter from the prior comparable period was primarily attributable to an increase in the negative provision for loan loss of $263,000 for the three months ended June 30, 2007 in comparison to the three months ended June 30, 2006. The income for the three months ended June 30, 2006, included a gain of $238,000 for the prepayment of debt with the FHLB. The Company's consolidated net income for the nine months ended June 30, 2007 was $2.8 million or $2.03 diluted earnings per common share, compared to net income of $1.2 million or $0.87 diluted earnings per share, for the nine months ended June 30, 2006. The increase from the nine months ended June 30, 2006 to that of June 30, 2007 was primarily attributable to a negative provision for loan loss partially offset by a decrease in net interest income and an increase in noninterest expense.

MFB Corp's net interest income before provision for loan losses came to $3.4 million for both three month periods ending June 30, 2007 and June 30, 2006. For the comparable nine month periods, net interest income was $9.8 million in 2007 and $10.3 million in 2006. The decrease was due to an increase in interest expense on deposits, partially offset by an increase in interest income and reduced FHLB advance interest and other borrowings expense. Interest expense on deposits increased to $2.5 million for the quarter ended June 30, 2007 compared to $2.3 million for the same quarter in 2006, and increased to $7.7 million from $6.6 million for the comparable nine month periods. Interest income rose to $7.3 million compared to $7.2 million for the three months ended June 30, 2006 and for the nine months ended June 30, 2007 and June 30, 2006 was $21.8 million and $21.5 million, respectively. Interest expense on FHLB advances and other borrowings declined to $1.4 million for the June 2007 quarter compared to $1.5 million in June 2006, and to $4.3 million from $4.6 million for the respective nine month periods.

The negative provision for loan losses was $1.7 million and $300,000 for the respective nine and three months ended June 30, 2007 compared to a provision expense of $1.9 million and a negative $35,000 for the same respective periods last year. The negative provision during the nine months ended June 30, 2007 were predominantly related to the repayment of two commercial loans which previously had a significant allowance for loan losses allocations. The provision during the nine months ended June 30, 2006 was primarily related to management's assessment of a commercial loan to a business experiencing difficulties with inventory management, trade accounts receivable collections, financial reporting, and operating cash flow. This loan is primarily secured by inventory and accounts receivable. During the first quarter ended December 31, 2005, the Bank updated the analysis of the value of this collateral, completed an assessment of the reliability and adequacy of accounting systems and evaluated the most recent financial performance of the business and determined that an additional charge to earnings in the amount of $2.3 million ($1.4 million net of tax) for this loan was necessary. As a result of the updated analysis, the Bank also determined that the loan be fully reserved for and placed on non-accrual. As a result of loan payments continuing to be made, the loan loss allocation is being reduced which has resulted in a negative provision for loan loss. The percentage of non-performing assets to total loans at June 30, 2007 was 1.37%, a decrease from 2.18% at September 30, 2006.

Noninterest income was $1.4 million for the quarter ending June 30, 2007 and $1.8 million for the quarter ended June 30, 2006, and $4.5 million and $4.9 million for the respective nine month periods. During the June, 2006 quarter, a call of an FHLB advance resulted in a gain of $238,000 and the Company sold its insurance business for a gain of $200,000. Subsequently, insurance commissions fell from $129,000 for the nine months ended June 2006 to $21,000 for the June 2007 nine month period. Net loan servicing fees also declined, from $333,000 for the nine months ending June 2006 to $132,000 for the June 2007 period; this was largely due to a sizeable recovery for the valuation of mortgage servicing rights in 2006. For the nine months ended June 30, 2007, MFB recorded a gain on securities of $393,000 as a partial settlement on a WorldCom class action suit; also, trust fee income increased to $414,000 from $321,000 in the comparable nine month periods.

Noninterest expense decreased to $4.0 million for the quarter ended June 30, 2007 from $4.3 million for the quarter ended June 30, 2006. These decreases were primarily from occupancy and equipment and losses on the sale of fixed assets. For the nine month period ended June 30, 2007 and 2006 noninterest expense remained consistent at $12.2 million.

Income tax expense for the three months ended June 30, 2007 was approximately $272,000 compared to approximately $193,000 for the same period last year due to the change in income before income taxes. Income tax expense for the nine months ended June 30, 2007 was approximately $949,000 compared to an income tax benefit of approximately $106,000 for the same period last year due to the change in income before income taxes.

BALANCE SHEET COMPOSITION
COMPARISON OF JUNE 30, 2007 TO SEPTEMBER 30, 2006

The Company's total assets were $505.1 million as of June 30, 2007 compared to $496.1 million as of September 30, 2006.

Cash and cash equivalents increased from $16.3 million at September 30, 2006 to $23.3 million at June 30, 2007. Borrowings from the FHLB provided an increase of $18.2 million in cash, and payments and maturities of investments contributed an additional $17.6 million. This influx of cash was used to fund an increase in loans of $19.0 million, to pay off other borrowings of $4.5 million, and to offset a decrease in deposits of $7.1 million.

As of June 30, 2007 total securities available for sale were $42.0 million, down $16.4 million from a balance of $58.4 million at September 30, 2006. Securities portfolio activity during the nine month period included principal payments on mortgage-backed and related securities of $6.0 million and maturities and calls of securities available for sale of $10.8 million. The Company did not purchase or sell securities during the nine month period.

Loans receivable increased from $379.2 million at September 30, 2006 to $398.2 million at June 30, 2007. Mortgage loans increased slightly from $199.2 million at September 30, 2006 to $200.9 million at June 30, 2007. Commercial loans outstanding increased from $134.4 million at September 30, 2006 to $147.9 million at June 30, 2007. Consumer loans, including home equity and second mortgages, increased by $3.9 million during the nine month period. Diversification of the mix of loans on the balance sheet continues to be a focus to improve profit margins, control margin volatility and to appeal to a broader range of existing and potential customers.

The balance of mortgage servicing rights at June 30, 2007 was $2.3 million compared to $2.4 million at September 30, 2006. For the nine months ending June 30, 2007, the Company completed secondary market mortgage loan sales of $10.6 million and the net gains realized on these loan sales were $239,000, including $131,000 related to recording mortgage servicing rights. The loans sold this year were primarily fixed rate mortgage loans with maturities of fifteen years or longer. The sale of loan production serves as a source of additional liquidity and management anticipates that the Company will continue to deliver fixed rate loans to the secondary market to meet consumer demand, manage interest rate risk, and diversify the asset mix of the Company.

The balance of allowance for loan losses at June 30, 2007 was $4.9 million, or 1.24% of loans, compared to $7.2 million, or 1.91% of loans, at September
30, 2006. The change is due primarily to the negative provision for loan losses for the nine months ended June 30, 2007. For the third quarter ended June 30, 2007, net charge-offs were $139,000, and charge-offs for the nine month period have amounted to $635,000. In management's opinion, the allowance for loan losses is adequate to cover probable incurred losses at June 30, 2007.

Total liabilities increased by $7.0 million, from $457.1 million at September 30, 2006 to $464.1 million at June 30, 2007. The Bank's noninterest-bearing demand deposits increased $8.1 million, and savings and NOW deposits $2.4 million; time deposits decreased by $17.6 million. Advances owing to the FHLB rose by $18.2 million. As of June 30, 2007, the advances had a weighted average interest rate of 5.31% and mature over the next five years. A total of $39.0 million of the advances with a weighted average interest rate of 5.43% mature over the next twelve months.

Total shareholders' equity increased by $2.1 million to $41.0 million at June 30, 2007 compared to $38.9 million at September 30, 2006. The increase was derived from net income of $2.8 million, and a reduction in unrealized investment losses by $277,000, offset by dividend payouts of $653,000 and treasury stock purchases of $575,000. MFB Corp's equity to assets ratio was 8.12% at June 30, 2007 compared to 7.85% at September 30, 2006, and the book value of MFB Corp. stock also increased, from $29.48 at September 30, 2006 to $31.26 at June 30, 2007.

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

Liquid assets were $65.8 million as of June 30, 2007, down from $75.7 million at September 30, 2006. Cash and cash equivalents increased $7.1 million during the nine month period, while securities available for sale declined by $16.4 million. Management believes the liquidity level as of June 30, 2007 is sufficient to meet anticipated cash needs.

Short-term borrowings or long-term debt, such as Federal Home Loan Bank advances, are used to supplement other sources of funds such as deposits and to assist in asset/liability management. As of June 30, 2007, total FHLB borrowings amounted to $115.3 million and were originally used primarily to fund loan portfolio growth. The Bank had commitments to fund loan originations with borrowers totaling $96.4 million at June 30, 2007, including $80.3 million in available consumer and commercial lines and letters of credit. Certificates of deposit scheduled to mature in one year or less totaled $99.6 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank.
The Bank anticipates that it will continue to have sufficient cash flow and other cash resources to meet current and anticipated loan funding commitments, deposit customer withdrawal requirements and operating expenses.

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

The Bank's actual capital and required capital amounts and ratios at June 30, 2007 and September 30, 2006 are presented below:

                                                                                                                Requirement to be
                                                                                                              Well Capitalized Under
                                                                    Requirement for Capital                    Prompt Corrective
                                         Actual                       Adequacy Purposes                        Actual Provisions
                                        -------                       -----------------                        ------------------
                                   Amount         Ratio          Amount            Ratio                   Amount             Ratio
                                   ------         -----          ------            -----                   ------             -----
As of June 30, 2007
Total capital
  (to risk weighted assets)      $ 42,974        12.33%         $ 27,880           8.00%                 $ 34,850             10.00%
Tier 1 (core) capital

  (to risk weighted assets)        40,146        11.39            13,940           4.00                    20,910              6.00

Tier 1 (core) capital

  (to adjusted total assets)       40,146         8.04            19,978           4.00                    24,973              5.00

As of September 30, 2006
Total capital

  (to risk weighted assets)      $ 43,221        12.96%         $ 26,688           8.00%                 $ 33,360            10.00%

Tier 1 (core) capital

  (to risk weighted assets)        40,859        12.10            13,344           4.00                    20,016              6.00

Tier 1 (core) capital

  (to adjusted total assets)       40,859         8.34            19,604           4.00                    24,506              5.00


As of June 30, 2007, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.

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

The Company's asset/liability management strategy dictates acceptable limits on the amounts of change in NPV given certain changes in interest rates. The table presented here, as of March 31, 2007, is an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 200 basis points (due to the low interest rate environment at March 31, 2007, data was not available from the OTS for the shift downward in rates 300 basis points).

As illustrated in the March 31, 2007 table below, the Company's interest rate risk is sensitive to rising rates and positively impacted by declining rates. The decline in NPV with a rate increase is due to the relative volume of mortgage assets with fixed rate characteristics over the volume of liabilities with fixed rate characteristics.


                                                     March 31, 2007
  Change in
 Interest Rates                                                                       NPV as % of Portfolio
   In Basis                                          Net Portfolio Value                 Value of Assets
    Points                                          --------------------                ----------------
                                                                                               NPV
(Rate Shock) (1)                $ Amount          $ Change          % Change        Ratio        Change (1)
 ----------  ---                --------          --------          --------        -----        ----------
                                                  (Dollars in Thousands)

          +300               $   41,927         $ (16,437)        (28)%              8.53%          (282) bp
          +200                   48,611            (9,754)        (17)               9.72           (163) bp
          +100                   54,140            (4,225)         (7)              10.66            (68) bp
             0                   58,365                 -           -               11.34              -
          (100)                  59,330               965           2               11.44             10 bp
          (200)                  59,090               725           1               11.33             (2) bp

 (1)   Expressed in basis points

Specifically, the March 31, 2007 table indicates that the Company's NPV was $58.4 million or 11.34% of the market value of portfolio assets. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $9.8 million or 17% decrease in the Company's NPV and would result in a 163 basis point decrease in the Company's NPV ratio to 9.72%. Also, an immediate 200 basis point decrease in market interest rates would result in a $0.7 million increase in the Company's NPV and a 2 basis point decrease in the Company's NPV ratio to 11.33%.

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

The Board of Directors and management of the Company believe that certain factors afford the Company the ability to operate successfully despite its exposure to interest rate risk. The Company manages its interest rate risk by originating and selling the majority of its fixed rate one-to-four family real estate loans. While the Company generally originates adjustable rate mortgage loans for its own portfolio, fixed rate first mortgage loans may be retained in the portfolio from time to time. The Company retains the servicing on the majority of loans sold in the secondary market and, at June 30, 2007, $188.1 million in such loans were being serviced for others.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by the company pursuant to a previously announced buyback program with respect to its Common Stock during the three months ended June 30, 2007:


                                   Total                                     Total Number of              Approximate Number
                                   Number                                    Shares Purchased              of Shares that May
                                 of Shares          Average               as part of Publicly              Yet be Purchased
                  Period         Purchased        Price Paid               Announced Program (1)           Under the Program
                 -------         ---------        ----------               ---------------------           -----------------

April 1-30, 2007                   3,500        $    33.81                       3,500                            10,771
May 1-31, 2007                         -        $        -                           -                            10,771
June 1-30, 2007                    4,500        $    34.27                       4,500                             6,271
                              --------------                               ----------------------
Total                              8,000                                         8,000


(1) On February 2, 2006, the Company announced in a press release that the board of directors had authorized a stock repurchase program to purchase up to 5%, or approximately 67,000 shares of outstanding stock.

(2) On February 23, 2007, the Company announced in a press release that the board of directors had authorized a new stock repurchase program to purchase up to 5%, or approximately 66,000 shares of outstanding stock, but no shares were repurchased under this new program during the quarter ended June 30, 2007.

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



                                    MFB CORP.




Date: 07/25/2007                         By /s/ Charles J. Viater
                                         Charles J. Viater
                                         President and Chief Executive Officer



Date:07/25/2007                          By /s/ Terry L. Clark
                                         Terry L. Clark
                                         Executive Vice President and
                                         Chief Financial Officer

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



    Date: 07/25/2007                                  /s/Charles J Viater
                                                      Charles J. Viater
                                                      Chief Executive Officer

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




     Date: 07/25/2007                                 /s/ Terry L Clark
                                                      Terry L. Clark
                                                      Chief Financial Officer

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

         Signed this 25 day of July, 2007.





s/ Terry L. Clark                                     /s/ Charles J. Viater
Terry L. Clark                                                Charles J. Viater

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