Form 10-K
period 2007-09-30
MFB CORP
filed 2007-12-20
CIK 916396

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2007
                                      or
[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from __________ to__________

Commission file number: 0-23374
                                    MFB CORP.
             (Exact name of registrant as specified in its charter)

                                     Indiana
                                     -------
                         State or other jurisdiction of
                          incorporation or organization


                                    35-1907258
                       (I.R.S. Employer Identification Number)

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

Indicate by check mark if the Registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.  Yes ___   No _X_


Indicate by check mark if the Registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Act.  Yes ___        No _X_


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated file" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer __     Accelerated filer___   Non-accelerated filer  X


Indicate by check mark whether the Registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes  ___             No _X_


The aggregate market value of the issuer's voting stock held by non-affiliates, as of March 31, 2007, was $36,755,466.

The number of shares of the registrant's common stock, without par value, outstanding as of December 14, 2007, was 1,313,671 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 2007 are incorporated by reference into Part II. Portions of the Proxy Statement for the 2007 Annual Meeting of the Shareholders are incorporated into Part I and Part III.

                                    MFB CORP.
                                    Form 10-K
                                      INDEX

PART I
Item 1.             Business                                                                                      3
Item 1A.            Risk Factors                                                                                 41
Item 1B.            Unresolved Staff Comments                                                                    42
Item 2.             Properties                                                                                   43
Item 3.             Legal Proceedings                                                                            44
Item 4.             Submission of Matters to a Vote of Security Holders                                          45
Item 4.5            Executive Officers of Registrant                                                             45

PART II

Item 5.             Market for Registrant's Common Equity, Related Stockholder
                           Matters and Issuer Purchases of Equity Securities                                     46
Item 6.             Selected Financial Data                                                                      47
Item 7.             Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                                   47
Item 7A.            Quantitative and Qualitative Disclosures
                           About Market Risk                                                                     47
Item 8.             Financial Statements and Supplementary Data                                                  47
Item 9.             Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure                                                   48
Item 9A.            Controls and Procedures                                                                      48
Item 9B.            Other Information                                                                            48

PART III

Item 10.            Directors, Executive Officers and Corporate Governance                                       48
Item 11.            Executive Compensation                                                                       49
Item 12.            Security Ownership of Certain Beneficial Owners
                           and Management and Related Stockholder Matters                                        49
Item 13.            Certain Relationships and Related Transactions, and Director Independence                    49
Item 14.            Principal Accountant Fees and Services                                                       49

PART IV

Item 15.            Exhibits and Financial Statement Schedules                                                   50
Signatures                                                                                                       51
Exhibit List                                                                                                     52

Certifications                                                                                                   54


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

MFB Financial offers a number of consumer and business financial services. These services include: (i) residential real estate loans; (ii) home equity and second mortgage loans; (iii) construction loans; (iv) commercial loans; (v) loans secured by deposits and other consumer loans; (vi) NOW accounts; (vii) statement savings accounts; (viii) certificates of deposit; (ix) consumer and commercial demand deposit accounts; (x) individual retirement accounts; (xi) health savings accounts; (xii) trust, investment management and brokerage services; and (xiii) health and life insurance products. The Bank's wholly-owned subsidiaries, MFB Investments I, Inc., MFB Investments II, Inc. and MFB Investments, LP are Nevada corporations and a Nevada limited partnership that manage a portion of the Bank's investment portfolio. The Bank's wholly-owned subsidiary, Community Wealth Management Group, Inc., is based out of Hamilton and Montgomery counties in Indiana, and attracts high net worth clients and offers trust, investment, insurance, broker advisory, retirement plan and private banking services in the Bank's market area. MFB Financial provides banking services through twelve offices in St. Joseph, Elkhart, and Hamilton counties in Indiana. MFBC Statutory Trust I is MFB Corp's wholly-owned trust preferred security subsidiary.

The company's operations are managed and financial performance is evaluated on a company-wide basis and, accordingly, considered a single operation segment.

Lending Activities

General. The Company's principal source of revenue is interest income from residential mortgage loans, construction loans, commercial loans and consumer loans. MFB Financial has concentrated its mortgage lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one-to-four family residential real property. At September 30, 2007, $201.8 million, or 49.4% of the Company's total loan portfolio, consisted of mortgage loans and residential construction loans on one-to-four family residential real property, and multi-family loans which are generally secured by first mortgages on the property. A large majority of the residential real estate loans originated by MFB Financial are secured by properties located in St. Joseph and Elkhart Counties. In an effort to diversify the asset mix of the Bank and enhance growth, commercial loans have been generated over the past ten years. Commercial loans include term loans, construction loans for commercial buildings, working capital lines of credit and letters of credit. At September 30, 2007, commercial loans totaled $154.1 million, or 37.7% of the Company's loan portfolio. Consumer loans include loans secured by deposits, home equity and second mortgage loans, new and used car loans, boat and recreational vehicle loans and personal loans. At September 30, 2007, $52.6 million, or 12.9% of the loan portfolio consisted of consumer loans.

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

MFB Financial normally requires private mortgage insurance on all conventional residential first mortgages with loan-to-value ratios in excess of 80%. In accordance with the Homeowners Protection Act of 1998, MFB has adopted policies to assure compliance with automatic cancellation provisions, depending on the date the loan was originated. On first mortgages, MFB will generally lend up to 103% loan-to-value, based upon the lesser of the purchase price or appraisal value. MFB also offers programs that target first-time homebuyers when the applicants have successfully completed a homebuyer's education course and earn less than 80% of the area median income. Second mortgages and home equity loans may be originated with loan-to-values up to 100% with higher yields to compensate for potentially higher risk.

All of the residential mortgage loans that MFB Financial originates include "due-on-sale" clauses, which give MFB Financial the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

All residential mortgage loans must be approved by named individuals appearing on the board approved "Individual Lending Limits" approval matrix, or the loan committee. Approvals are subject to the limits appearing in this matrix and monitored by management for appropriate authority. Approval for loans outside these limits is referred to the Bank's Loan Committee. The voting members of the loan committee consist of members of the Board of Directors and the Chief Operating Officer, as Chairman. This committee approves all loans above the individual officer lending limits.

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

Origination and Sale of Loans. Fixed-rate mortgages secured by single family owner occupied dwellings are documented and underwritten to conform to the standards for sale in the secondary market. This provides management with the opportunity to deliver loans with the intent of increasing its servicing portfolio and corresponding fee income and creates liquidity in order to fund the acquisition of other assets for the Bank. As loans are originated with the intent of sale in the secondary market, the Bank can choose to manage and mitigate interest rate risk by committing forward sales utilizing a Best Efforts program in which no penalties are incurred for non-delivery of a loan, or utilizing FHLMC mandatory delivery programs. Adjustable rate mortgages continue to be originated by the Bank utilizing standard industry notes and mortgages. They also can be sold should the Bank desire additional liquidity or held in portfolio and provide yields that should better reflect changing market conditions. MFB Financial confines its loan origination activities primarily in St. Joseph and Elkhart Counties and the surrounding area including a loan production office in New Buffalo, Michigan. MFB's loan originations are generated from referrals from builders, developers, real estate brokers, existing customers, and limited newspaper and periodical advertising. All loan applications are underwritten at MFB Financial's corporate office. MFB Financial does not originate or purchase sub-prime mortgage loans.

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

Nonperforming and Classified Assets


Nonperforming assets. Nonperforming assets were $5.2 million and $8.3 million at September 30, 2007 and 2006, respectively. Nonperforming assets include nonperforming loans (loans delinquent 90 days or more and non-accrual loans), other real estate owned, repossessions and nonperforming investment securities. Total nonperforming loans for MFB Financial were $5.1 million and $7.0 million at September 30, 2007 and 2006, respectively. Nonperforming loans decreased from last year in part due to payments received on an outstanding debt from one loan relationship and the improved financial condition of another commercial customer. Impaired loans consist of non-accrual loans and other loans where principal and interest is not expected to be collected in accordance with the original loan terms. Impaired loans were $3.7 million and $6.9 million at September 30, 2007 and 2006, respectively. The decrease in impaired loans from last year was due primarily to the improved financial condition of a commercial loan customer and loan repayments. Other real estate owned, repossessions and foreclosures were $144,000 and $1.2 million at September 30, 2007 and 2006, respectively. The decrease was due primarily to one specific situation. At September 30, 2006, the Company re-classified a $1.2 million property as held and used, which was previously accounted for as held for sale. This change in classification was driven by the longer than expected holding period. This property was subsequently sold during the first quarter of fiscal year 2007.

The largest loan relationship included in impaired loans as of September 30, 2007 totaled approximately $1.5 million for which $1.5 million of the allowance for loan losses has been allocated. Principal payments of approximately $1.6 million were made on this impaired loan during fiscal year 2007. The Bank maintained the $1.5 million allowance for the loan losses allocation based upon the history of unreliable and inconsistent financial reporting and cash flows of the customer's business. The actual loss on this loan relationship may vary significantly from the current estimate contingent upon the borrower's ability to seek alternative financing or pay down the loan. At September 30, 2006, this relationship totaled approximately $3.1 million, and $3.1 million of the allowance was allocated to it. This loan was still performing at September 30, 2006; however it is reported as non-performing at September 30, 2007.


Classified assets. Federal regulations and MFB Financial's Classification of Assets policy provide for the classification of loans and other assets such as debt and equity securities considered by the Office of Thrift Supervision ("OTS") to be of lesser quality as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the Bank will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention" by management. At September 30, 2007, the Bank had classified $13.6 million of its assets as "special mention," $3.0 million as "substandard," $3.7 million as "doubtful" and $0 as "loss" for regulatory purposes.

An insured institution is required to establish a specific allowance for loan losses in an amount deemed prudent by management for loans classified substandard, doubtful or impaired, as well as for other problem loans. General allowances represent loss allowances on pools or types of loans, which have been established to recognize the inherent risk associated with lending activities. Unlike specific allowances, general allowances have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss", it is required by the OTS to either establish a specific allowance for the identified loss or charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. MFB Financial regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations.

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

The Company maintains an internal loan review function reporting directly to the President and Chief Executive Officer. The Loan Review function entails examining credit and collateral files, attending loan committee meetings, and communicating with Business Banking and Senior Management. Business Banking officers are responsible for assigning a risk grade to new loan relationships. Loan Review is responsible for on-going reviews, subsequent risk grade monitoring, and approving risk grade modifications. The loan review criteria used by both Business Banking and Loan Review is uniform. The Company has established a goal of reviewing at least 50% of all commercial loans annually, based on dollar amounts outstanding at each fiscal year end. It is left up to the discretion of the Loan Review Officer which loans are chosen for review, with the exception of watch list loans. Watch list loans have a formal review at least annually. Other factors impacting which loans are selected for review are the loan size, industry, and other perceived risk factors such as operating performance, financial condition, credit structure, management changes, and payment delinquency. The intent is to review the majority of large dollar non-watch list loans at least annually, although some may not be chosen. Loan grades are tracked on the main frame commercial loan accounting system.

When completing a review, information regarding the borrower and loan structure are summarized in an excel spreadsheet. Loan grades are based on a weighted average of the following components: cash flow for debt service, financial condition, operating performance, collateral structure, guarantor support, management ability, industry risks, and payment history. The adequacy of the applicable loan documentation is also considered. The financial component used to calculate the loan grade is generally based on the most recent three year history of financial performance. Trend analysis and peer group comparisons are also part of the process. The possible loan grades are:

o        Grade 1 - Excellent                 o        Grade 5 - Special Mention
o        Grade 2 - Good                      o        Grade 6 - Substandard
o        Grade 3 - Satisfactory              o        Grade 7 - Doubtful
o        Grade 4 - Satisfactory / Monitored  o        Grade 8 - Loss

Loan relationships with a risk grade of 5 or higher are reported on the watch list. Loan Review meets with Business Banking on a monthly basis to discuss the watch list. The Business Bankers discuss their individual action plans and provide updates on watch list loans. Senior Management, as well as members of the Board of Directors, are invited to attend this meeting. The watch list is presented to the Board of Directors on a quarterly basis. The collectability of performing and non-performing commercial loans is discussed monthly during the watch list meeting and reviewed in more detail at least quarterly during the preparation of the allowance for loan losses allocation. During the twelve months ending September 30, 2007, 63% of the commercial loans were reviewed at least once.

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

Allowance for Loan Losses

The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision is determined in conjunction with management's review and evaluation of current economic conditions, changes in the character and size of the loan portfolio, delinquencies (current status as well as past trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. Allocations to the allowance for loan losses may be made for specific loans, but the entire allowance for loan losses is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance for loan losses when management believes the loan balance is uncollectible.


During the year ended September 30, 2007 management received payments from one impaired commercial loan relationship and noted a few other commercial watch list loans with improved credit performance. These improved loans were partially offset by one commercial loan with a deterioration of credit quality. The Company's allowance for loan losses at September 30, 2007 was $5.3 million or 1.30% of loans, comparable to the $7.2 million or 1.91% of loans at the end of last year. The ratio of non-performing loans to loans was 1.85% at September 30, 2006 compared to 1.25% at September 30, 2007. A negative provision of $1.3 million was recorded to the allowance for loan losses during the year ended September 30, 2007 compared to a provision expense of $1.0 million recorded to the allowance for loan losses during the prior year ended
September 30, 2006. The change in the allowance for loan losses was due predominantly to payments received on impaired loans during the year ended September 30, 2007, which were previously reserved for in the allowance for loan losses. In management's opinion, the Company's allowance for loan losses at September 30, 2007 and loan loss provision for the year is appropriate for the loan portfolio.


Investments

General. Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds sold. Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and asset-backed securities. The investment policy of MFB Financial, which is established and implemented by MFB Financial's Asset/Liability Committee ("ALCO"), is designed primarily to maximize the yield on the investment portfolio subject to liquidity risk, default risk, interest rate risk, and prudent asset/liability management.

The Company's investment portfolio consists of U.S. government agency securities, mortgage-backed securities, corporate debt securities, equity securities, Federal Home Loan Bank ("FHLB") stock, low income housing projects and certificates of deposits in other financial institutions. Investments decreased from $69.3 million at September 30, 2006 to $43.1 million at September 30, 2007 due to continued principal payments and maturities of the Company's various securities, while no purchases of investments were made during the twelve month period.

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

Of the total gross unrealized losses of $850,000 in securities available for sale at September 30, 2007, $388,000 relates to the reduced value of a trust preferred bond issued by a regional banking organization. The current unrealized loss on that bond is the result of the current interest rate structure of the market for trust preferred instruments, and not credit issues.

During the fiscal year ended September 30, 2002, the Company recorded an $895,000 write down on a $1.0 million WorldCom, Inc. corporate debt security. That security was sold in October 2002 for $160,000. During fiscal year 2007 the Company received notification and payment of $402,000 representing a partial distribution of funds recovered by the U.S. Securities and Exchange Commission and the WorldCom Securities Litigation in their respective actions against WorldCom, Inc. The Company may receive an additional distribution depending upon the resolution of disputed claims, appeals from court determinations and additional administrative expenses, interest and taxes incurred by the settlement funds; however, any further distribution would likely be relatively small.

Liquidity. Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Liquid assets include cash, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances and securities available for sale. Subject to various restrictions, FHLB-member savings institutions may also invest in certain corporate debt securities, commercial paper, mutual funds, mortgage-related securities, and first lien residential mortgage loans. Savings associations remain subject to the OTS regulation that requires them to maintain sufficient liquidity to ensure their safe and sound operation. Liquid assets were $57.4 million as of September 30, 2007, compared to $75.6 million at September 30, 2006, and management believes the liquidity level as of the current year end is sufficient to meet anticipated liquidity needs.

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

Deposits. Deposits are attracted principally from within St. Joseph and Elkhart counties in Indiana, and beginning in 2005 in Hamilton County, Indiana, through the offering of a broad selection of deposit instruments including NOW, business checking and other transaction accounts, certificates of deposit, individual retirement accounts, and savings accounts. MFB Financial does not actively solicit or advertise for deposits outside of these counties. Substantially all of MFB Financial's depositors are residents of these counties. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. MFB Financial does not pay a fee for any deposits it receives. At September 30, 2007, noninterest bearing demand deposits totaled $39.0 million, savings, NOW, MMDA deposits were $123.7 million and time deposits were $171.0 million.

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

Borrowings. MFB Financial focuses on generating high quality loans and then seeks the best source of funding from deposits, investments or borrowings. Short-term borrowings or long term debt may be used to compensate for reduction in other sources of funds such as deposits, and to assist in asset/liability management. The Bank's policy has been to utilize borrowings when they are a less costly source of funds, when they can be invested at a positive interest rate spread or when the Bank desires additional capacity to fund loan demand.

MFB Financial's borrowings consist mainly of advances from the FHLB of Indianapolis secured by a blanket collateral agreement and based on percentage of unencumbered loans and investment securities held by the Bank. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. There are regulatory restrictions on advances from the Federal Home Loan Banks. Refer to "Federal Home Loan Bank System" and "Qualified Thrift Lender" in the Regulation section of this report for further documentation. At September 30, 2007, MFB Financial had $124.3 million in Federal Home Loan Bank borrowings outstanding at an average rate of 5.32% compared to $97.1 million at September 30, 2006 at an average rate of 5.52%. The Company's additional borrowing capacity with FHLB was $23.5 million at September 30, 2007.

MFBC Statutory Trust I, a trust formed by the Company, issued $5.0 million of trust preferred securities on July 29, 2005 as part of a private placement of such securities. The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering; the debentures and related debt issuance costs represent the sole assets of the trust. The securities mature in 30 years from the date of issuance, require quarterly distributions and bear a fixed rate of interest of 6.22% per annum for the first five years, resetting quarterly thereafter at the prevailing three-month LIBOR rate plus 1.7% per annum. Interest on the securities is payable quarterly in arrears each September 15, December 15, March 15, and June 15 commencing September 15, 2005. The Company may redeem the trust preferred securities, in whole or in part, without penalty, on or after September 15, 2010, or earlier upon the occurrence of certain events with the payment of a premium upon redemption. The securities mature on September 15, 2035.

Bank Subsidiaries

The Bank's insurance agency subsidiary, Mishawaka Financial Services, Inc. ("MFB Insurance"), was organized in 1975 and currently is engaged in the sale of life insurance and credit-life and health insurance, as agent to the Bank's customers and the general public. During the fiscal year 2006, Mishawaka Financial sold the property and casualty segment of its business for a gain of $200,000. During the fiscal year ending September 30, 2002, the Company established three new wholly-owned subsidiaries of the Bank to manage a portion of its investment portfolio. MFB Investments I, Inc. and MFB Investments II, Inc. are Nevada corporations which jointly own MFB Investments, LP, a Nevada limited partnership which holds and manages investment securities previously owned by the Bank. A total of $33.7 million in investment securities are, as of September 30, 2007, managed by MFB Investments, LP. During the fiscal year ending September 30, 2007, the Company acquired Community Wealth Management Group, Inc., a wholly-owned subsidiary of the Bank, which attracts high net worth clients and offers trust, investment, broker advisory, retirement plan and private banking services in the Bank's market area. All intercompany balances and transactions between all of the subsidiaries have been eliminated in the consolidation.

Employees

As of September 30, 2007, MFB Financial employed 143 persons on a full-time basis and 21 persons on a part-time basis. None of MFB Financial's employees are represented by a collective bargaining group. Management considers its employee relations to be excellent.

--------------------------------------------------------------------------------

(1) Average outstanding balances reflect unrealized gain (loss) on securities available for sale. (2) Total loans less deferred net loan fees and loans in process, and including non accrual loans.


I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     A. The following are the average balance sheets for the years ending
September 30:


                                                                        2007            2006             2005
                                                                       Average         Average          Average
                                                                     Outstanding     Outstanding      Outstanding
                                                                       Balance         Balance          Balance
                                                                       -------         -------          -------
Assets:                                                                        (Dollars in thousands)
Interest-earning assets:
     Interest-earning deposits                                     $       6,132    $     26,337    $     22,157
     Mortgage-backed securities (1)                                       29,032          37,554          39,021
     Other securities available for sale (1)                              21,126          28,436          22,429
     FHLB stock                                                            7,796           8,809           8,952
     Loans held for sale                                                     254             802           1,105
     Loans receivable (2)                                                389,758         379,568         399,469
                                                                   -------------    ------------    ------------
         Total interest-earning assets                                   454,098         481,506         493,133
Non-interest earning assets, net
  of allowance for loan losses                                            43,924          38,734          39,057
                                                                   -------------    ------------    ------------

              Total assets                                         $     498,022    $    520,240    $    532,190
                                                                   =============    ============    ============

Liabilities and shareholders' equity:
Interest-bearing liabilities:
     Savings accounts                                              $      52,966    $     58,887    $     47,071
     NOW and money market accounts                                        74,098          77,428          89,443
     Certificates of deposit                                             179,219         186,109         185,268
     Securities sold under agreements to repurchase                           74               -               -
     Federal Home Loan Bank advances                                     104,197         108,815         131,101
     Other borrowings                                                      1,849           6,330           6,500
     Subordinated notes - trust                                            5,000           5,000             875
                                                                   -------------    ------------    ------------
         Total interest-bearing liabilities                              417,403         442,569         460,258
Other liabilities                                                         40,632          39,634          35,345
                                                                   -------------    ------------    ------------
         Total liabilities                                               458,035         482,203         495,603

Shareholders' equity
         Common stock                                                     12,256          11,731          12,413
         Retained earnings                                                36,650          34,629          32,222
         Net unrealized gain(loss) on securities
              available for sale                                            (110)           (506)           (418)
         Treasury stock                                                   (8,809)         (7,817)         (7,630)
                                                                   -------------    ------------    ------------
         Total shareholders' equity                                       39,987          38,037          36,587
                                                                   -------------    ------------    ------------

         Total liabilities and shareholders' equity                $     498,022    $    520,240    $    532,190
                                                                   =============    ============    ============


--------------------------------------------------------------------------------

(1) Average balance does not reflect unrealized gain (loss) on securities available for sale. Yield is based on amortized cost without adjustment for unrealized gain (loss) on securities available for sale.
(2) Total loans less deferred net loan fees and loans in process and including non accrual loans. (3) Interest rate spread is calculated by subtracting average interest rate cost from average interest rate earned for the period indicated.
(4) The net yield on average interest-earning assets is calculated by dividing net interest income by average interest-earning assets for the period indicated.
                                       14
I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

     B. The following tables set forth, for the years indicated, the condensed average balance of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average interest rates earned or paid thereon.

                                                                      --------Year Ended September 30, 2007-------
                                                                              -----------------------------
                                                                         Average                          Average
                                                                         Balance         Interest       Yield/Cost
                             (Dollars in thousands)

INTEREST-EARNING ASSETS
     Interest-earning deposits                                        $      6,132    $        307        5.01%
      Mortgage-backed securities (1)                                        29,533           1,307         4.42
     Other securities available for sale (1)                                20,793             969         4.66
     FHLB stock                                                              7,796             355         4.56
     Loans held for sale                                                       254              17         6.76
     Loans receivable (2)                                                  389,758          26,344         6.76
                                                                      ------------    ------------
         Total interest-earning assets                                $    454,266          29,299         6.45
                                                                      ============    ============

INTEREST-BEARING LIABILITIES
     Savings accounts                                                 $     52,966           1,038        1.96%
     NOW and money market accounts                                          74,098           1,483         2.00
     Certificates of deposit                                               179,219           7,623         4.25
     Securities sold under agreements to repurchase                             74               2         3.33
     Federal Home Loan Bank advances                                       104,197           5,342         5.13
     Other borrowings                                                        1,849             131         7.07
     Subordinated notes - trust                                              5,000             311         6.22
                                                                      ------------    ------------
         Total interest-bearing liabilities                           $    417,403          15,930         3.82
                                                                      ============    ============

Net interest-earning assets                                           $     36,863
                                                                      ============

Net interest income                                                                   $     13,369
                                                                                      ============

Interest rate spread (3)
                                                                                                           2.63%

Net yield on average interest-earning assets (4)                                                           2.94%
                                                                                                           =====

--------------------------------------------------------------------------------

(1) Average balance does not reflect unrealized gain (loss) on securities available for sale. Yield is based on amortized cost without adjustment for unrealized gain (loss) on securities available for sale.
(2) Total loans less deferred net loan fees and loans in process and including non accrual loans. (3) Interest rate spread is calculated by subtracting average interest rate cost from average interest rate earned for the period indicated.
(4) The net yield on average interest-earning assets is calculated by dividing net interest income by average interest-earning assets for the period indicated.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

                                                                      --------Year Ended September 30, 2006-------
                                                                              -----------------------------
                                                                         Average                          Average
                                                                         Balance         Interest       Yield/Cost
                             (Dollars in thousands)

INTEREST-EARNING ASSETS
     Interest-earning deposits                                        $     26,337    $        871        3.31%
      Mortgage-backed securities (1)                                        38,340           1,640         4.28
     Other securities available for sale (1)                                28,513           1,200         4.21
     FHLB stock                                                              8,809             422         4.79
     Loans held for sale                                                       802              52         6.43
     Loans receivable (2)                                                  379,568          24,422         6.43
                                                                      ------------    ------------
         Total interest-earning assets                                $    482,369          28,607         5.93
                                                                      ============    ============

INTEREST-BEARING LIABILITIES
     Savings accounts                                                 $     58,887           1,053        1.79%
     NOW and money market accounts                                          77,428           1,275         1.65
     Certificates of deposit                                               186,109           6,693         3.60
     Federal Home Loan Bank advances                                       108,815           5,414         4.98
     Other borrowings                                                        6,330             399         6.31
     Subordinated notes - trust                                              5,000             311         6.22
                                                                      ------------     -------------
         Total interest-bearing liabilities                           $    442,569          15,145         3.42
                                                                      ============    ============

Net interest-earning assets                                           $     39,800
                                                                      ============

Net interest income                                                                   $     13,462
                                                                                      ============

Interest rate spread (3)                                                                                   2.51%
                                                                                                           =====

Net yield on average interest-earning assets (4)                                                           2.79%
                                                                                                           =====


I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

                                                                      --------Year Ended September 30, 2005-------
                                                                              -----------------------------
                                                                         Average                          Average
                                                                         Balance         Interest       Yield/Cost
                             (Dollars in thousands)
INTEREST-EARNING ASSETS
     Interest-earning deposits                                        $     22,157    $        403         1.82%
      Mortgage-backed securities (1)                                        39,152           1,523         3.89
     Other securities available for sale (1)                                22,429             732         3.26
     FHLB stock                                                              8,952             385         4.30
     Loans held for sale                                                     1,105              69         6.22
     Loans receivable (2)                                                  399,469          24,835         6.22
                                                                      ------------    ------------
         Total interest-earning assets                                $    493,264          27,947         5.67
                                                                      ============    ============

INTEREST-BEARING LIABILITIES
     Savings accounts                                                 $     47,071             421         0.89%
     NOW and money market accounts                                          89,443             902         1.01
     Certificates of deposit                                               185,268           5,308         2.87
     Federal Home Loan Bank advances                                       131,101           6,308         4.81
     Other borrowings                                                        6,500             285         4.38
     Subordinated notes - trust                                                875              53         6.02
                                                                      ------------     --------------
         Total interest-bearing liabilities                           $    460,258          13,277         2.88
                                                                      ============    ============

Net interest-earning assets                                           $     33,006
                                                                      ============

Net interest income                                                                   $     14,670
                                                                                      ============

Interest rate spread (3)                                                                                   2.79%
                                                                                                           =====

Net yield on average interest-earning assets (4)                                                           2.97%
                                                                                                           =====

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

C. The following tables describe the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected MFB Corp.'s consolidated interest income and expense during the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in rate (i.e., changes in rate multiplied by old volume) and (2) changes in volume (i.e., changes in volume multiplied by new rate). Changes attributable to both rate and volume have been allocated proportionally to the change due to volume and the change due to rate.

                                                                               Increase (Decrease) in
                              Net Interest Income
                             Total Net Due to Due to
                                                                    Change              Rate             Volume
                             (Dollars in thousands)
Year ended September 30, 2007 compared
  to year ended September 30, 2006
      Interest-earning assets
         Interest-earning deposits                               $      (563)      $       449       $     (1,012)
         Mortgage-backed securities                                     (334)               56               (390)
         Other securities available for sale                            (231)              129               (360)
         FHLB stock                                                      (67)              (21)               (46)
         Loans held for sale                                             (34)                3                (37)
         Loans receivable                                              1,921             1,232                 689
                                                                 -----------       -----------       ------------
             Total                                                       692             1,848             (1,156)

      Interest-bearing liabilities
         Savings accounts                                                (14)              102               (116)
         NOW and money market accounts                                   208               275                (67)
         Certificates of deposit                                         930             1,223               (293)
         Securities sold under agreements to repurchase                    2                 -                   2
             Federal Home Loan Bank advances                             (72)              164               (236)
         Other borrowings                                               (269)               48               (317)
                                                                 -----------       -----------       ------------
             Total                                                       785             1,812             (1,027)
                                                                 -----------       -----------       ------------

Change in net interest income                                    $       (93)      $        36       $       (129)
                                                                 ===========       ===========       ============

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

                                                                               Increase (Decrease) in
                              Net Interest Income
                             Total Net Due to Due to
                                                                    Change              Rate             Volume
                             (Dollars in thousands)
Year ended September 30, 2006 compared
  to year ended September 30, 2005
      Interest-earning assets
         Interest-earning deposits                               $       468       $       330       $         138
         Mortgage-backed securities                                      468               212                 256
         Other securities available for sale                             117               152                (35)
         FHLB stock                                                       37                44                 (7)
         Loans held for sale                                             (17)                2                (19)
         Loans receivable                                               (413)              867             (1,280)
                                                                 -----------       -----------       ------------
             Total                                                       660             1,607               (947)

      Interest-bearing liabilities
         Savings accounts                                                632               421                 211
         NOW and money market accounts                                   373               571               (198)
         Certificates of deposit                                       1,385             1,355                  30
          Federal Home Loan Bank advances                                114               125                (11)
         Other borrowings                                               (894)              215             (1,109)
         Subordinated notes - trust                                      258                 2                 256
                                                                 -----------       -----------       ------------
             Total                                                     1,868             2,689               (821)
                                                                 -----------       -----------       ------------

Change in net interest income                                    $    (1,208)      $    (1,082)      $       (126)
                                                                 ===========       ===========       ============



II.     INVESTMENT PORTFOLIO

A.                    The following table sets forth the amortized cost and fair value of securities available for sale: At September 30,
                      2007 2006 2005
                         Amortized        Fair          Amortized         Fair          Amortized         Fair
                           Cost           Value           Cost            Value           Cost            Value
                           ----           -----           ----            -----           ----            -----
                                                          (Dollars in thousands)
Debt securities
U.S. Government
and federal
     agencies         $     1,500    $      1,506      $    14,392     $   14,322      $   11,220     $    11,179
Municipal bonds                 -               -              338            338             340             344
Mortgage-backed            25,350          25,027           33,839         33,195          40,575          40,275
Corporate debt              3,974           3,506            7,246          7,115           8,745           8,569
                      -----------    ------------      -----------     ----------      ----------     -----------

                           30,824          30,039           55,815         54,970          60,880          60,367

Marketable equity
 securities                 3,052           3,370            3,085          3,413           3,180           3,208
                      -----------    ------------      -----------     ----------      ----------     -----------

                      $    33,876    $     33,409      $    58,900     $   58,383      $   64,060     $    63,575
                      ===========    ============      ===========     ==========      ==========     ===========


Federal Home Loan Bank ("FHLB") stock is carried at cost, which approximates fair value, and for the years ending September 30, 2007, 2006 and 2005 was $7.7 million, $8.2 million and $9.0 million.

B. The maturity distribution and weighted average interest rates of debt securities available for sale, excluding mortgage-backed securities, are as follows:

                                          Amount at September 30, 2007, which matures in
           ------------------------------------------------------------------------------------------------------------
                   One                  One to             Over Five to            Over 10
               Year or Less           Five Years             Ten Years               Years                Totals
           --------------------  --------------------  --------------------  --------------------  --------------------
           Amortized    Fair     Amortized    Fair     Amortized    Fair     Amortized    Fair     Amortized     Fair
             Cost       Value      Cost       Value      Cost       Value      Cost      Value       Cost        Value
             ----       -----      ----       -----      ----       -----      ----      ------      ----        -----

                                                      (Dollars in thousands)
U.S. Government and federal
   agencies$   1,000  $   1,003   $    500  $     503  $       -  $       -  $       -  $       -  $   1,500  $   1,506
Corporate Debt     -          -          -          -          -          -      3,974      3,506      3,974      3,506
               -----  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------
           $    1,000 $   1,003  $     500  $     503  $       -  $       -  $   3,974  $   3,506  $   5,474  $   5,012
           ========== =========  =========  =========  =========  =========  =========  =========  =========  =========


Weighted
average yield  5.00%                 5.60%                   -%                  6.32%                6.01%


The Company had no securities classified as held to maturity at September 30, 2007.

The weighted average interest rates are based upon coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

C. There were no investments in securities of any one issuer which exceeded 10% of the shareholders' equity of the Company at September 30, 2007.

III.     LOAN PORTFOLIO

         A. The following table sets forth the composition of MFB Corp.'s consolidated loan portfolio and mortgage-backed securities by loan type as of the dates indicated, including a reconciliation of gross loans receivable to net loans receivable after consideration of the allowance for loan losses, deferred net loan fees and loans in process:

                             ---------------------------------------------September 30,--------------------------------------------
                                       2007                2006                2005               2004                 2003
                             -------------------- -------------------- -------------------- ------------------ --------------------
                                       Percent                Percent             Percent             Percent             Percent
                                         of                     of                  of                   of                 of
                               Amount   Total       Amount     Total    Amount     Total      Amount    Total    Amount    Total
                               ------   -----       ------     -----    ------     -----      ------    -----    ------    -----
                                                                      (Dollars in thousands)
Mortgage loans
     Residential             $178,056   43.60%    $ 174,399    45.90%   $167,395   42.77%    $176,817   44.10%  $129,472  40.60%
     Residential construction  18,107    4.43        22,232     5.85      21,757    5.56       20,259    5.05     22,066   6.92
     Multi-family               5,588    1.37         3,090     0.81       3,249    0.83        3,899    0.97      6,728   2.11

Commercial and other loans
     Commercial loans         154,131   37.73       134,621    35.43     158,071   40.39      160,952   40.15    130,623  40.96
     Home equity and second
     mortgage loans            42,593   10.43        37,779     9.95      33,901    8.66       32,006    7.98     24,535   7.70
     Other                      9,985    2.44         7,835     2.06       7,010    1.79        6,973    1.75      5,462   1.71
                             --------- -------    -----------  -------  ---------  ------     --------  -------  -------  ------
     Gross loans receivable   408,460  100.00%      379,956    100.00%   391,383  100.00%      400,906  100.00%  318,886  100.00%
                                       =======                 =======            ======                 ======           ======
Less
     Allowance for loan losses (5,298)               (7,230)              (6,388)              (6,074)           (5,198)
     Deferred net loan fees      (652)                 (707)                (766)                (843)             (820)
     Loans in process             (52)                  (27)                  78                 (138)                89
                              --------             -----------          ---------              --------          -------

         Net loans receivable$ 402,458            $ 371,992             $384,307              $393,851          $312,957
                             =========            ===========           ========              ========          ========

Mortgage-backed securities
     FHLMC certificates      $  19,282            $  24,243             $ 26,621              $ 25,767          $  6,966
     CMO - REMIC                 5,745                8,952               13,654                19,639             9,803
                             -----------          -----------           --------              ---------         --------
         Net mortgage-backed $  25,027            $  33,195             $ 40,275              $45,506            $16,769
             Securities      ===========          ===========           ========              ========         =========


Mortgage loans
     Adjustable rate         $126,631   62.77%    $ 124,926     62.55%  $122,437   63.64%     $122,473   60.94%$  113,639  71.80%
     Fixed rate                75,120   37.23        74,795     37.45     69,964   36.36        78,502   39.06     44,627   28.20
                             --------   ------    ----------   -------  --------   ------     --------   ------ ---------  -------

     Total                   $201,751  100.00%    $ 199,721    100.00%  $192,401   100.00%    $200,975   100.00% $158,266  100.00%
                             ========  =======    =========    =======  ========   =======    ========   ======= ========  =======


        B. Loan Maturity. The following table sets forth certain information at September 30, 2007, regarding the dollar amount of loans maturing in MFB Corp.'s consolidated loan portfolio based on the date that final payment is due under the terms of the loan. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

                                                                     Due during years ended September 30,
                                  Balance     --------------------------------------------------------------------------------------
                                Outstanding                                            2011       2013        2018      2023
                              at September 30,                                          and        to          to       and
                                   2007         2008         2009         2010         2012       2017        2022    Following
                                   ----         ----         ----         ----         ----       ----        ----    ---------
                                                                    (Dollars in thousands)
Mortgage Loans
      Residential              $  178,056    $  2,980    $    206      $   456      $  1,191    $ 10,157    $ 19,099   $143,967
      Residential construction     18,107      15,140           -           78             -           -           -      2,889
      Multi-family                  5,588         381       2,409          338         2,312          10         138          -
Commercial and other Loans-
      Commercial loans            154,131      29,918      14,069       12,513        45,891      12,165         422     39,153
      Home equity and second       42,593       3,516       3,783        7,779        20,222       2,232       2,497      2,564
         mortgage
      Other                         9,985       2,080         835        1,836         4,019         784          26        405
                               ------------    --------  --------      -------    -----------    ---------   --------- ---------

      Total                    $  408,460    $ 54,015    $ 21,302      $23,000    $   73,635    $ 25,348     $22,182    $188,978
                               ============  ==========  ========      =======    ===========   =========    =========  ========

The following table sets forth, as of September 30, 2007, the dollar amount of all loans which have fixed interest rates and floating or adjustable interest rates.

                                                     Due After September 30, 2007
                                                               Variable
                                              Fixed Rates        Rates           Total
                                                        (Dollars in thousands)
Mortgage loans
      Residential & Construction              $    75,111     $   126,630    $  201,741
      Multi-family                                      10              -            10


Commercial and other loans
      Commercial loans                             114,440         39,691       154,131
      Home equity and second mortgage               33,550          9,043        42,593
      Other                                          9,660            325         9,985
                                              ------------    -----------    ----------

      Total                                   $    232,771    $   175,689    $ 408.460
                                              ============    ===========    =========


--------------------------------------------------------------------------------






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

                                                                  At September 30,
                                    -----------------------------------------------------------------------------
                                       2007            2006             2005            2004              2003
                                       ----            ----             ----            ----              ----
                                                               (Dollars in thousands)

Accruing loans delinquent
      more than 90 days             $       41       $     619       $       136     $        -       $         -
Non-accruing loans                       4,693           6,390             1,284          2,719             3,845
Restructured loans                         361               -                 -              -                 -
                                    ----------       ---------       -----------     ----------       -----------
Total nonperforming
      loans                              5,095           7,009             1,420          2,719             3,845
Real estate owned, net                      80           1,135             1,444          1,527               704
Repossessions & foreclosures                65               110             252             -                  -
                                    ----------        ----------      ----------         ------          --------
Total nonperforming
      assets                        $    5,240       $   8,254       $     3,116     $    4,246       $     4,549
                                    ==========       =========       ===========     ==========       ===========

Nonperforming loans to
      total loans                       1.25%            1.85%            0.36%          0.68%             1.21%
Nonperforming assets to
      total loans                       1.28%            2.17%            0.80%          1.06%             1.43%

The decrease in nonperforming loans is discussed in the Nonperforming and Classified Assets section and the Allowance for Loan Losses section. Management believes that the allowance for loan losses balance at September 30, 2007 is adequate to absorb estimated losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover probable incurred losses based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

                2.    Potential Problem Loans

                      As of September 30, 2007, impaired loans totaled $3.7 million, of which are all nonaccrual loans and included in the nonperforming loans of $5.1 million in the table above. Loans are classified as impaired loans if there are serious doubts as to the ability of the borrower to comply with present loan repayment terms, which may result in disclosure of such loans pursuant to Item III.C.1. The impaired loans had specific loan loss allowances totaling $2.4 million at September 30, 2007.

                3.    Foreign Outstandings

                      None

                4.    Loan Concentrations

                      MFB Financial historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one-to-four family and multi-family residential real property. These loans continue to be a major focus of MFB Financial's loan origination activities, representing 49.4% of the total loan portfolio at September 30, 2007. However, MFB Financial continues to place increased emphasis on diversifying its balance sheet and improving earnings in commercial lending, which represent 37.7% of the total loan portfolio at September 30, 2007, and consumer and other lending, which represents 12.9%.


         D.     Other Interest-Earning Assets

                There are no other interest-earning assets as of September 30, 2007 which would be required to be disclosed under Item III. C.1 or 2 if such assets were loans.

--------------------------------------------------------------------------------

-------------------------------------------------------------------------------*



     IV.   SUMMARY OF LOAN LOSS EXPERIENCE

           A. The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in
                conjunction   with management's review and evaluation of current
                economic conditions (including those of MFB Corp.'s lending area), changes in the characteristic and size of the loan portfolio, loan delinquencies (current status as well as past trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, MFB Corp.'s allowance for loan losses is adequate to absorb probable incurred losses from loans at September 30, 2007.

                The following table analyzes changes in the consolidated allowance for loan losses during the past five years ended September 30, 2007.

                                                              Years Ended September 30,
                                  -------------------------------------------------------------------------------
                                       2007            2006             2005            2004              2003
                                       ----            ----             ----            ----              ----
                                                               (Dollars in thousands)
Balance of allowance at
  beginning of period             $      7,230     $     6,388     $       6,074     $    5,198      $      5,143
Add: recoveries
   Mortgage residential loans                7               -                -               -                 -
   Residential construction                  -               -                 -              8                 -
   Commercial real estate                    -               -                 -              5               333
   Commercial loans                         12               2                80              2                 -
   Other loans                               7               3                10              2                 -
Less charge offs:
   Mortgage residential loans             (19)             (36)              (40)             -                 -
   Commercial real estate                    -             (48)             (80)           (11)             (305)
   Commercial loans                      (598)             (45)             (266)          (508)           (1,060)
   Home equity                            (55)              (3)                -              -                (7)
   Other loans                            (29)             (63)             (113)           (24)              (16)
                                  ------------     -----------     -------------     ----------      ------------
Net charge-offs                           (675)           (190)             (409)          (526)           (1,055)

Allowance acquired through
   acquisition                               -               -                 -            602                 -
Provisions for loan losses              (1,257)          1,032               723            800             1,110
                                  ------------     -----------     -------------     ----------      ------------

Balance of allowance at
  end of period                   $      5,298     $     7,230     $       6,388     $    6,074      $      5,198
                                  ============     ===========     =============     ==========      ============

Net charge-offs to total
  average loans out-
  standing for period *                0.17%           0.05%             0.10%            0 .15%           0.33%
Allowance at end of
  period to total loans
  at end of period  *                  1.30%           1.91%             1.63%           1.52%              1.63%

*  Not including loans held for sale

     IV. SUMMARY OF LOAN LOSS EXPERIENCE (Continued)


        Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of MFB Corp.'s allowance for loan losses at the dates indicated.


                                                                             September 30,

                                         2007                    2006              2005                2004                 2003
                               ----------------------  --------------------  -----------------  -------------------   --------------
                                         Percent               Percent              Percent               Percent           Percent
                                         of loans              of loans              of loans              of loans         of loans
                                          in each               in each              in each               in each           in each
                                         category              category             category               category         category
                                         to total              to total              to total              to total         to total
                                Amount     Loans       Amount    Loans       Amount   Loans      Amount     Loans     Amount   Loans
                                ------     -----       ------    -----       ------   -----      ------     -----     ------  -----
                                                                     (Dollars in thousands)
Balance at end of period
  applicable to
      Residential             $   200     43.60%     $   210    45.90%      $   242   42.74%    $   318     44.11%    $   94  40.60%

      Commercial                4,531     37.73        6,460    35.43         5,603   40.39       5,126     40.15      4,591  40.96

      Multi-family                 11      1.37            6     0.81             6    0.83           8      0.97          7    2.11

      Residential construction     36      4.43           44     5.85            44    5.57          40      5.05         22    6.92

      Consumer loans (1)          205     12.87          195    12.01           144   10.47          153     9.72         70    9.41

      Unallocated                 315                    315                    349                  429                 414
                                -----     ------       -----    ------      --------  ------    --------    ------     ------- -----

          Total               $ 5,298    100.00%     $ 7,230   100.00%      $ 6,388   100.00%    $ 6,074    100.00%   $5,198 100.00%
                              ======     =======     =======   ========     ========  =======    =======    =======   ====== =======




(1) Includes home equity and second mortgage loans, and other loans including, education loans and loans secured by deposits





V.       DEPOSITS

        The average amount of deposits and average rates paid are summarized as follows for the years ended September 30:

                                                        2007                         2006                            2005
                                                        ----                         ----                            ----
                                               Average        Average         Average        Average        Average         Average
                                               Amount          Rate           Amount          Rate          Amount           Rate
                                               ------          ----           ------          ----          ------           ----
                                                                              (Dollars in thousands)
         Savings accounts                  $   52,966         1.96%          $ 58,887           1.79%      $47,071           0.89%
         Now and money market accounts         74,098         2.00             77,428           1.65        89,443            1.01
         Certificates of deposit              179,219         4.25            186,109           3.60       185,268            2.87
         Demand deposits (noninterest-bearing) 35,461                          34,960                       30,387
                                            ------------                   ------------                   ----------

                                           $ 341,744                         $357,384                      $352,169
                                           =========                        ===========                   ==========

        Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at September 30, 2007 is summarized as follows:
                                                               Amount
                                                       (Dollars in thousands)

         Three months or less                                $ 13,446
         Over three months and through six months               6,109
         Over six months and through twelve months             10,251
         Over twelve months                                    18,796
                                                           ------------
                                                             $ 48,602

VI.      RETURN ON EQUITY AND ASSETS

         The ratio of net income to average total assets and average shareholders' equity and certain other ratios are as follows:
                                                                               September 30,
                                                              ----------------------------------------------
                                                                 2007              2006             2005
                                                                 ----              ----             ----
                                                                          (Dollars in thousands)
        Average total assets                                  $    498,022      $    520,240     $    532,190

        Average shareholders' equity                          $     39,987      $     38,037     $     36,587

        Net income                                            $      3,232      $      2,166     $      2,496

        Return on average total assets                               0.65%           0.42%             0.47%

        Return on average shareholders' equity                       8.08%           5.69%             6.82%

        Dividend payout ratio (dividends
          declared per share divided by net
          income per share)                                         26.94%            32.92%          26.73%

        Average shareholders' equity
          to average total assets                                    8.03%           7.31%             6.87%

VII.     SHORT-TERM AND FEDERAL HOME LOAN BANK BORROWINGS
The following table sets forth the maximum month-end balance and average balance of FHLB advances at the dates indicated.

                                                                               September 30,
                                                              ----------------------------------------------
                                                                 2007              2006             2005
                                                                 ----              ----             ----
                                                                          (Dollars in thousands)
Maximum Balance:
FHLB advances.............................................    $   123,622       $123,675          $  136,260

Average Balance:
FHLB advances:............................................        104,197         108,815            131,101

Average Rate Paid On:
FHLB advances.............................................          5.13%           4.98%             4.81%

The calculation of the average rate paid on FHLB advances is impacted by purchase adjustment amortization for the years ended September 30, 2007, 2006 and 2005 of $332,000, $472,000, and $804,000.

The following table sets forth the Bank's borrowings at the dates indicated:
                                                                               September 30,
                                                              ----------------------------------------------
                                                                 2007              2006             2005
                                                                 ----              ----             ----
                                                                          (Dollars in thousands)
Amounts Outstanding:
FHLB advances.............................................    $   124,258     $    97,053       $ 125,854

Weighted Average Interest Rate:
FHLB Advances.............................................        5.32%             5.52%            5.53%






VIII.    CONTRACTUAL OBLIGATIONS AND COMMITTMENTS
The following table sets forth contractual obligations and commitments based on the due date:

                                                               Payments due by Period
                                                               ---------------------------
                                                     Less than                                            Over
                                       Total          1 year          1-3 years       3-5 years          5 years
                                       -----          ------          ---------       ---------          -------
                                                               (Dollars in thousands)

Deposits without a
   stated maturity                $    162,761    $    162,761     $           -     $        -      $          -
Certificates of deposit                171,042          97,733            48,731         22,142             2,436
Long-term debt obligations             123,622          69,134            36,238         18,250                 -
Subordinated debentures                  5,000               -                 -              -             5,000
Purchase obligations                     2,100             851             1,249              -                 -
Securities sold under
   agreement to repurchase                 540             540                 -              -                 -
Unused commitments to
   extend credits                       78,820          78,820                 -              -                 -
                                  ------------     -----------     -------------     ----------      ------------

Total                             $    543,885    $    409,839    $       86,218      $  40,392      $      7,436
                                 =============    ============    ==============     ===========     ============


                                   COMPETITION

MFB Financial originates most of its loans to and accepts most of its deposits from residents of St. Joseph and Elkhart counties in Indiana and beginning in 2005 in Hamilton County, Indiana. MFB Financial is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, certain non-banking consumer lenders, and other companies or firms, including brokerage houses and mortgage brokers that provide similar services in St. Joseph and Elkhart Counties. MFB Financial also competes with money market and mutual funds with respect to deposit accounts and with insurance companies with respect to individual retirement accounts. The newly acquired Community Wealth Management Group competes with firms in and around Carmel and Crawfordsville and the surrounding areas in Indiana.

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

The OTS has extensive authority over the operations of savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Bank was as of March 31, 2007 and dated September 24, 2007. When these examinations are conducted by the OTS, the examiners may require the Company to provide for higher general or specific loan loss reserves. To fund the operations of the OTS, all savings institutions are subject to a semi-annual assessment, based on the total assets, condition, and complexity of operations. The Bank's OTS assessment for the fiscal year ended September 30, 2007, was approximately $120,000.

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

The Securities and Exchange Commission had adopted final rules implementing
Section 404 of the Sarbanes-Oxley Act of 2002 but has delayed the implementation of 404 regulations for non-accelerated filers. The Company will be required to include a report from management on the Company's internal control over financial reporting for the fiscal year ended September 30, 2008. The internal control report must include a statement of management's responsibility for establishing and maintaining adequate control over financial reporting of the Company, identify the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting, and provide management's assessment of the effectiveness of the Company's internal control over financial reporting. For the fiscal year ending September 30, 2009, the internal control report must state that the Company's independent accounting firm has issued an attestation report on management's assessment of the Company's internal control over financial reporting. Management expects that significant efforts will be required to comply with Section 404 and that the cost of such compliance may be material upon implementation.

The Securities and Exchange Commission in 2006 adopted significant changes to its proxy statement disclosure rules relating to executive compensation. Among other things, several tables, more detailed narrative disclosures, and a new compensation discussion and analysis section are required in proxy statements. These changes have required and will require a significant commitment of managerial resources and will result in increased costs to us, which could adversely affect results of operations, or cause flucuations in results of operations.

Federal Home Loan Bank System

The Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member financial institutions. At September 30, 2007, the Bank's investment in stock of the FHLB of Indianapolis was $7.7 million.

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

The FDIC is authorized to establish a range of 1.15% to 1.50% within which the FDIC Board of Directors may set the Designated Reserve Ratio ("DRR"). If the DDR falls below 1.15%, or is expected to within 6 months, the FDIC must adopt a restoration plan that provides that the DIF will return to 1.15% generally within 5 years. If the DDR exceeds 1.35%, the FDIC must generally dividend to DIF members half of the amount above the amount necessary to maintain the DIF at 1.35%. If the reserve ration exceeds 1.50%, the FDIC must generally dividend to DIF members all amounts above the amount necessary to maintain the DIF at 1.50%.

Regulatory Capital

Currently, savings institutions are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations with the highest rating for safety and soundness maintain "core capital" of at least 3% of total assets, with other savings associations maintaining core capital of 4% to 5% of total assets, depending on their condition. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits), less non-qualifying intangibles. Under the tangible capital requirement, a savings bank must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights and purchased credit card relationships which may be included subject to certain limits) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings bank to account for the relative risks inherent in the type and amount of assets held by the savings bank. The total risk-based capital requirement requires a savings bank to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%) with a credit risk-free asset such as cash requiring no risk-based capital and an asset with a significant credit risk such as a non-accrual loan being assigned a factor of 100%. At September 30, 2007, based on the capital standards then in effect, the Bank was in compliance with all capital requirements imposed by law.

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

Prompt Corrective Action

Applicable Federal law requires that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, five capital tiers have been established: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At each successively lower capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. OTS regulations define these capital levels as follows: (1) well-capitalized institutions must have total risk-based capital of at least 10%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 6% and a leverage ratio of at least 5% and are not subject to any order or written directive of the OTS to maintain a specific capital level for any capital measure; (2) adequately capitalized associations are those that meet the regulatory minimum of total risk-based capital of 8%, core risk-based capital of 4% and a leverage ratio of 4%, but which are not well capitalized; (3) undercapitalized institutions are those that do not meet the requirements for adequately capitalized institutions, but that are not significantly undercapitalized; (4) significantly undercapitalized institutions have total risk-based capital of less than 6%, core risk-based capital of less than 3% and a leverage ratio of less than 3%; and (5) critically undercapitalized institutions are those with tangible capital of less than 2% of total assets. In addition, the OTS can downgrade an institution's designation notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or if the institution is deemed to be in an unsafe or unsound condition. Each undercapitalized institution must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Significantly undercapitalized institutions must restrict the payment of bonuses and raises to their senior executive officers. Furthermore, a critically undercapitalized institution must be placed in conservatorship or receivership within 90 days after reaching such capitalization level, except under limited circumstances. It will also be prohibited from making payments on any subordinate debt securities without the prior approval of the FDIC and will be subject to significant additional operating restrictions. The Bank's capital at September 30, 2007, meets the standards for a well-capitalized institution.

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

Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings bank subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company must, within one year of the savings association's failure to meet the QTL test, register as a bank holding company and become subject to all of the provisions of the Bank Holding Company Act of 1956. See-"Qualified Thrift Lender." At September 30, 2007, the Bank's asset composition qualifies the Bank as a Qualified Thrift Lender.

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

Loans to One Borrower

Under OTS regulations, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings bank may lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the savings bank meets its regulatory capital requirements and the OTS authorizes the savings bank to use this expanded lending authority. At September 30, 2007, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its regulatory lending limits. Management does not believe that the loans-to-one-borrower limits will have a significant impact on the Bank's business operations or earnings.

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

At September 30, 2007, 75.10% of the Bank's portfolio assets (as defined on that date) were invested in qualified thrift investments (as defined on that date); and, the Bank's asset composition was in excess of that required to qualify the Bank as a QTL in each of the twelve months of the fiscal year. Also, the Bank does not expect to significantly change its lending or investment activities in the near future, and therefore expects to continue to qualify as a QTL, although there can be no such assurance.

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

State Taxation

The Bank is subject to Indiana's Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Currently, income from the Bank's subsidiaries MFB Investment, I, Inc., MFB Investments II, Inc. and MFB Investments, LP is not subject to the FIT. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes. The Indiana Department of Revenue is currently conducting an audit of MFB's state income tax returns for fiscal years 2004, 2005 and 2006.





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

Changes in interest rate risk could have a material adverse effect on our financial condition and results of operations. MFB's earnings depend to a great extent upon the level of net interest income, which is the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings. Interest rate risk is the risk that the earnings and capital will be adversely affected by changes in interest rates. While MFB attempts to adjust its asset/liability mix in order to limit the magnitude of interest rate risk, interest rate risk management is not an exact science. Rather, it involves estimates as to how changes in the general level of interest rates will impact the yields earned on assets and the rates paid on liabilities. Moreover, rate changes can vary depending upon the level of rates and competitive factors. From time to time, maturities of assets and liabilities are not balanced, and a rapid increase or decrease in interest rates could have an adverse effect on net interest margins and results of operations of MFB. Further discussion of interest rate risk can be found under the caption "Asset/Liability Management" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of MFB's 2007 Annual Report to Shareholders.

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


Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

At September 30, 2007, MFB Financial conducted its business from its corporate headquarters and main office at 4100 Edison Lakes Parkway, Mishawaka, Indiana 46545, eleven full service financial centers, one wealth management group office in Crawfordsville, Indiana, and one loan production office in New Buffalo, Michigan. The corporate headquarters/main office and eleven branch offices are owned by MFB Financial and the Wayne Street, Carmel, Crawfordsville and New Buffalo locations are leased.

The corporate headquarters consists of approximately 114,000 square feet with approximately 44% of the space utilized by the Company. At September 30, 2007 the Company had leased approximately 87% of the available tenant space.


The following table provides certain information with respect to MFB Financial's offices as of September 30, 2007:

                                    Year                      Approximate
Description and Address            Opened                    Square Footage

Corporate Headquarters
4100 Edison Lakes Parkway
Suite 300
Mishawaka, IN 46545                 2004                          63,000

Main Office
4100 Edison Lakes Parkway
Suite 300
Mishawaka, IN 46544                 2006                             500

Branch Office
411 W. McKinley Ave.
Mishawaka, IN 46545                 1975                           4,800

Branch Office
402 W. Cleveland Rd.
Granger, IN 46545                   1977                           4,400

Branch Office
2427 Mishawaka Ave.
South Bend, IN 46615                1978                           2,600

Branch Office
25990 County Road 6
Elkhart, IN 46514                   1999                           3,300

Branch Office
100 E. Wayne St.
Suite 150
South Bend, IN 46601                2000                           3,200

Branch Office
23132 U.S. 33
Elkhart, IN 46517                   2003                           2,700

Branch Office
2850 West Cleveland Rd.
South Bend, IN 46628                2006                           3,200

Branch Office
121 S. Church Street
Mishawaka, IN 46544                 1961                          13,700



                                    Year                        Approximate
Description and Address            Opened                      Square Footage


Branch Office
23761 State Road 2
South Bend, IN 46619                2005                            3,400

Branch Office
742 E Ireland Rd
South Bend, IN 46614                2005                            3,100

Branch Office
11711 N. Meridian Suite 170
Carmel, IN 46032                    2006                            3,200

Loan Production Office
307 West Buffalo St.
New Buffalo, MI 49117               2007                            2,000

Wealth Management Office
119 East Main St.
Crawfordsville, IN 47933            2007                            2,600



MFB Financial also operates thirteen automatic teller machines (ATMs). MFB Financial's ATMs participate in the nationwide CIRRUS and STAR ATM networks, and accept all others.

MFB Financial owns computer and data processing equipment which is used for transaction processing and accounting. In 2007, MFB Financial renegotiated its contract for data processing and reporting services with Open Solutions (formerly known as BISYS, Inc.) in Glastonbury, Connecticut. The cost of these data processing services was approximately $793,000 for the year ended September 30, 2007 and $838,000 for the year ended September 30, 2006.

Item 3.  Legal Proceedings.

The Company and the Bank are subject to certain claims and legal actions arising in the ordinary course of business. A creditor of the $1.5 million impaired loan relationship discussed in Note 4 to the Company's consolidated financial statements in its Annual Report to Shareholders filed a lawsuit during the fiscal year ending September 30, 2006 against MFB seeking to recover $171,000 from MFB. A forbearance agreement provided for payments to this creditor and the Bank from the impaired loan relationship and resulted in payments of approximately $1.6 million during fiscal year 2007 to the Bank and full recovery to the creditor. This legal matter was resolved during the fiscal year 2007 and the Company and the Bank did not incur any losses. In the opinion of management, after consultation with legal counsel, the ultimate disposition of all other legal matters is not expected to have a material adverse effect on the consolidated financial position or results of operation of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of MFB's shareholders during the quarter ended September 30, 2007.

Item 4.5.         Executive Officers of Registrant.
---------         ---------------------------------

Presented below is certain information regarding the executive officers of MFB and MFB Financial:

       Name                                                                         Position
       ----                                                                         --------
Charles J. Viater                                             President and Chief Executive Officer of MFB
                                                                and MFB Financial
Donald R. Kyle                                                Executive Vice President and Chief Operating Officer
                                                                of MFB Financial
Terry L. Clark                                                Executive Vice President and Chief Financial Officer of
                                                                 MFB Financial
James P. Coleman, III                                         Executive Vice President and Director of Wealth
                                                                Management of MFB Financial
Scott A. Taylor                                               Vice President and Chief Deposit Officer of
                                                                MFB Financial
M. Gilbert Eberhart                                           Secretary of MFB and MFB Financial

Charles J. Viater (age 52) has served as President and Chief Executive Officer of MFB Financial since September 1995.

Donald R. Kyle (age 60) has served as Executive Vice President and Chief Operating Officer of MFB Financial since July, 1999. Previously, he served as Regional President of National City Bank.

Terry L. Clark (age 41) joined MFB in January 2005 as Vice President and Controller and was elected as Executive Vice President and Chief Financial Officer of MFB Financial in January 2007. Previously, he served as an Accounting Officer at 1st Source Bank in South Bend, Indiana and as Controller at Trustcorp Mortgage Company in South Bend, Indiana prior to his employment with 1st Source.

James P. Coleman (age 61) joined MFB in June 2004 as Executive Vice President and Director of Wealth Management. Previously, he served as President of STAR Wealth Management in Fort Wayne, Indiana and as Senior Vice President of 1st Source Bank in South Bend, Indiana prior to his employment with STAR.

Scott A. Taylor (age 41) joined MFB in November 1999 as Assistant Vice President and Branch Manager. He assumed the role of Vice President and Chief Deposit Officer of MFB Financial in May 2007. Previously, he served as a Retail Market Manager for National City Bank.

M. Gilbert Eberhart (age 73) has served as Secretary of MFB Financial since 1987 and of MFB Corp. since its inception. He is a dentist based in Mishawaka.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Information concerning the market price of and dividends paid on the common stock of MFB and related shareholder matters is incorporated by reference to page 60 of MFB's Annual Report to Shareholders for the fiscal year ended September 30, 2007 (the "Annual Report"). MFB sold no equity securities during the period covered by this report that were not registered under the Securities Act of 1933 (the "1933 Act").

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














The following table provides information about purchases by the Company pursuant to the buyback program announced Febuary 2, 2006 with respect to its Common Stock during the three months ended September 30, 2007:

                                      Total                                          Total Number of        Approximate Number
                                      Number                                        Shares Purchased        of Shares that May
                                     of Shares               Average               as part of Publicly      Yet be Purchased
                  Period             Purchased              Price Paid            Announced Program (1)    Under the Program (1) (2)
                  ------             ---------              ----------            ---------------------     -----------------
July 01-31, 2007                         -                     -                              -                    67,721
August 01-31, 2007                       -                     -                              -                    67,721
September 01-30, 2007                    -                     -                              -                    67,721

Total                                    -                                                    -


(1) On February 2, 2006, MFB announced in a press release that the board of directors had authorized a stock repurchase program to purchase up to 5%, or approximately 67,000 shares of outstanding stock, of which approximately 1,700 may yet be purchased.

(2) On February 23, 2007, the Company announced in a press release that the board of directors had authorized a new stock repurchase program to purchase up to 5%, or approximately 66,000 shares of outstanding stock, but no shares were repurchased under this new program during the quarter ended September 30, 2007.

At September 30, 2007, the Company had nothing outstanding from correspondent banks.


Item 6.  Selected Financial Data.

The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Data" on page 3 of the Annual Report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference to pages 4 through 19 of the Annual Report.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to pages 11 through 13 of the Annual Report.


Item 8.            Financial Statements and Supplementary Data

MFB's Consolidated Financial Statements and Notes thereto contained on pages 21 through 57 of the Annual Report are incorporated herein by reference. MFB's Supplementary Data is contained on page 61 of the Annual Report and is incorporated herein by reference.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
              ------------------------------------------------------------------

Not Applicable.

Item 9A.          Controls and Procedures.

a)       Evaluation  of disclosure  controls and  procedures.
         ---------------------------------------------------
         MFB's chief executive officer and chief financial officer, after evaluating the effectiveness of MFB's disclosure controls and procedures (as defined in Sections 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934, as amended) (the "Exchange Act"), as of September 30, 2007 (the "Evaluation Date"), have concluded that as of the Evaluation Date, MFB's disclosure controls and procedures were effective in ensuring that information required to be disclosed by MFB in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

b) Changes in internal controls. There were no significant changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation of controls that occurred during the Company's last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



Item 9B. Other Information

         Not applicable.

                                    PART III

Item 10.          Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to directors is incorporated by reference to pages 3-7 of MFB's Proxy Statement for its 2007 Annual Shareholder Meeting (the "Proxy Statement"). Information concerning MFB's executive officers is included in Item 4.5 in Part I of this report. Information concerning compliance by such persons with Section 16(a) of the 1934 Act is incorporated by reference to page 29 of the Proxy Statement.

Code of Ethics

The Company has adopted an Ethics Policy that applies to all officers, employees and directors of the Company and its subsidiaries. A copy of the Ethics Policy was attached as Exhibit 14 to the Company's Annual Report for the fiscal year ended September 30, 2005.




Item 11.          Executive Compensation

The information required by this item with respect to executive compensation and compensation committee interlocks is incorporated by reference to pages 7 through 22 of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information on security ownership of management and certain beneficial owners is incorporated by reference to pages 3 to 5 of the Proxy Statement.

The following table provides the information about MFB's common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of September 30, 2007.

---------------------------------------------- -------------------------------------------- ----------------------------------------
                                                                                                             Number of securities
                                              Number of securities to be                                   remaining available for
                                               issued upon exercise of                                  future issuance under equity
                                                 outstanding options,         Weighted-average exercise    compensation plans as of
                                               warrants and rights as of     price of outstanding options     September 30, 2007
                                                 September 30, 2007             warrants and rights          (excluding securities
                                                                                                             reflected in column (1)


                Plan category
----------------------------------------- -------------------------------   --------------------------------------------------------
----------------------------------------- --------------------------------- --------------------------------------------------------
Equity compensation plans approved by                 201,410                  $           24.83                             8,000
security holders
----------------------------------------- --------------------------------- --------------------------------------------------------
----------------------------------------- --------------------------------- --------------------------------------------------------
Equity compensation plans not approved
by security holders                                         -                                -                                   -
----------------------------------------- --------------------------------- --------------------------------------------------------
----------------------------------------- --------------------------------- --------------------------------------------------------
Total                                                 201,410                    $          24.83                            8,000
----------------------------------------- --------------------------------- --------------------------------------------------------

(1)      Includes the following plans: 1997 stock option plan and 2002 stock option plan.

Item 13.          Certain Relationships and Related Transactions, and Director
                      Independence

The information required by this item is incorporated by reference to pages 5 and 21 to 22 of the Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to pages 28 to 29 of the Proxy Statement.









PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following financial statements are incorporated by reference as part of this report:

                                                                                                    Pages in the Annual Report to
                                                                                                            Shareholders
Financial Statements
Report of Independent Registered Public Accounting Firm                                                           20
Consolidated Balance Sheets at September 30, 2007 and 2006                                                        21
Consolidated Statements of Income for the Years Ended September 30, 2007, 2006 and 2005                           22
Consolidated Statements of Shareholders' Equity for the Years ended September 30, 2007, 2006 and 2005             23
Consolidated Statements of Cash Flows for the Years ended September 30, 2007, 2006 and 2005                    24-25
Notes to Consolidated Financial Statements                                                                     26-57

(b) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on pages 52 to 53.

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

                                    MFB CORP.

Date: December __, 2007 By: ______________________

                            Charles J. Viater,
                                President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

---------------------------                                                     ------------------------
Charles J. Viater                                                                M. Gilbert Eberhart, Director
President, Chief Executive Officer
and Director                                                                    Date: December 18, 2007
(Principal Executive Officer)
                                                                                ------------------------
Date: December 18, 2007                                                         Edward Levy, Director

                                                                                Date: December 18, 2007

-------------------------                                                       -------------------------
Terry L. Clark                                                                   Jonathan E. Kintner, Director
Executive Vice President and Chief
Financial Officer of MFB Financial                                              Date: December 18, 2007
(Principal Financial Officer and
Principal Accounting Officer)
                                                                                ------------------------
Date: December 18, 2007                                                         Christine A. Lauber, Director

                                                                                Date: December 18, 2007


-------------------------                                                       -----------------------
Michael J. Marien,                                                              Reginald H. Wagle, Director
Chairman of the Board
                                                                                Date: December 18, 2007
Date: December 18, 2007

-------------------------                                                       -----------------------
Robert C. Beutter, Director                                                     Jonathan Housand, Director

Date: December 18, 2007                                                         Date: December 18, 2007

EXHIBIT LIST
Exhibit Index
3(l)            The Articles of  Incorporation  of the  Registrant are
                incorporated  by Reference to Exhibit 3(l) to the  Registration
                Statement on Form S- 1 (Registration No. 33-73098).
3(2)            The Code of By-Laws of Registrant (as amended  through
                December 6, 2006) is incorporated by reference to Exhibit 3.1 of the Company's Form 8-K dated November 20, 2007.
4(1)            Rights Agreement,  dated October 2, 2006, between the Registrant and Registrar and Transfer Company is incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on
                October 2, 2006.
10(1)           The MFB Corp. 1997 Stock Option Plan is incorporated by
                reference to Exhibit A to Registrant's definitive proxy
                statement in respect of its 1997 Annual Shareholder Meeting.
                Amendment thereto is incorporated by reference to Exhibit 10.1 of MFB's Form 8-K dated September 29, 2006. *
10(2)           MFB Corp. 2002 Stock Option Plan is incorporated  by reference to Exhibit A to Registrant's  definitive  proxy statement in respect of its 2001 Annual Shareholder Meeting.  Amendment thereto is incorporated by reference to Exhibit 10.1 of MFB's
                Form 8-K dated September 29, 2006. *
10(3)           Amended and restated Employment Agreement between MFB Financial and Charles J. Viater dated September 18, 2007.*
10(4)           Amended and restated Employment Agreement  between  MFB
                Financial  and Donald R. Kyle dated September 18, 2007.*
10(5)           Form of Non-Qualified  Stock Option Agreement for Directors is
                incorporated by reference to Exhibit 10(2) of MFB's Form 8-K dated September 29, 2006. *
10(6)           Form of  Non-Qualified  Stock Option Agreement for Employees is
                incorporated by reference to Exhibit 10.3 of MFB's Form 8-K dated September 29, 2006.  *
10(7)           Form of Incentive Stock Option Agreement is incorporated by reference to Exhibit 10.4 of MFB's Form 8-K dated
                September 29, 2006.  *
10(8)           Amended and restated Employment Agreement between MFB Financial and Terry L. Clark dated September 18, 2007.*
10(9)           Change in Control Agreement between MFB Financial and James P.
                Coleman, III. dated September 18, 2007.*
10(10)          MFB Financial Executive Group Life Plan is incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated
                September 18, 2007.*
10(11)          Salary Continuation Agreement between MFB Financial and Charles
                J. Viater dated September 18, 2007 is incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated September
                18, 2007.
10(12)          Director Fee Continuation Agreement between MFB Financial and the Directors dated September 18, 2007 is incorporated by
                reference to Exhibit 10.7 of the Company's Form 8-K dated
                September 18, 2007.
11              Statement regarding computation of earnings per share (**)
13              Shareholder Annual Report.

14              Code of Ethics is incorporated by reference to Exhibit 14 to
                Registrant's Form 10-K filed for the fiscal year ended
                September 30, 2005.
21              Subsidiaries of the Registrant is  incorporated  by reference to
                Exhibit 21 to  Registrant's  Form 10-K for the fiscal year ended
                September 30, 2005.
23              Consent of Crowe Chizek and Company LLC.
31.1            Certification of Charles J. Viater.
31.2            Certification of Terry L. Clark.
32              Certification of Officers.
*               Management contracts and plans required to be filed as exhibits are included as Exhibits 10(1) - 10(11).
**              See Notes 1 and 2 of Notes to Consolidated Financial Statements,
                included in the 2006 Shareholder Annual Report as Exhibit 13.