Form 10-Q
period 2007-12-31
MFB CORP
filed 2008-02-08
CIK 916396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED December 31, 2007

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
         Yes   X                                                  No __
              ---                                                ---  -----

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of " large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer __   Accelerated filer __

Non-accelerated filer __       Smaller reporting company X
                                                        ---

        Indicate by check mark whether the registrant is a shell company
                (as defined in Rule 12b-2 of the Exchange Act).
       Yes __                                                    No  X
                                                                   -----

The number of shares of the registrant's common stock, without par value, outstanding as of February 5, 2008 was 1,387,171.

                           MFB CORP. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX

                                                                                                               Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

       Consolidated Balance Sheets
       December 31, 2007 (Unaudited) and September 30, 2007                                                        3

       Consolidated Statements of Income (Unaudited)
       Three Months Ended December 31, 2007 and 2006                                                               4

       Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
       Three Months Ended December 31, 2007 and 2006                                                               5

       Consolidated Statements of Cash Flows (Unaudited)
       Three Months Ended December 31, 2007 and 2006                                                               6

       Notes to (Unaudited) Consolidated Financial Statements December 31, 2007                                    7

   Item 2.  Management's Discussion and Analysis of Financial Condition
               And Results of Operations

        General                                                                                                   13

        Results of Operations                                                                                     13

        Balance Sheet Composition                                                                                 14

        Liquidity and Capital Resources                                                                           14


   Item 4T. Controls and Procedures                                                                               16

   Part II.  Other Information


   Items 1-6                                                                                                      17


   Signatures                                                                                                     19

   Certifications                                                                                                 20


                           MFB CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              December 31, 2007 (UNAUDITED) and September 30, 2007
                 (Dollars in thousands except share information)

                                                                                       December 31,         September 30,
                                                                                           2007                 2007
                                                                                     -----------------    ------------------
Assets
Cash and due from financial institutions                                                      $ 7,075               $ 7,546
Interest-earning deposits in other financial institutions - short term                         24,352                15,924
    Total cash and cash equivalents                                                            31,427                23,470

Securities available for sale                                                                  31,188                33,409
FHLB Stock and other investments                                                                9,155                 9,718

Loans held for sale                                                                                 -                   612

Mortgage loans                                                                                198,484               201,233
Commercial loans                                                                              152,912               153,945
Consumer loans                                                                                 53,490                52,578
    Loans receivable                                                                          404,886               407,756
Less: allowance for loan losses                                                               (4,919)               (5,298)
        Loans receivable, net                                                                 399,967               402,458

Premises and equipment, net                                                                    19,131                18,506
Mortgage servicing rights, net                                                                  2,194                 2,253
Cash surrender value of life insurance                                                         10,662                10,565
Goodwill                                                                                        1,970                 1,970
Other intangible assets                                                                         1,823                 1,922
Other assets                                                                                    6,275                 5,565
              Total assets                                                                  $ 513,792             $ 510,448
Liabilities and Shareholders' Equity
Liabilities
    Deposits
        Noninterest-bearing demand deposits                                                  $ 38,670              $ 39,043
        Savings, NOW and MMDA deposits                                                        121,913               123,718
        Time deposits                                                                         175,548               171,042
             Total deposits                                                                   336,131               333,803

    Securities sold under agreements to repurchase                                                577                   540
    Federal Home Loan Bank advances                                                           127,052               124,258
    Subordinated debentures                                                                     5,000                 5,000
    Accrued expenses and other liabilities                                                      3,553                 5,790
         Total liabilities                                                                    472,313               469,391

Shareholders' equity
    Common stock, 5,000,000 shares authorized;                                                 12,533                12,500
        shares issued: 1,689,417 - 12/31/07 and 9/30/07;
        shares outstanding: 1,333,671 - 12/31/07 and 1,313,671 - 9/30/07
    Retained earnings - substantially restricted                                               37,934                37,841
    Accumulated other comprehensive income (loss),
        net of tax of ($239) - 12/31/07 and ($159) - 9/30/07                                    (464)                 (308)
    Treasury stock: 355,746 common shares - 12/31/07 and
        375,746 common shares - 9/30/07, at cost                                              (8,524)               (8,976)
        Total shareholders' equity                                                             41,479                41,057
              Total liabilities and shareholders' equity                                    $ 513,792             $ 510,448

See accompanying notes to (unaudited) consolidated financial statements

                           MFB CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  Three Months Ended December 31, 2007 and 2006
         (Dollars in thousands except per share information and cash dividends)

                                                                                                     Three Months Ended
                                                                                                         December 31,
                                                                                                2007                   2006

Interest income
    Loans receivable, including fees                                                                $ 6,772                $ 6,307
    Securities - taxable                                                                                491                    740
    Other interest-earning assets                                                                       123                     65
         Total interest income                                                                        7,386                  7,112
Interest expense
    Deposits                                                                                          2,530                  2,581
    Securities sold under agreements to repurchase                                                        5                      -
    FHLB advances and other borrowings                                                                1,653                  1,471
         Total interest expense                                                                       4,188                  4,052
Net interest income                                                                                   3,198                  3,060
Provision for loan losses                                                                               (94)                (1,128)
Net interest income after provision for loan losses                                                   3,292                  4,188
Noninterest income
    Service charges on deposit accounts                                                                 819                    851
    Trust and brokerage fee income                                                                      449                    111
    Insurance commissions                                                                                11                      8
    Net realized gains from sales of loans                                                              101                     51
    Mortgage servicing asset (impairment)                                                               (58)                   (49)
    Net gain (loss) on securities available for sale                                                   (282)                   361
    Earnings on life insurance                                                                          102                     62
    Other income                                                                                        222                    226
         Total noninterest income                                                                     1,364                  1,621
Noninterest expense
    Salaries and employee benefits                                                                    2,409                  2,112
    Occupancy and equipment expenses                                                                    805                    801
    Professional and consulting fees                                                                    217                    218
    Data processing expense                                                                             174                    207
    Business development and marketing                                                                   91                    191
    Supplies and communications                                                                         143                    151
    Amortization of intangibles                                                                          99                     97
    Other expense                                                                                       360                    439
         Total noninterest expense                                                                    4,298                  4,216

Income before income taxes                                                                              358                  1,593
Income tax expense                                                                                       16                    442
Net income                                                                                            $ 342                $ 1,151




Basic earnings per common share                                                                      $ 0.26                 $ 0.87
Diluted earnings per common share                                                                    $ 0.26                 $ 0.84
Cash dividends declared                                                                             $ 0.190                $ 0.165
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to (unaudited) consolidated financial statements

                           MFB CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                        SHAREHOLDERS' EQUITY (UNAUDITED)
                  Three Months Ended December 31, 2007 and 2006
                 (Dollars in thousands except share information)

                                                                                                    Three Months Ended
                                                                                                       December 31,
                                                                                                2007                 2006
                                                                                             --------               ------
Balance at beginning of period                                                               $ 41,057             $ 38,939
Stock based compensation expense                                                                    8                   14
Purchase of -0- and 4,073 shares of treasury stock                                                  -                (132)
Stock option exercise - issuance of 20,000 and 7,000 shares of treasury stock                     426                  148
Tax benefit related to employee stock plan                                                         51                   37
Cash dividends declared                                                                         (249)                (217)


Comprehensive income:
    Net income                                                                                    342                1,151
    Other comprehensive income (loss), net of tax                                               (156)                  155
           Total comprehensive income                                                             186                1,306

Balance at end of period                                                                     $ 41,479             $ 40,095

See accompanying notes to (unaudited) consolidated financial statements

                           MFB CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  Three Months Ended December 31, 2007 and 2006
                             (Dollars in thousands)

                                                                                              Three Months Ended
                                                                                                 December 31,

                                                                                           2007                 2006

Cash flows from operating activities

Net income                                                                                $ 342              $ 1,151

Adjustments to reconcile net income to net cash from operating activities
     Depreciation and amortization, net of accretion                                        331                  355
     Provision for loan losses                                                             (94)              (1,128)
     Net realized gains from sales of loans                                               (101)                 (51)
     Other-than-temporary impairments on available for sale securities                      350                    -
     Amortization of mortgage servicing rights                                               60                   93
     Amortization of intangible assets and purchase adjustments                             143                  136
     Origination of loans held for sale                                                 (4,535)              (2,106)
     Sale of other real estate owned property                                                 -                1,113
     Expense of mortgage servicing rights                                                    58                   49
     Proceeds from sales of loans held for sale                                           5,506                2,130
     (Gain) on sales of premises and equipment                                               -                   (5)
     Equity in loss of investment in limited partnership                                     63                   78
     Stock-based compensation                                                                 8                   14
     Appreciation in cash surrender value of life insurance                                (97)                 (59)
     Net change in:
          Accrued interest receivable                                                      (75)                  170
          Other assets                                                                    (409)              (1,691)
          Accrued expenses and other liabilities                                          (808)                (101)
Net cash provided (used) in operating activities                                            742                  148

Cash flows from investing activities
     Net change in loans receivable                                                      2,009               (5,358)
     Stock repurchase by FHLB                                                                 -                  446
     Proceeds from:
          Principal payments of mortgage-backed and related securities                    1,127                2,369
          Maturities and calls of securities available for sale and other investments     1,000                3,275
     Purchase of premises and equipment, net                                              (951)                (208)
Net cash provided (used) in investing activities                                          3,185                  524

Cash flows from financing activities
     Purchase of treasury stock                                                              -                 (132)
     Net change in deposits                                                               2,328                4,488
     Net change in securities sold under agreements to repurchase                            37                    -
     Proceeds from FHLB borrowings                                                       26,501               27,215
     Repayment of FHLB borrowings                                                      (23,635)             (26,215)
     Proceeds from exercise of stock options, including tax benefit                         477                  185
     Net change in advances from borrowers for taxes and insurance                      (1,429)                (586)
     Cash dividends paid                                                                  (249)                (217)
Net cash provided (used) in financing activities                                          4,030                4,738
     Net change in cash and cash equivalents                                              7,957                5,410
     Cash and cash equivalents at beginning of period                                    23,470               16,289
Cash and cash equivalents at end of period                                             $ 31,427             $ 21,699
Supplemental disclosures of cash flow information
     Cash paid during the period for:
          Interest                                                                      $ 4,219              $ 4,120
          Income taxes                                                                        -                  440
Supplemental schedule of noncash investing activities:
     Transfer from:
          Loans receivable to loans held for sale                                           $ -                $ 531
          Loans receivable to other real estate owned                                       146                   65


See accompanying notes to (unaudited) consolidated financial statements

                           MFB CORP. AND SUBSIDIARIES
             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Nature of Operations: MFB Corp. is an Indiana unitary savings and loan holding company organized in 1993, and parent company of its wholly owned federal savings bank subsidiary, MFB Financial (the "Bank"). MFB Corp. and the Bank (collectively referred to as the "Company") conduct business from their corporate office and main office located in Mishawaka, Indiana and the Bank's eleven financial centers in St. Joseph, Elkhart, and Hamilton Counties of Indiana, and also has a mortgage loan office located in New Buffalo in Berrien County, Michigan. The Bank offers a variety of lending, deposit, trust, investment, broker advisory, private banking, retirement plan and other financial services to its retail and business customers. The Bank's wholly-owned subsidiary, Mishawaka Financial Services, Inc., is engaged in the sale of life and health insurance to customers in the Bank's market area. The Bank's wholly-owned subsidiaries, MFB Investments I, Inc., MFB Investments II, Inc. and MFB Investments, LP are Nevada corporations and a Nevada limited partnership that manage the Bank's investment portfolio. The Bank's wholly-owned subsidiary, Community Wealth Management Group, Inc., is based out of Hamilton and Montgomery counties in Indiana, and attracts high net worth clients and offers trust, investment, insurance, broker advisory, retirement plan and private banking services in the Bank's market area. MFBC Statutory Trust I is MFB Corp's wholly-owned trust preferred security subsidiary.

Basis of Presentation: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of the financial statements. In the opinion of management, the consolidated financial statements contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of December 31, 2007 and September 30, 2007, the consolidated statements of income, the condensed consolidated statements of changes in shareholders' equity, and the consolidated statements of cash flows for the three months ended December 31, 2007 and 2006. All significant intercompany transactions and balances are eliminated in consolidation.

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

The computations of basic earnings per common share and diluted earnings per common share for the three month periods ended December 31, 2007 and 2006 are presented below.

                                                                                                 Three Months Ended

                                                                                                    December 31,
                                                                                    (In thousands except per share information)

                                                                                            2007                    2006
Basic earnings per common share
Numerator
          Net income                                                                      $ 342                    $ 1,151

Denominator
          Weighted average common shares outstanding for basic
          earnings per common share                                                        1,316                     1,317
                                                                                          ------                     ------

Basic earnings per common share                                                          $ 0.26                     $ 0.87

Diluted earnings per common share
Numerator
          Net income                                                                      $ 342                    $ 1,151

Denominator
          Weighted average common shares outstanding for basic
            earnings per common share                                                     1,316                       1,317
          Add: Dilutive effects of assumed exercises of stock options                        19                          53
           Weighted average common and dilutive potential common shares
            outstanding                                                                   1,335                       1,370

Diluted earnings per common share                                                        $ 0.26                      $ 0.84


Stock options for 63,500 and 17,000 shares of common stock were not considered in computing diluted earnings per common share for the three months ended December 31, 2007 and 2006 because they were antidilutive.

NOTE 3 - SECURITIES

The fair value of securities available for sale and the related amortized cost and gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

                                                                                  December 31, 2007
                                                                                (Dollars in thousands)

                                                                              Gross               Gross
                                                     Amortized              Unrealized          Unrealized               Fair
                                                       Cost                   Gains               Losses                Value
Debt securities
    U.S. Government and federal agencies                  $ 1,500                  $ 8                 $ -              $ 1,508
    Mortgage-backed                                        23,716                   87                (198)              23,605
    Corporate notes                                         3,974                   -                 (379)               3,595
                                                           29,190                   95                (577)              28,708
Marketable equity securities                                2,702                   -                 (222)               2,480
                                                         $ 31,892                 $ 95              $ (799)            $ 31,188

                                                                                  September 30, 2007
                                                                                (Dollars in thousands)
                                                                              Gross               Gross
                                                     Amortized              Unrealized          Unrealized              Fair
                                                       Cost                   Gains               Losses                Value
Debt securities
    U.S. Government and federal agencies                  $ 1,500                  $ 6                 $ -              $ 1,506
    Mortgage-backed                                        25,350                   59                (382)              25,027
    Corporate notes                                         3,974                   -                 (468)               3,506
                                                           30,824                   65                (850)              30,039
Marketable equity securities                                3,052                  318                  -                 3,370
                                                         $ 33,876                $ 383              $ (850)            $ 33,409

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

The values of mortgage-backed securities have increased since September 30, 2007, resulting in net unrealized losses of $111,000 at December 31, 2007 compared to net unrealized losses of $323,000 at September 30, 2007. Credit issues are not considered to be a significant factor relative to the current unrealized losses.

Included in marketable equity securities are government sponsored agency preferred stocks of Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac") of $2.0 million each at both December 31, 2007 and September 30, 2007. The Company recorded a non-cash impairment charge of $948,000 during the year ended September 30, 2005 for the decline in the value determined to be other-than-temporary. In addition, during the quarter ended December 31, 2007, the Company recorded an additional non-cash impairment charge of $350,000 for the decline in the value of the Fannie Mae preferred stock determined to be other-than-temporary. Recent capital needs at Fannie Mae and Freddie Mac resulted in new issuances of higher yielding preferred stocks by these two companies, and coupled with continued turmoil in the housing and credit markets, have resulted in significant swings in the market value of these securities. The Fannie Mae security has consistently held an unrealized loss position during the latter part of the quarter ending December 31, 2007. Based upon the structure of the recently issued securities and its impact on the Company's existing security, management determined the impairment to be other-than-temporary. Due to the uncertainty of future market conditions and how they might impact the financial performance of Fannie Mae, management was unable to determine when or if this impairment will be reversed. In contrast, the Freddie Mac security showed improvement during management's review and the impairment was determined to be not other-than-temporary.

NOTE 4 - LOANS RECEIVABLE

Loans receivable at December 31, 2007 and September 30, 2007 are summarized as follows:

                                                                                           December 31,           September 30,
                                                                                               2007                    2007
                                                                                                  (Dollars in thousands)
Residential mortgage loans
         Secured by one-to-four family residences                                           $ 177,122               $ 178,056
         Construction loans                                                                    16,053                  18,107
         Other                                                                                  5,774                   5,588
                                                                                              198,949                 201,751

         Less:
             Net deferred loan origination fees                                                  (448)                   (466)
             Undisbursed portion of construction and other mortgage loans                         (17)                    (52)
                Total residential mortgage loans                                               198,484                201,233

Commercial loans
         Commercial real estate                                                              $ 94,661                 $ 95,241
         Commercial                                                                            58,416                   58,890
                                                                                              153,077                  154,131
         Less: net deferred loan origination fees                                               (165)                    (186)
                Total commercial loans                                                        152,912                  153,945

Consumer loans
         Home equity and second mortgage                                                    $ 43,380                 $ 42,593
         Other                                                                                10,110                    9,985
                Total consumer loans                                                          53,490                   52,578

Total loans receivable                                                                     $ 404,886                $ 407,756

Activity in the allowance for loan losses is summarized as follows for the three months ended December 31, 2007 and 2006:
                                                                                            December 31,            December 31,
                                                                                                2007                    2006
                                                                                                  (Dollars in thousands)

Balance at beginning of period                                                                $ 5,298                 $ 7,230
     (Negative) Provision for loan losses                                                        (94)                 (1,128)
     Charge-offs                                                                                (287)                   (450)
     Recoveries                                                                                     2                      11
Balance at end of period                                                                      $ 4,919                 $ 5,663



                                                                                        Quarter Ended             Year Ended
                                                                                         December 31,           September 30,
                                                                                             2007                    2007
Impaired loans were as follows:                                                                 (Dollars in thousands)

Period end loans with no allocated allowance for loan losses                                    $ 731                   $ 759
Period end loans with allocated allowances for loan losses                                      2,612                   2,901
     Total impaired loans                                                                     $ 3,343                 $ 3,660

Amount of the allowance for loan losses allocated                                             $ 1,991                 $ 2,433
Average of impaired loans                                                                       3,691                   4,644
Interest income recognized during impairment                                                        -                       9
Cash-basis interest income recognized during impairment                                             -                       7


Impaired loans decreased during the quarter ended December 31, 2007. The decrease was primarily due to a charge off of an impaired loan of $281,000 that had been fully reserved for, in addition to principal payments made of approximately $186,000 on an impaired loan with a balance of approximately $1.5 million at September 30, 2007. The remaining balance was approximately $1.3 million at December 31, 2007 with an equivalent amount of allowance for loan losses allocation. The Bank maintained the $1.3 million allowance for the loan losses allocation based upon the history of unreliable and inconsistent financial reporting and cash flows of the customer's business. The actual loss on this loan relationship may vary significantly from the current estimate contingent upon the borrower's ability to seek alternative financing or pay down the loan. The decrease of impaired loans was partially offset by the addition of an impaired loan of $177,000.

Non-performing loans were as follows:

                                                                                           December 31,           September 30,
                                                                                               2007                    2007
                                                                                                  (Dollars in thousands)
Loans past due over 90 days still on accrual status                                               $ -                     $ 41
Non-accrual loans                                                                               4,847                    4,693
Restructured loans                                                                                318                      361
     Total non-performing loans                                                               $ 5,165                  $ 5,095


NOTE 5 - BUSINESS COMBINATION

On September 28, 2007, the Company acquired certain trust assets, personal property and contracts (the "Trust Business") of Community Trust & Investment Company, Inc., an Indiana trust company serving the greater Indianapolis area and Crawfordsville, Indiana. The Trust Business provides a myriad of trust services including trust account administration under agreement and wills; agency accounts, guardianships, estate settlement; custodial and other standard trust services. The business also offers administration of employee benefit and employee welfare plans and administrative service through partnerships with established investment advisors. The Company acquired approximately $275.0 million in trust assets and is operating from offices in Carmel and Crawfordsville, Indiana. The acquisition included a group of trust professionals that complement the Company's existing trust department.

The purchase price is based upon the fees earned and received on the trust assets acquired during the three year period from the date of closing. The first year's payment is 25%, the second year payment is 20%, and the third year payment is 15% of the fees earned and received during those periods. At closing, the estimated purchase price approximated $660,000 and resulted in a present value intangible asset of $610,000. This intangible asset will be amortized on a straight line basis over 10 years and will be adjusted, with offsetting impact to the acquisition payable, as actual payments are determined.

NOTE 6 - SUBSEQUENT EVENTS

On January 8, 2008, MFB Corp. and MutualFirst Financial, Inc. ("MutualFirst") jointly announced the signing of a definitive agreement (the "Agreement") pursuant to which the Company will be merged with and into MutualFirst Acquisition Corp., a wholly-owned subsidiary of MutualFirst (the "Merger"), and MFB Corp.'s savings bank subsidiary, MFB Financial, will be merged into MutualFirst's subsidiary, Mutual Federal Savings Bank. The Agreement provides that upon the effective date of the Merger (the "Effective Time"), pursuant to election procedures described in the Agreement, each share of common stock of MFB Corp. will be converted into either an amount of cash equal to $41.00 per share (the "Cash Consideration"), or 2.59 shares of common stock, $.01 par value per share, of MutualFirst (the "Exchange Ratio").

Notwithstanding the foregoing, 80% of the total number of outstanding shares of common stock of MFB Corp. must be converted into MutualFirst common stock. There may be allocations of cash or stock made to MFB Corp.'s shareholders to ensure that this requirement is satisfied.

At the effective time of the Merger, each option to purchase Company common stock, vested or unvested, will be converted into the right to receive options for a number of shares of MutualFirst common stock equal to 2.59 times the number of shares of MFB Corp.'s common stock, subject to such options, for the same aggregate option price as shall be in effect for MFB Corp.'s stock options immediately prior to the effective date of the Merger.

The Company will have the right to terminate the Agreement if the average closing price of MutualFirst common stock during a period of five business days following receipt of all required regulatory and shareholder approvals is less than $12.664 and MutualFirst common stock underperforms an index of financial institutions by fifteen percent, unless MutualFirst were to elect to make a compensating adjustment to the exchange ratio.

Based on the closing price of MutualFirst's common stock on January 7, 2008 ($13.35), the transaction has an aggregate value of approximately $52.7 million.

The Merger will be accounted for as a purchase and is expected to close during the Company's fourth quarter of the fiscal year ending September 30, 2008. The Agreement has been approved by the boards of directors of MFB Corp. and MutualFirst. However, the closing of the Merger is subject to certain other conditions, including the approval of the Merger by the shareholders of MFB Corp. and approval of the issuance of shares by shareholders of MutualFirst and the approval of regulatory authorities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The principal business of the Bank has historically consisted of attracting deposits from the general public and the business community and making loans secured by various types of collateral, including real estate and general business assets. The Bank's Wealth Management Group attracts high net worth clients and offers trust, investment, insurance, broker advisory, retirement plan and private banking services. The Bank is significantly affected by prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors, including interest rates paid on competing investments, account maturities, fee structures, and level of personal income and savings. Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles. Sources of funds for lending activities of the Bank include deposits, borrowings, payments on loans, sales of loans and income provided from operations. The Company's earnings are primarily dependent upon the Bank's net interest income, the difference between interest income and interest expense.

Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on such loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on such deposits and borrowings. The Company's earnings are also affected by the Bank's provisions for loan losses, mortgage servicing rights valuation adjustments, service charges, fee income, gains from sales of loans, mortgage loan servicing fees, income from subsidiary activities, operating expenses and income taxes.

The Company's operations are managed and financial performance is evaluated on a company-wide basis and, accordingly, considered a single operating segment.

RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

Consolidated net income for the Company for the three months ended December 31, 2007 was $342,000 or $0.26 diluted earnings per common share, compared to net income of $1.2 million or $0.84 diluted earnings per share, for the three months ended December 31, 2006. MFB Corp.'s decrease in earnings for the first fiscal quarter from the prior comparable period was primarily attributable to a significantly smaller negative provision for loan loss and a $350,000 other-than-temporary impairment charge related to an investment in preferred stock issued by Fannie Mae.

Net interest income before provision for loan losses increased to $3.2 million for the three month period ending December 31, 2007 compared to $3.1 million for the same period last year. The gain was due largely to increased income from the Bank's loan portfolio, which totaled $6.8 million for the quarter ended December, 31 2007 compared to $6.3 million for the quarter ended December, 31 2006. This was partially offset by interest paid on FHLB borrowings, which increased to $1.7 million compared to $1.5 million for the respective comparable periods. Income from investments and interest expense on deposits declined in the comparable periods.

The negative provision for loan losses was $94,000 for the quarter ended December 31, 2007 compared to a negative provision for loan losses of $1.1 million for the respective three months ended December 31, 2006. The negative provision for loan losses during the three months ended December 31, 2007 was primarily related to the repayment of a commercial loan which had previously been fully reserved and was offset slightly by provision increases for nonaccrual loans. The negative provision during the three months ended December 31, 2006 was predominantly related to the repayment of two commercial loans which previously had a significant allowance for loan losses allocations. The percentage of non-performing assets to total loans at December 31, 2007 was 1.35%, an increase from 1.29% at September 30, 2007.

Noninterest income totaled $1.4 million for the quarter ended December 31, 2007 compared to $1.6 million for the same period last year. This decrease in noninterest income was primarily due to a $350,000 other-than-temporary impairment charge related to an investment in preferred stock issued by Fannie Mae. The decrease was partially offset by an increase in trust and brokerage fee income in the amount of $338,000 as a result of the Company's new wealth management and private banking subsidiary, Community Wealth Management Group, Inc. In addition, during the quarter ending December 31, 2007, the Bank recorded a gain on securities of $68,000 from the proceeds of its conversion and sale of Class B Common Shares of MasterCard stock, compared to a gain of $361,000 as a partial settlement on a WorldCom class action suit during the quarter ending December 31, 2006.

Noninterest expense increased to $4.3 million for the quarter ended December 31, 2007 from $4.2 million for the quarter ended December 31, 2006. The increase was primarily due to an increase in salaries and employee benefits, which was offset by a decrease in business development and marketing expense.

Income tax expense for the three months ended December 31, 2007 was approximately $16,000 compared to approximately $442,000 for the same period last year due to the change in income before income taxes.

BALANCE SHEET COMPOSITION
COMPARISON OF DECEMBER 31, 2007 TO SEPTEMBER 30, 2007

The Company's total assets were $513.8 million as of December 31, 2007 compared to $510.4 million as of September 30, 2007.

Cash and cash equivalents increased from $23.5 million at September 30, 2007 to $31.4 million at December 31, 2007. The increase was derived from a number of sources including borrowings from the FHLB of $2.8 million, an increase in deposits of $2.3 million, and proceeds from payments and maturities of investments of $2.1 million. Payments of property taxes out of borrowers' escrows resulted in a cash outflow of $1.4 million during the quarter.

As of December 31, 2007 total securities available for sale were $31.2 million, a decline of $2.2 million from a balance of $33.4 million at September 30, 2007. Securities portfolio activity during the three month period included principal payments on mortgage-backed and related securities of $1.1 million and maturities and calls of securities available for sale and other investments of $1.0 million. The Company did not purchase or sell securities during the three month period.

Loans receivable decreased from $407.8 million at September 30, 2007 to $404.9 million at December 31, 2007. Mortgage loans decreased from $201.2 million at September 30, 2007 to $198.5 million at December 31, 2007. Commercial loans outstanding decreased from $153.9 million at September 30, 2007 to $152.9 million at December 31, 2007. Consumer loans, including home equity and second mortgages, increased by $912,000 during the three month period. Diversification of the mix of loans on the balance sheet continues to be a focus to improve profit margins, control margin volatility and to appeal to a broader range of existing and potential customers.

The balance of mortgage servicing rights at December 31, 2007 was $2.2 million compared to $2.3 million at September 30, 2007. For the three months ending December 31, 2007, the Company completed secondary market mortgage loan sales of $5.5 million and the net gains realized on these loan sales were $101,000, including $60,000 related to recording mortgage servicing rights. The loans sold this year were primarily fixed rate mortgage loans with maturities of fifteen years or longer. The sale of loan production serves as a source of additional liquidity and management anticipates that the Company will continue to deliver fixed rate loans to the secondary market to meet consumer demand, manage interest rate risk, and diversify the asset mix of the Company.

The balance of allowance for loan losses at December 31, 2007 was $4.9 million, or 1.21% of loans, compared to $5.3 million, or 1.30% of loans, at September 30, 2007. The change is due primarily to the negative provision for loan losses and the increased amount of net charge-offs for the three months ended December 31, 2007. For the first quarter ended December 31, 2007, net charge-offs were $285,000 compared to $40,000 net charge-offs for the quarter ended September 30, 2007. In management's opinion, the allowance for loan losses is adequate to cover probable incurred losses at December 31, 2007.

Total liabilities increased $2.9 million, from $469.4 million at September 30, 2007 to $472.3 million at December 31, 2007. The Bank's total deposits grew $2.3 million, which was primarily related to an increase in time deposits of $4.5 million offset by a decrease in savings and NOW deposits of $1.8 million and a decrease in noninterest-bearing demand deposits of $373,000. Accrued expenses and other liabilities decreased by $2.1 million, largely due to payments of property taxes. Advances owing to the FHLB increased by $2.8 million. As of December 31, 2007, the advances had a weighted average interest rate of 5.16% and mature over the next five years. A total of $73.5 million of the advances with a weighted average interest rate of 5.33% mature over the next twelve months.

Total shareholders' equity increased approximately $400,000 to $41.5 million at December 31, 2007 compared to $41.1 million at September 30, 2007. The increase was derived from net income of $342,000 and transactions relating to the exercise of stock options of $426,000, which were partially offset by an increase in accumulated other comprehensive (loss) net of tax of $156,000 and a dividend payout of $249,000. MFB Corp's equity to assets ratio was 8.07% at December 31, 2007 compared to 8.04% at September 30, 2007. The book value of MFB Corp. stock decreased from $31.25 at September 30, 2007 to $31.10 at December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash, deposits with other financial institutions, over night interest-earning deposits in other financial institutions, and securities available for sale. These assets are commonly referred to as liquid assets.

Liquid assets were $62.6 million as of December 31, 2007, up from $57.4 million at September 30, 2007. Cash and cash equivalents increased $8.0 million during the three month period, while securities available for sale and other liquid investments declined by $2.8 million. Management believes the liquidity level as of December 31, 2007 is sufficient to meet anticipated cash needs.

Short-term borrowings or long-term debt, such as Federal Home Loan Bank advances, are used to supplement other sources of funds such as deposits and to assist in asset/liability management. As of December 31, 2007, total FHLB borrowings amounted to $127.1 million and were originally used primarily to fund loan portfolio growth. The Bank had commitments to fund loan originations with borrowers totaling $88.6 million at December 31, 2007, including $83.0 million in available consumer and commercial lines and letters of credit. Certificates of deposit scheduled to mature in one year or less totaled $110.2 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient cash flow and other cash resources to meet current and anticipated loan funding commitments, deposit customer withdrawal requirements and operating expenses.

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

The Bank's actual capital and required capital amounts and ratios at December 31, 2007 and September 30, 2007 are presented below:

                                                                                                                  Minimum
                                                                                                             Requirement to be
                                                                                Minimum                    Well Capitalized Under
                                                                        Requirement for Capital             Prompt Corrective
                                                 Actual                     Adequacy Purposes                Actual Provisions
                                         Amount           Ratio           Amount           Ratio           Amount          Ratio
                                        (Dollars in thousands)
As of December 31, 2007
     Total capital
         (to risk weighted assets)          $ 40,904        10.66 %          $ 30,710         8.00 %          $ 38,388       10.00 %
     Tier 1 (core) capital
         (to risk weighted assets)            38,476         9.91              15,355         4.00              23,033        6.00
     Tier 1 (core) capital
         (to adjusted total assets)           38,476         7.59              20,287         4.00              25,359        5.00

As of September 30, 2007
     Total capital
         (to risk weighted assets)          $ 41,220        10.79 %          $ 30,550         8.00 %          $ 38,188       10.00 %
     Tier 1 (core) capital
         (to risk weighted assets)            38,582         9.99              15,275         4.00              22,913        6.00
     Tier 1 (core) capital
         (to adjusted total assets)           38,582         7.65              20,182         4.00              25,228        5.00


As of December 31, 2007, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.

The foregoing discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve a number of risks and uncertainties. A number of factors could cause results to differ materially from the objectives and estimates expressed in such forward-looking statements. These factors include, but are not limited to, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, changes in the position of banking regulators on the adequacy of our allowance for loan losses, changes in the value of the Company's mortgage servicing rights and securities available for sale, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These factors should be considered in evaluating any forward-looking statements, and undue reliance should not be placed on such statements. MFB Corp. does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements


Item 4T.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the most recent fiscal quarter covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by the Company pursuant to a previously announced buyback program with respect to its Common Stock during the three months ended December 31, 2007:

                                      Total                                   Total Number of             Approximate Number
                                     Number                                  Shares Purchased             of Shares that May
                                    of Shares            Average            as part of Publicly            Yet be Purchased
          Period                    Purchased           Price Paid           Announced Program             Under the Program
----------------------------     ----------------     ---------------     ------------------------     --------------------------
                                                                                 (1), (2)                      (1), (2)

October 1-31, 2007                           $ -                 $ -                          $ -                         67,721
November 1-30, 2007                            -                   -                            -                         67,721
December 1-31, 2007                            -                   -                            -                         67,721
     Total                                   $ -                                              $ -

(1) On February 2, 2006, the Company announced in a press release that the board of directors had authorized a stock repurchase program to purchase up to 5%, or approximately 67,000 shares of outstanding stock. There are 1,721 shares remaining to be purchased under that program.
(2) On February 23, 2007, the Company announced in a press release that the board of directors had authorized a new stock repurchase program to purchase up to 5%, or approximately 66,000 shares of outstanding stock, but no shares were repurchased under this new program during the quarter ended December 31, 2007.

Item 3.    Defaults Upon Senior Securities.

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           (a)The Annual Meeting of Shareholders was held on January 15, 2008.
           (b)Each of the persons named in the proxy statement as a nominee for director was elected.
           (c)The MFB Corp 2008 Stock Option and Incentive Plan was approved and ratified.
           (d)The following are the voting results on each matter which were submitted to the shareholders:

              1)  Election of Directors                             For            Against
                        Robert C. Beutter                          1,066,017         110,683
                        Michael J. Marien                          1,067,017         109,683
                        Charles J. Viater                          1,067,667         109,033
                        MFB Corp 2008 Stock Option                   528,564         326,761
                          and Incentive Plan


Item 5.   Other Information.

           None

Item 6.    Exhibits.

31(1) Certification required by 17 C.F.R. ss. 240.13a-14(a).
31(2)Certification required by 17 C.F.R. ss. 140.13a-14(a).
32 Certification pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2005.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant had duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.


                                    MFB CORP.


Date: February 8, 2008      By:
                           -----------------------------------------------------
                            Charles J. Viater
                            President and Chief Executive Officer



Date: February 8, 2008      By:
                           -----------------------------------------------------
                            Terry L. Clark
                            Executive Vice President and Chief Financial Officer

                                  EXHIBIT 31.1
                                  CERTIFICATION


         I, Charles J. Viater, certify that:

1.                I have reviewed this quarterly report on Form 10-Q of MFB
                  Corp.;

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


         Dated:  February 8, 2008
                                         ---------------------------------------
                                          Charles J. Viater, President and Chief
                                          Executive Officer

                                  EXHIBIT 31.2
                                  CERTIFICATION


         I, Terry L. Clark, certify that:

1.                I have reviewed this quarterly report on Form 10-Q of MFB
                  Corp.;

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


         Dated: February 8, 2008
                                    --------------------------------------------
                                    Terry L. Clark, Executive Vice President and
                                            Chief Financial Officer










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

         Signed this 8th day of February, 2008.



/s/ Terry L. Clark                          /s/ Charles J. Viater
(Signature of Authorized Officer)          (Signature of Authorized Officer)

Terry L. Clark                             Charles J. Viater
---------------------------------          -------------------------------------
(Typed Name)                               (Typed Name)

Executive Vice President and CFO           President and Chief Executive Officer
---------------------------------          -------------------------------------
(Title)                                    (Title)


A signed original of this written statement required by Section 906 has been provided to MFB Corp. and will be retained by MFB Corp. and furnished to the Securities and Exchange Commission or its staff upon request.