Form 10-Q
period 2008-03-31
MFB CORP
filed 2008-05-12
CIK 916396

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
  FROM ____________________ TO  ____________________

Commission file number:  0-23374

MFB CORP.
(Exact name of registrant as specified in its charter)

Indiana	35-1907258
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

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

Yes ☒            No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐            No ☒

The number of shares of the registrant's common stock, without par value, outstanding as of April 25, 2008 was 1,388,381.

MFB CORP. AND SUBSIDIARIES
FORM 10-Q

INDEX

Page No.

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
March 31, 2008 (Unaudited) and September 30, 2007	3

Consolidated Statements of Income (Unaudited)
Three and Six Months Ended March 31, 2008 and 2007	4

Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
Three and Six Months Ended March 31, 2008 and 2007	5

Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended March 31, 2008 and 2007	6

Notes to (Unaudited) Consolidated Financial Statements March 31, 2008	7

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

General	13

Results of Operations	13

Balance Sheet Composition	14

Liquidity and Capital Resources	15

Item 4T. Controls and Procedures	17

Part II. Other Information

Items 1-6	18

Signatures	20

Certifications	21

MFB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2008 (UNAUDITED) and September 30, 2007
(Dollars in thousands except share information)

	March 31,	September 30,
	2008	2007
Assets
Cash and due from financial institutions	$7,791	$7,546
Interest-earning deposits in other financial institutions - short term	20,714	15,924
Total cash and cash equivalents	28,505	23,470

Securities available for sale	29,412	33,409
FHLB Stock and other investments	9,097	9,718

Loans held for sale	461	612

Mortgage loans	189,950	201,233
Commercial loans	153,586	153,945
Consumer loans	52,090	52,578
Loans receivable	395,626	407,756
Less: allowance for loan losses	(4,892)	(5,298)
Loans receivable, net	390,734	402,458

Premises and equipment, net	19,151	18,506
Mortgage servicing rights, net	1,983	2,253
Cash surrender value of life insurance	10,774	10,565
Goodwill	1,970	1,970
Other intangible assets	1,724	1,922
Other assets	7,000	5,565
Total assets	$500,811	$510,448
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing demand deposits	$29,269	$39,043
Savings, NOW and MMDA deposits	130,348	123,718
Time deposits	176,365	171,042
Total deposits	335,982	333,803

Securities sold under agreements to repurchase	542	540
Federal Home Loan Bank advances	111,809	124,258
Subordinated debentures	5,000	5,000
Accrued expenses and other liabilities	4,445	5,790
Total liabilities	457,778	469,391

Shareholders' equity
Common stock, 5,000,000 shares authorized; shares issued: 1,689,417 - 3/31/08 and 9/30/07; shares outstanding: 1,388,381 - 3/31/08 and 1,313,671 - 9/30/07	12,724	12,500
Retained earnings - substantially restricted	37,717	37,841
Accumulated other comprehensive income (loss),net of tax of ($58) - 3/31/08 and ($159) - 9/30/07	(113)	(308)
Treasury stock: 301,036 common shares - 3/31/08 and 375,746 common shares - 9/30/07, at cost	(7,295)	(8,976)
Total shareholders' equity	43,033	41,057
Total liabilities and shareholders' equity	$500,811	$510,448

See accompanying notes to (unaudited) consolidated financial statements

MFB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three and Six Months Ended March 31, 2008 and 2007
 (Dollars in thousands except per share information and cash dividends)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Interest income
Loans receivable, including fees	$6,471	$6,509	$13,243	$12,816
Securities - taxable	492	690	983	1,430
Other interest-earning assets	125	138	249	203
Total interest income	7,088	7,337	14,475	14,449
Interest expense
Deposits	2,446	2,567	4,975	5,148
Securities sold under agreements to repurchase	3	-	9	-
FHLB advances and other borrowings	1,479	1,421	3,132	2,892
Total interest expense	3,928	3,988	8,116	8,040
Net interest income	3,160	3,349	6,359	6,409
Provision for loan losses	64	(228)	(30)	(1,356)
Net interest income after provision for loan losses	3,096	3,577	6,389	7,765
Noninterest income
Service charges on deposit accounts	742	767	1,561	1,618
Trust and brokerage fee income	518	240	1,002	404
Insurance commissions	15	15	26	23
Net realized gains from sales of loans	137	93	237	144
Mortgage servicing asset (impairment)	(237)	29	(295)	(20)
Net gain (loss) on securities available for sale	(608)	16	(890)	377
Earnings on life insurance	117	63	220	124
Other income	204	201	391	375
Total noninterest income	888	1,424	2,252	3,045
Noninterest expense
Salaries and employee benefits	2,206	2,016	4,615	4,128
Occupancy and equipment expenses	642	802	1,447	1,603
Professional and consulting fees	203	179	420	397
Data processing expense	173	208	347	415
Loss on sale of fixed assets	5	5	5	5
Business development and marketing	92	149	183	340
Supplies and communications	135	152	278	303
Amortization of intangibles	99	97	198	193
Other expense	653	377	1,013	817
Total noninterest expense	4,208	3,985	8,506	8,201

Income (loss) before income taxes	(224)	1,016	135	2,609
Income tax expense (benefit)	(271)	235	(254)	677
Net income	$47	$781	$389	$1,932

Basic earnings per common share	$0.03	$0.59	$0.29	$1.46
Diluted earnings per common share	$0.03	$0.57	$0.28	$1.41

Cash dividends declared	$0.190	$0.165	$0.380	$0.330

See accompanying notes to (unaudited) consolidated financial statements

MFB CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY (UNAUDITED)
Three and Six Months Ended March 31, 2008 and 2007
(Dollars in thousands except share information)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Balance at beginning of period	$41,479	$40,095	$41,057	$38,939
Stock based compensation expense	8	7	16	21
Purchase of treasury stock	(35)	(171)	(35)	(303)
Stock option exercise - issuance of treasury stock	1,447	15	1,874	163
Tax benefit related to employee stock plan	(1)	-	50	37
Cash dividends declared	(263)	(218)	(513)	(435)

Comprehensive income:
Net income	47	781	389	1,932
Other comprehensive income, net of tax	351	346	195	501
Total comprehensive income	398	1,127	584	2,433

Balance at end of period	$43,033	$40,855	$43,033	$40,855

See accompanying notes to (unaudited) consolidated financial statements

MFB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended March 31, 2008 and 2007
(Dollars in thousands)

	Six Months Ended
	March 31,
	2008	2007
Cash flows from operating activities
Net income	$389	$1,932

Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization, net of accretion	652	703
Provision for loan losses	(30)	(1,356)
Net realized gains from sales of loans	(237)	(144)
Other-than-temporary impairments on available for sale securities	1,042	-
Amortization of mortgage servicing rights	115	166
Amortization of intangible assets and purchase adjustments	266	151
Origination of loans held for sale	(12,357)	(5,626)
Sale of other real estate owned property	-	1,113
Expense of mortgage servicing rights	295	20
Proceeds from sales of loans held for sale	12,922	6,364
Loss on sales of premises and equipment	5	5
Equity in loss of investment in limited partnership	121	122
Stock-based compensation	16	21
Appreciation in cash surrender value of life insurance	(209)	(119)
Net change in:
Accrued interest receivable	(23)	61
Other assets	(1,480)	(259)
Accrued expenses and other liabilities	(456)	(301)
Net cash provided (used) in operating activities	1,031	2,853

Cash flows from investing activities
Net change in loans receivable	11,418	(9,536)
Stock repurchase by FHLB	-	446
Proceeds from:
Principal payments of mortgage-backed and related securities	2,497	4,372
Maturities and calls of securities available for sale and other investments	1,000	6,840
Purchase of premises and equipment, net	(1,295)	(251)
Net cash provided (used) in investing activities	13,620	1,871

Cash flows from financing activities
Purchase of treasury stock	(35)	(303)
Net change in deposits	2,179	7,805
Net change in securities sold under agreements to repurchase	2	-
Proceeds from FHLB borrowings	34,479	30,585
Repayment of FHLB borrowings	(46,763)	(30,035)
Repayment of other borrowings	-	(4,500)
Proceeds from exercise of stock options, including tax benefit	1,924	200
Net change in advances from borrowers for taxes and insurance	(889)	147
Cash dividends paid	(513)	(435)
Net cash provided (used) in financing activities	(9,616)	3,464
Net change in cash and cash equivalents	5,035	8,188
Cash and cash equivalents at beginning of period	23,470	16,289
Cash and cash equivalents at end of period	$28,505	$24,477
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$8,302	$7,786
Income taxes	-	1,002
Supplemental schedule of noncash investing activities:
Transfer from:
Loans receivable to loans held for sale	$317	$531
Loans receivable to other real estate owned	207	65

See accompanying notes to (unaudited) consolidated financial statements

MFB CORP. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Nature of Operations:  MFB Corp. is an Indiana unitary savings and loan holding company organized in 1993, and parent company of its wholly owned federal savings bank subsidiary, MFB Financial (the “Bank”). MFB Corp. and the Bank (collectively referred to as the "Company") conduct business from their corporate office and main office located in Mishawaka, Indiana and the Bank’s eleven financial centers in St. Joseph, Elkhart, and Hamilton Counties of Indiana, and also has a mortgage loan office located in New Buffalo in Berrien County, Michigan.  The Bank offers a variety of lending, deposit, trust, investment, broker advisory, private banking, retirement plan and other financial services to its retail and business customers.  The Bank's wholly-owned subsidiary, Mishawaka Financial Services, Inc., is engaged in the sale of life and health insurance to customers in the Bank’s market area. The Bank’s wholly-owned subsidiaries, MFB Investments I, Inc., MFB Investments II, Inc. and MFB Investments, LP are Nevada corporations and a Nevada limited partnership that manage the Bank’s investment portfolio.  The Bank’s wholly-owned subsidiary, Community Wealth Management Group, Inc., is based out of Hamilton and Montgomery counties in Indiana, and attracts high net worth clients and offers trust, private client services and retirement plan services in the Bank’s market area.  MFBC Statutory Trust I is MFB Corp’s wholly-owned trust preferred security subsidiary.

Basis of Presentation: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of the financial  statements.  In the opinion of management, the consolidated financial statements contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets of MFB Corp. and its subsidiary MFB Financial as of March 31, 2008 and September 30, 2007, the consolidated statements of income, the condensed consolidated statements of changes in shareholders’ equity for the three and six months ended March 31, 2008 and 2007 and the consolidated statements of cash flows for the six months ended March 31, 2008 and 2007.  All significant intercompany transactions and balances are eliminated in consolidation.

Reclassifications: Items in the prior consolidated financial statements are reclassified to conform with the current presentation.

NOTE 2 – EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share shows the dilutive effect of additional potential common shares issuable under stock options.

The computations of basic earnings per common share and diluted earnings per common share for the three and six month periods ended March 31, 2008 and 2007 are presented below.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	(In thousands except per share information)

	2008	2007	2008	2007

Basic earnings per common share
Numerator
Net income	$47	$781	$389	$1,932

Denominator
Weighted average common shares outstanding for basic earnings per common share	1,383	1,323	1,349	1,320

Basic earnings per common share	$0.03	$0.59	$0.29	$1.46

Diluted earnings per common share
Numerator
Net income	$47	$781	$389	$1,932

Denominator
Weighted average common shares outstanding for basic earnings per common share	1,383	1,323	1,349	1,320
Add: Dilutive effects of assumed exercises of stock options	33	50	26	52
Weighted average common and dilutive potential common shares outstanding	1,416	1,373	1,375	1,372

Diluted earnings per common share	$0.03	$0.57	$0.28	$1.41

Stock options for 5,000 shares of common stock for the three months ended March 31, 2008 and 28,500 shares of common stock for the six months ended March 31, 2008 were not considered in computing diluted earnings per share because they were antidilutive.  Stock options for 17,000 shares of common stock for the three and six months ended March 31, 2007 were not considered in computing diluted earnings per common share because they were antidilutive.

NOTE 3 - SECURITIES

The fair value of securities available for sale and the related amortized cost and gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

	March 31, 2008
	(Dollars in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities
U.S. Government and federal agencies	$1,500	$14	$-	$1,514
Mortgage-backed	22,098	306	(16)	22,388
Corporate notes	3,975	-	(475)	3,500
	27,573	320	(491)	27,402
Marketable equity securities	2,010	-	-	2,010
	$29,583	$320	$(491)	$29,412

	September 30, 2007
	(Dollars in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities
U.S. Government and federal agencies	$1,500	$6	$-	$1,506
Mortgage-backed	25,350	59	(382)	25,027
Corporate notes	3,974	-	(468)	3,506
	30,824	65	(850)	30,039
Marketable equity securities	3,052	318	-	3,370
	$33,876	$383	$(850)	$33,409

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

The net unrealized values on mortgage-backed securities have increased since September 30, 2007, resulting in net unrealized gains of $290,000 as of March 31, 2008, compared to net unrealized losses of $323,000 at September 30, 2007.  The net unrealized values on corporate notes have decreased since September 30, 2007, resulting in net unrealized losses of $475,000 as of March 31, 2008, compared to net unrealized losses of $468,000 at September 30, 2007.

Marketable equity securities consist of government sponsored agency preferred stocks of Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) that were originally valued at $2.0 million each.  The amortized cost of these preferred stocks decreased to $2.0 million at March 31, 2008 compared to $3.1 million at September 30, 2007.  The Company recorded a non-cash impairment charge of $948,000 during the year ended September 30, 2005 for the decline in the value determined to be other-than-temporary. During the quarter ended December 31, 2007, the Company recorded a non-cash impairment charge of $350,000 for the decline in the value of the Fannie Mae preferred stock determined to be other-than-temporary.  During the quarter ended March 31, 2008, a non-cash impairment charge of $532,000 was made for further decline in the Freddie Mac investment, and a non-cash impairment charge of $160,000 was made for further decline in the Fannie Mae investment, both of which were determined to be other-than-temporary.  Recent capital needs at Fannie Mae and Freddie Mac resulted in new issuances of higher yielding preferred stocks by these two companies, and coupled with continued turmoil in the housing and credit markets, have resulted in significant swings in the market value of these securities. Based upon the structure of the recently issued securities and the impact on the Company’s existing securities, management determined the impairment charges to be other-than-temporary.  Due to the uncertainty of future market conditions and how they might impact the financial performance of Fannie Mae and Freddie Mac, management was unable to determine when or if the impairment will be reversed.

NOTE 4 – LOANS RECEIVABLE

Loans receivable at March 31, 2008 and September 30, 2007 are summarized as follows:

	March 31,	September 30,
	2008	2007
	(Dollars in thousands)
Residential mortgage loans
Secured by one-to-four family residences	$169,419	$178,056
Construction loans	15,606	18,107
Other	5,377	5,588
	190,402	201,751
Less:
Net deferred loan origination fees	(417)	(466)
Undisbursed portion of construction and other mortgage loans	(35)	(52)
Total residential mortgage loans	189,950	201,233

Commercial loans
Commercial real estate	$90,172	$95,241
Commercial	63,481	58,890
	153,653	154,131
Less: net deferred loan origination fees	(152)	(186)
Loans in process	85	-
Total commercial loans	153,586	153,945

Consumer loans
Home equity and second mortgage	$42,203	$42,593
Other	9,887	9,985
Total consumer loans	52,090	52,578

Total loans receivable	$395,626	$407,756

Activity in the allowance for loan losses is summarized as follows for the six months ended March 31, 2008 and 2007:

	March 31,	March 31,
	2008	2007
	(Dollars in thousands)

Balance at beginning of period	$5,298	$7,230
(Negative) Provision for loan losses	(30)	(1,356)
Charge-offs	(382)	(510)
Recoveries	6	14
Balance at end of period	$4,892	$5,378

NOTE 4 – LOANS RECEIVABLE (continued)

	Six Months Ended	Year Ended
	March 31,	September 30,
	2008	2007
Impaired loans were as follows:	(Dollars in thousands)

Period end loans with no allocated allowance for loan losses	$886	$759
Period end loans with allocated allowances for loan losses	2,595	2,901
Total impaired loans	$3,481	$3,660

Amount of the allowance for loan losses allocated	$1,974	$2,433
Average of impaired loans	3,362	4,644
Interest income recognized during impairment	-	9
Cash-basis interest income recognized during impairment	-	7

Impaired loans decreased during the six months ended March 31, 2008.  Four loans totaling $364,000 were classified as impaired during the six month period.  They were partially offset by a charge off of an impaired loan of $281,000 that had been fully reserved for, and principal payments on two impaired loans in the amount of $262,000.  One of the two loans has a remaining balance of approximately $1.3 million at March 31, 2008 with an equivalent amount of allowance for loan losses allocation. The Bank maintained the $1.3 million allowance for the loan losses allocation based upon the history of unreliable and inconsistent financial reporting and cash flows of the customer’s business.  The actual loss on this loan relationship may vary significantly from the current estimate contingent upon the borrower’s ability to seek alternative financing or pay down the loan.

Non-performing loans were as follows:

	March 31,	September 30,
	2008	2007
	(Dollars in thousands)

Loans past due over 90 days still on accrual status	$3,128	$41
Non-accrual loans	5,403	4,693
Restructured loans	1,643	361
Total non-performing loans	$10,174	$5,095

NOTE 5 – BUSINESS COMBINATION

On September 28, 2007, the Company acquired certain trust assets, personal property and contracts (the “Trust Business”) of Community Trust & Investment Company, Inc., an Indiana trust company serving the greater Indianapolis area and Crawfordsville, Indiana. The Trust Business provides a myriad of trust services including trust account administration under agreement and wills; agency accounts, guardianships, estate settlement; custodial and other standard trust services.  The business also offers administration of employee benefit and employee welfare plans and administrative service through partnerships with established investment advisors.  The Company acquired approximately $275.0 million in trust assets and is operating from offices in Carmel and Crawfordsville, Indiana.  The acquisition included a group of trust professionals that complement the Company’s existing trust department.

The purchase price is based upon the fees earned and received on the trust assets acquired during the three year period from the date of closing.  The first year’s payment is 25%, the second year payment is 20%, and the third year payment is 15% of the fees earned and received during those periods.  At closing, the estimated purchase price approximated $660,000 and resulted in a present value intangible asset of $610,000.  The intangible asset will be amortized over the estimated life of the trust customer relationships, currently expected to be ten years.  The intangible asset will be adjusted as actual payments are determined as described above.

NOTE 6 – PENDING MERGER

On January 8, 2008, MFB Corp. and MutualFirst Financial, Inc. (“MutualFirst”) jointly announced the signing of a definitive agreement (the "Agreement") pursuant to which the Company will be merged with and into MutualFirst Acquisition Corp., a wholly-owned subsidiary of MutualFirst (the “Merger”), and MFB Corp.’s savings bank subsidiary, MFB Financial, will be merged into MutualFirst’s subsidiary, Mutual Federal Savings Bank.  The Agreement provides that upon the effective date of the Merger (the "Effective Time"), pursuant to election procedures described in the Agreement, each share of common stock of MFB Corp. will be converted into either an amount of cash equal to $41.00 per share (the “Cash Consideration”), or 2.59 shares of common stock, $.01 par value per share, of MutualFirst (the “Exchange Ratio”).

Notwithstanding the foregoing, 80% of the total number of outstanding shares of common stock of MFB Corp. must be converted into MutualFirst common stock.  There may be allocations of cash or stock made to MFB Corp.’s shareholders to ensure that this requirement is satisfied.

At the effective time of the Merger, each option to purchase Company common stock, vested or unvested, will be converted into the right to receive options for a number of shares of MutualFirst common stock equal to 2.59 times the number of shares of MFB Corp.’s common stock, subject to such options, for the same aggregate option price as shall be in effect for MFB Corp.’s stock options immediately prior to the effective date of the Merger.

The Company will have the right to terminate the Agreement if the average closing price of MutualFirst common stock during a period of five business days following receipt of all required regulatory and shareholder approvals is less than $12.664 and MutualFirst common stock underperforms an index of financial institutions by fifteen percent, unless MutualFirst were to elect to make a compensating adjustment to the exchange ratio.  For the ten-trading day period ended April 23, 2008, the average closing price of MutualFirst common stock was $12.45, which is below the minimum price of $12.664.  This decline in the value of MutualFirst common stock from the start date is less than fifteen percent greater than the decline in the index value over the same time period.  Accordingly, if the determination date was April 24, 2008, MFB Corp. would not have the right to terminate the merger agreement under this provision.

Based on the closing price of MutualFirst’s common stock on April 23, 2008 ($12.10), the transaction has an aggregate value of approximately $47.5 million.

The Merger will be accounted for as a purchase and is expected to close during the Company’s fourth quarter of the fiscal year ending September 30, 2008.  The Agreement has been approved by the boards of directors of MFB Corp. and MutualFirst.  However, the closing of the Merger is subject to certain other conditions, including the approval of the Merger by the shareholders of MFB Corp. and approval of the issuance of shares by shareholders of MutualFirst and the approval of regulatory authorities.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The principal business of the Bank has historically consisted of attracting deposits from the general public and the business community and making loans secured by various types of collateral, including real estate and general business assets.  The Bank’s Wealth Management Group attracts high net worth clients and offers trust, investment, insurance, broker advisory, retirement plan and private banking services.  The Bank is significantly affected by prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions.  Deposit flows are influenced by a number of factors, including interest rates paid on competing investments, account maturities, fee structures, and level of personal income and savings. Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles. Sources of funds for lending activities of the Bank include deposits, borrowings, payments on loans, sales of loans and income provided from operations.  The Company’s earnings are primarily dependent upon the Bank's net interest income, the difference between interest income and interest expense.

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

The Company’s operations are managed and financial performance is evaluated on a company-wide basis and, accordingly, considered a single operating segment.

RESULTS OF OPERATIONS
COMPARISON OF THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

Consolidated net income for the Company for the three months ended March 31, 2008 was $47,000 or $0.03 diluted earnings per common share, compared to net income of $781,000 or $0.57 diluted earnings per share for the three months ended March 31, 2007.  MFB Corp.’s decrease in earnings for the second quarter from the prior comparable period was primarily attributable to an increase in the provision for loan loss expense of approximately $292,000, other-than-temporary impairment charges of $692,000 related to investments in preferred stock issued by Freddie Mac and Fannie Mae, and a $237,000 impairment charge related to the valuation of mortgage servicing rights assets.  The decrease was partially offset by an increase in the income tax benefit of approximately $506,000 due to the decrease in income before taxes.  The Company’s consolidated net income for the six months ended March 31, 2008 was $389,000 or $0.28 diluted earnings per common share, compared to net income of $1.9 million or $1.41 diluted earnings per share for the six months ended March 31, 2007. The decrease from the six month period ended March 31, 2007 to that of March 31, 2008 was primarily attributable to an increase in the provision for loan loss expense of approximately $1.3 million, and other-than-temporary impairment charges related to investments of approximately $1.0 million.  The decrease was partially offset by an increase in the income tax benefit of approximately $931,000 due to the decrease in income before taxes.

Net interest income before provision for loan losses decreased to $3.2 million for the three month period ending March 31, 2008 compared to $3.3 million for the same period last year.  The decrease was due to a decrease in interest income and an increase in interest expense on FHLB advances and other borrowings, partially offset by a decrease in interest expense on deposits.  For the six month periods ended March 31, 2008 and 2007, net interest income remained constant at $6.4 million.  Interest expense on deposits decreased to $2.4 million for the quarter ended March 31, 2008 compared to $2.6 million for the same quarter in 2007, and decreased to $5.0 million from $5.1 million for the comparable six month periods.  Interest income decreased to $7.1 million compared to $7.3 million for the three months ended March 31, 2007 and for the six months ended March 31, 2008 and March 31, 2007 was $14.5 million and $14.4 million, respectively.  Interest expense on FHLB advances and other borrowings increased to $1.5 million for the March 2008 quarter compared to $1.4 million in March 2007, and to $3.1 million from $2.9 million for the respective six month periods.

The provision for loan losses was $64,000 for the quarter ended March 31, 2008 compared to a negative provision for loan losses of $228,000 for the same quarter in 2007.  For the six month periods ended March 31, 2008 and 2007, the negative provision for loan losses was $30,000 and $1.4 million, respectively.  The negative provision for loan losses during the three and six month periods ended March 31, 2007 was primarily related to the repayment of two commercial loans which previously had a significant allowance for loan losses allocations.  The percentage of non-performing assets to total loans at March 31, 2008 was 2.66%, an increase from 1.29% at September 30, 2007.

Noninterest income was $888,000 for the quarter ended March 31, 2008 compared to $1.4 million for the same period last year. The decrease was primarily attributable to other-than-temporary impairment charges of $692,000 related to the aforementioned preferred stocks issued by Freddie Mac and Fannie Mae, and a charge for the impairment of mortgage servicing rights assets resulting in a loss of $237,000, offset by an investment gain recorded of $84,000.  Trust and brokerage fee income rose to $518,000 for the three months ended March 31, 2008, compared to $240,000 for the prior year three month period.  For the six months ended March 31, 2008, noninterest income fell to $2.3 million compared to $3.0 million for the same period last year. The decrease was primarily attributable to other-than-temporary impairment charges of the preferred stocks of Fannie Mae and Freddie Mac of approximately $1.0 million, and impairment charges of $295,000 related to the mortgage servicing rights assets. The decrease was partially offset by a gain of $84,000 related to the WorldCom investment settlement, and a gain of $68,000 from the conversion and sale of Class B shares of MasterCard stock held by the Company.  Trust and brokerage fee income increased to $1.0 million for the six months ended March 31, 2008 compared to $404,000 for the prior year comparable period.  The increase for the three and six month periods ended March 31, 2008 was primarily attributable to the result of the Company’s new wealth management and private banking subsidiary, Community Wealth Management Group, Inc.

Noninterest expense increased to $4.2 million for the quarter ended March 31, 2008 from $4.0 million for the quarter ended March 31, 2007.  This increase was primarily due to acquisition expenses incurred of approximately $218,000 and an increase in salaries and benefits of $190,000.  This increase was offset by a decrease in marketing and business development of $57,000.  For the six month period ended March 31, 2008, noninterest expense increased to $8.5 million from $8.2 million at March 31, 2007. The increase was primarily due to acquisition expenses incurred of approximately $218,000 and an increase in salaries and benefits of $487,000. The increase was offset by a decrease in marketing and business development of $157,000.

Income tax benefit for the three months ended March 31, 2008 was approximately $271,000 compared to income tax expense of approximately $235,000 for the same period last year due to the change in income before income taxes.  Income tax benefit for the six months ended March 31, 2008 was approximately $254,000 compared to income tax expense of approximately $677,000 for the same period last year due to the change in income before income taxes.

The Indiana Department of Revenue (“DOR”) recently completed a tax audit of MFB Corp. with respect to Indiana sales, use, payroll, and franchise taxes for MFB Corp.’s three tax years ending September 30, 2004, 2005 and 2006.  The audit commenced in September 2007.  The auditor has indicated that MFB Investments I, Inc., MFB Investments II, Inc., and MFB Investments, LP, three of MFB Financial’s subsidiaries, are part of a unitary group and should be included in MFB Corp.’s combined tax return.  The earnings of these entities had been excluded from MFB Corp.’s Indiana tax return on the basis that they are domiciled in Nevada and not transacting business within Indiana.  If the DOR ultimately prevails in its position, the net taxes due (after considering the state tax deduction for federal income tax purposes) for the fiscal year ended 2005 would be $182,140 and for the fiscal year ended 2006 would be $140,388.  MFB Corp. disagrees with the DOR position with respect to this matter.  MFB Corp. also believes that the tax auditor’s position in this matter, because it is based on facts relating only to the fiscal years ended 2004 and 2005, has improperly been applied by him to MFB Corp.’s 2006 tax year.  MFB Corp. has submitted a response to the tax auditor explaining the basis for its disagreement with his position, and has received some indication from the tax auditor that assessments may only be made for the fiscal year ended 2005, and not the fiscal year ended 2006.  If the auditor continues to assert his position that any assessment is required, and that position is reflected in the final tax audit report, MFB Corp. intends to appeal the decision.  There can be no guarantee that MFB Corp. would prevail in such event.

BALANCE SHEET COMPOSITION
COMPARISON OF MARCH 31, 2008 TO SEPTEMBER 30, 2007

The Company’s total assets were $500.8 million as of March 31, 2008 compared to $510.4 million as of September 30, 2007.  Included in the Company’s total assets as of March 31, 2008 is a deferred expense asset in the amount of $733,000 relating to a termination payment in connection with the termination as of the date of the pending merger with MutualFirst Financial Group, Inc. of MFB Corp.’s data processing contract.

Cash and cash equivalents increased from $23.5 million at September 30, 2007 to $28.5 million at March 31, 2008. The increase was primarily attributable to an increase in deposits of $2.2 million, proceeds from payments and maturities of securities of $3.5 million, and proceeds from the exercise of stock options, including the tax benefit, of $1.9 million.  Expenditures to purchase premises and equipment amounted to $1.3 million.

As of March 31, 2008 total securities available for sale were $29.4 million, a decline of $4.0 million from a balance of $33.4 million at September 30, 2007. The securities portfolio activity during the six month period included principal payments on mortgage-backed and related securities of $2.5 million and maturities and calls of securities available for sale and other investments of $1.0 million.  The Company did not purchase or sell securities during the six month period.

Loans receivable decreased from $407.8 million at September 30, 2007 to $395.6 million at March 31, 2008. Mortgage loans decreased from $201.2 million at September 30, 2007 to $190.0 million at March 31, 2008. Commercial loans outstanding decreased from $153.9 million at September 30, 2007 to $153.6 million at March 31, 2008.  Consumer loans, including home equity and second mortgages, decreased by $488,000 during the six month period.  Diversification of the mix of loans on the balance sheet continues to be a focus to improve profit margins, control margin volatility and to appeal to a broader range of existing and potential customers.

The balance of mortgage servicing rights at March 31, 2008 was $2.0 million compared to $2.3 million at September 30, 2007. For the six months ending March 31, 2008, the Company completed secondary market mortgage loan sales of $12.8 million and the net gains realized on these loan sales were $237,000, including $141,000 related to recording mortgage servicing rights. The loans sold this year were primarily fixed rate mortgage loans with maturities of fifteen years or longer.  The sale of loan production serves as a source of additional liquidity and management anticipates that the Company will continue to deliver fixed rate loans to the secondary market to meet consumer demand, manage interest rate risk, and diversify the asset mix of the Company.

The balance of allowance for loan losses at March 31, 2008 was $4.9 million, or 1.24% of loans, compared to $5.3 million, or 1.30% of loans, at September 30, 2007. The change is due primarily to the negative provision for loan losses and the amount of net charge-offs for the six months ended March 31, 2008. For the fiscal second quarter ended March 31, 2008, net charge-offs were $90,000 compared to $40,000 net charge-offs for the quarter ended September 30, 2007.  In management’s opinion, the allowance for loan losses is adequate to cover probable incurred losses at March 31, 2008.

Total liabilities decreased $11.6 million, from $469.4 million at September 30, 2007 to $457.8 million at March 31, 2008.  The Bank’s noninterest-bearing demand deposits decreased by $9.8 million, while savings and NOW deposits rose by $6.6 million and time deposits also increased by $5.3 million.  During the period, advances from the FHLB declined by $12.5 million.  As of March 31, 2008, the advances had a weighted average interest rate of 4.67% and mature over the next four years.  A total of $53.5 million of the advances with a weighted average interest rate of 4.84% mature over the next twelve months. Accrued expenses and other liabilities decreased by $1.3 million, largely due to payments of property taxes.

Total shareholders' equity increased by approximately $1.9 million to $43.0 million at March 31, 2008 compared to $41.1 million at September 30, 2007. The increase was derived from net income of $389,000, and transactions relating to the exercise of stock options and other treasury stock transactions in the amount of $1.8 million.  Dividends paid to shareholders reduced shareholders’ equity by $513,000.  MFB Corp’s equity to assets ratio was 8.59% at March 31, 2008 compared to 8.04% at September 30, 2007.  The book value of MFB Corp. stock decreased from $31.25 at September 30, 2007 to $31.00 at March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash, deposits with other financial institutions, over night interest-earning deposits in other financial institutions, and securities available for sale. These assets are commonly referred to as liquid assets.

Liquid assets were $57.9 million as of March 31, 2008, up from $57.4 million at September 30, 2007. Cash and cash equivalents increased $5.0 million during the six month period, while securities available for sale and other liquid investments declined by $4.5 million.  Management believes the liquidity level as of March 31, 2008 is sufficient to meet anticipated cash needs.

Short-term borrowings or long-term debt, such as Federal Home Loan Bank advances, are used to supplement other sources of funds such as deposits and to assist in asset/liability management. As of March 31, 2008, total FHLB borrowings amounted to $111.8 million and were originally used primarily to fund loan portfolio growth. The Bank had commitments to fund loan originations with borrowers totaling $88.4 million at March 31, 2008, including $79.6 million in available consumer and commercial lines and letters of credit.  Certificates of deposit scheduled to mature in one year or less totaled $116.3 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient cash flow and other cash resources to meet current and anticipated loan funding commitments, deposit customer withdrawal requirements and operating expenses.

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

The Bank’s actual capital and required capital amounts and ratios at March 31, 2008 and September 30, 2007 are presented below:

					Minimum
					Requirement to be
			Minimum		Well Capitalized Under
			Requirement for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Actual Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2008
Total capital (to risk weighted assets)	$42,060	11.06%	$30,431	8.00%	$38,039	10.00%
Tier 1 (core) capital (to risk weighted assets)	39,203	10.31	15,213	4.00	22,823	6.00
Tier 1 (core) capital (to adjusted total assets)	39,203	7.93	19,783	4.00	24,728	5.00

					Minimum
					Requirement to be
			Minimum		Well Capitalized Under
			Requirement for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Actual Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2007
Total capital (to risk weighted assets)	$41,220	10.79%	$30,550	8.00%	$38,188	10.00%
Tier 1 (core) capital (to risk weighted assets)	38,582	9.99	15,275	4.00	22,913	6.00
Tier 1 (core) capital (to adjusted total assets)	38,582	7.65	20,182	4.00	25,228	5.00

As of March 31, 2008, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.

The foregoing discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve a number of risks and uncertainties.  A number of factors could cause results to differ materially from the objectives and estimates expressed in such forward-looking statements. These factors include, but are not limited to, changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, changes in the position of banking regulators on the adequacy of our allowance for loan losses, changes in the value of the Company’s mortgage servicing rights and securities available for sale, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  These factors should be considered in evaluating any forward-looking statements, and undue reliance should not be placed on such statements.  MFB Corp. does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Item 4T.  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.  The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the most recent fiscal quarter covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

(b)           Changes in internal controls.  There were no significant changes in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation of controls that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.   Risk Factors

Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by the Company pursuant to a previously announced buyback program with respect to its Common Stock during the three months ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as part of Publicly Announced program		Approximate Number of Shares that May Yet be Purchased Under the Program
			(1	), (2)	(1	), (2)

January 1-31, 2008	$-	$-	$-		67,721
February 1-29, 2008	1,000	34.61	1,000		66,721
March 1-31, 2008	-	-	-		66,721
Total	$1,000		$1,000

(1)
On February 2, 2006, the Company announced in a press release that the board of directors had authorized a stock repurchase program to purchase up to 5%, or approximately 67,000 shares of outstanding stock.  There are 721 shares remaining to be purchased under that program.

(2)
On February 23, 2007, the Company announced in a press release that the board of directors had authorized a new stock repurchase program to purchase up to 5%, or approximately 66,000 shares of outstanding stock, but no shares were repurchased under this new program during the quarter ended March 31, 2008.

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information.

None

Item 6.   Exhibits.

4(1)
Amendment No. 1 to Rights Agreement between MFB Corp. and Registrar and Transfer Company dated January 4, 2008 is incorporated by reference to Exhibit 4.1 to MFB Corp.’s Form 8-K filed January 8, 2008.

10(1)	MFB Corp. 2008 Stock Option and Incentives Plan is incorporated by reference to Appendix A to MFB Corp.’s proxy statement from its annual meeting held January 15, 2008.
10(2)
Agreement and Plan of Merger among MFB Corp., MutualFirst Financial, and MutualFirst Acquisition Corp. dated January 7, 2008 is incorporated by reference to Exhibit 10.1 and MFB Corp.’s Form 8-K filed January 8, 2008.

10(3)	Proposed Employment Agreement between Charles J. Viater and MutualFirst Savings Bank is incorporated by reference to Exhibit 10.2 to MFB Corp.’s Form 8-K filed January 8, 2008.
10(4)	Form of Voting Agreement is incorporated by reference to Exhibit 10.3 to MFB Corp.’s Form 8-K filed January 8, 2008.
31(1)	Certification required by 17 C.F.R. § 240.13a-14(a).
31(2)	Certification required by 17 C.F.R. § 140.13a-14(a).
32	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2005.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant had duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.

MFB CORP.

Date: May 12, 2008	By:	/s/ Charles J. Viater
Charles J. Viater
President and Chief Executive Officer

Date: May 12, 2008	By:	/s/ Terry L. Clark
Terry L. Clark
Executive Vice President and Chief Financial Officer